Form 10QSB
period 2007-03-31
GLOBAL ADVANCE CORP
filed 2007-05-16
CIK 1383154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB
__________________________

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: March 31, 2007

Commission File number: 333-140320

___________________________

GLOBAL ADVANCE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization)

98-0513637
(IRS Employee Identification No.)

Oren Rozenberg
Global Advance Corp.
Geva Street 13/10
Netanya, Jerusalem 42319
Tel: 01197298346829
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value
(Class)  2,000,000 Shares Outstanding as of May 14, 2007)

GLOBAL ADVANCE CORP.
Form 10-QSB

Part I:  Financial Information

Item 1.  Financial Statements

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Financial Statements-

Balance Sheet as of March 31, 2007	F-2

Statements of Operations for the Period Ended
March 31, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Period Ended March 31, 2007,
and Cumulative from Inception	F-4

Notes to Financial Statements March 31, 2007	F-5

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2007
(Unaudited)

ASSETS
2007
Current Assets:
Cash in bank	$220
Total current assets	220

Other Assets:
Patent pending	15,560
Deferred offering costs	25,500

Total other assets	41,060

Total Assets	$41,280

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accrued liabilities	$5,750
Loans from related parties - Directors and stockholders	59,800

Total current liabilities	65,550

Total liabilities	65,550

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 50,000,000 shares
authorized; 2,000,000 shares issued and outstanding	200
(Deficit) accumulated during the development stage	(24,470)

Total stockholders' (deficit)	(24,270)

Total Liabilities and Stockholders' (Deficit)	$41,280

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIOD ENDED MARCH 31, 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH MARCH 31, 2007
(Unaudited)

	Period Ended	Cumulative
	March 31,	From
	2007	Inception

Revenues	$ -	$ -

Expenses:
General and administrative-
Legal fees - incorporation	-	1,500
Professional fees	16,703	20,603
Other	1,779	2,367

Total general and administrative expenses	18,482	24,470

(Loss) from Operations	(18,482)	(24,470)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(18,482)	$(24,470)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,000,000

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIOD ENDED MARCH 31, 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH MARCH 31, 2007
(Unaudited)

	Period Ended	Cumulative
	March 31,	From
	2007	Inception

Operating Activities:
Net (loss)	$(18,482)	$(24,470)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net liabilities-
Accrued liabilities	(6,000)	5,750

Net Cash (Used in) Operating Activities	(24,482)	(18,720)

Investing Activities:
Acquisition and costs of patent pending	-	(15,560)

Net Cash (Used in) Investing Activities	-	(15,560)

Financing Activities:
Issuance of common stock for cash	-	200
Deferred offering costs	(15,500)	(25,500)
Loans from related parties - Directors and stockholders	40,000	59,800
Loan from third-party entity related to consultant	-	15,000
Repayment of loan from third-party entity related to consultant	-	(15,000)

Net Cash Provided by Financing Activities	24,500	34,500

Net Increase in Cash	18	220

Cash - Beginning of Period	202	-

Cash - End of Period	$220	$220

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Global Advance Corp. (“Global Advance” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on October 23, 2006. The business plan of the Company is to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the two-foot operating mouse device. The accompanying financial statements of Global Advance were prepared from the accounts of the Company under the accrual basis of accounting.

The Company has commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007.

Unaudited Interim Financial Statements

The interim financial statements as of March 31, 2007, and for the period then ended, and cumulative from inception are unaudited. However, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations and its cash flows for the period ended March 31, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2006, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2007, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property associated with its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of March 31, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was not subject to significant risk of loss.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2007, and expenses for the period ended March 31, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. The Company also intends to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the two-foot operating mouse device.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

On November 28, 2006, the Company entered into an Invention Assignment Agreement with IdeaPlus Ltd., an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus Ltd. all of the right, title and interest in the invention known as the “Two-foot Operated Mouse” for consideration of $10,000. Subsequently, the invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $100,000. As of May 15, 2007, the Company had completed its registration document and filing with the SEC, and continued with its capital formation activity. The effective date of the Registration Statement was April 13, 2007.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2007, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent Pending

On November 28, 2006, the Company entered into an Invention Assignment Agreement (the “Invention Agreement”) with IdeaPlus Ltd. (“IdeaPlus”), an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title and interest in the invention known as the “Two-foot Operated Mouse” (the “Invention”) for consideration of $10,000. Under the terms of the Invention Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. IdeaPlus initially obtained the Invention directly from the inventor. Neither IdeaPlus nor the inventor of the Invention is an officer or director of the Company, or an investor or promoter of such. Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $15,560 as of March 31, 2007. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 17 years.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

(4) Loans from Related Parties - Directors and Stockholders

As of March 31, 2007, loans from related parties - Directors and stockholders amounted to $59,800, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Common Stock

On December 22, 2006, the Company issued 2,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $200.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.10 per share for proceeds of up to $100,000. As of March 31, 2007, the Company had incurred $25,500 of deferred offering costs related to this capital formation activity.

(6) Related Party Transactions

As described in Note 4, as of March 31, 2007, the Company owed $59,800 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

(7) Commitments

The Company has a verbal commitment with a third-party consultant to provide financial and capital formation services for which the management of the Company has agreed to pay approximately $5,000 per calendar quarter, plus out-of-pocket expenses, commencing in the year 2007. During the period ended December 31, 2006, the Company borrowed $15,000 from an entity affiliated with this consultant for working capital to commence its organizational, patent application, and capital formation activities. The amount borrowed was repaid before December 31, 2006. For the period ended March 31, 2007, fees amounting to $11,500 were paid to the third-part consultant.

On December 6, 2006, the Company entered into an agreement with Nevada Agency & Trust Company for transfer agent services. For the period ended March 31, 2007, transfer agent fees amounted to $167.

(8) Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this pronouncement to any impact on its financial statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company does not expect the adoption of this pronouncement to any impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have any impact on its financial statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

(9) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2007, was as follows (assuming a 15% effective tax rate):

2007

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,772
Change in valuation allowance	(2,772)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2007, as follows:

2007

Loss carryforwards	$3,672
Less - Valuation allowance	(3,672)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2007, the Company had approximately $24,470 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

Item 2.  Management’s Discussion and Analysis and Plan of Operations.

USE OF NAMES

In this interim report, the terms “Global Advance Corp.”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Global Advance Corp. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:
•    dependence on key personnel;
•    competitive factors;
•    degree of success of research and development programs
•    the operation of our business; and
•    general economic conditions in the United States, Israel and China
These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this interim report.

ABOUT OUR COMPANY

We are a development stage company and currently own the technology for a two-foot operated mouse and its prototype. The related technology including the entire rights, title and interest in, including a working prototype of, the two-foot operated mouse was acquired by us from IdeaPlus Ltd on November 28, 2006. Subsequently, on December 21, 2006 we applied for a patent for the "two-foot operated mouse" (Patent Application No: 11/614,150 . The device is intended to assist those who are unable or prefer to use their feet to operate a computer by replacing a standard hand-controlled mouse device with a two-foot operated mouse which functions in the same way as a standard device, but is controlled by the user’s feet. Our principal business plan is to enhance the existing prototype, and, if and when we receive a patent for the device, we plan to manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product.

We were incorporated in Delaware on October 23, 2006. Our principal offices are located at Geva Street 13/10, Netanya, Israel 42319. Our telephone number is 011972-9-8346829.

For the year ended December 31, 2006 we had a net loss of $(5,988) and for the three months ended March 31 2007 we had a net loss of $(18,482).

Business Summary and Background

Standard computer users use a hand-controlled mouse, a manually operated pointing device. Prolonged use of a manual mouse may cause injuries related to repetitive movement and strain. In some cases, where a user prefers or is unable to use this device, an alternate possibility is to use a foot-controlled device that will enable the user to perform the same operations on the computer. Typically, foot operated computer mice include foot-movement sensing pads, foot pedals, foot mice that require the use of only one foot, foot track rolls, etc. One pedal features a 360-degree pressure-sensitive mechanism, allowing the user to control both cursor speed and direction with one foot, while the other pedal is used as a clicking device. Even those products that are used by both feet are constructed so that the left and right pedals are equivalent to the left and right mouse buttons, providing all the functionality of a hand mouse. The present invention relates generally to foot-operated computer mice and more specifically, it relates to a two-foot operated mouse for controlling the movement of the cursor using both feet. We believe a positive function of a foot mouse as compared to a hand controlled mouse is that it could increase work productivity of the computer user because the user is able to maintain control of the cursor without having to take his/her fingers off of the keyboard.

A primary problem presented by conventional foot-operated computer mice is that they do not make use of both feet, resulting in the asymmetric use of one foot over another. Another problem with conventional foot operated computer mice is that they are expensive. We believe conventional foot operated computer mice limit foot movement of the user. That is to say that existing two foot products have one foot to control the cursor and one foot to serve as a clicking device. Our product provides a new two-foot operated computer mouse construction whereby the user has the ability to fully control the movement of a computer cursor using both feet simultaneously.

The present invention, as it was designed, generally includes a housing containing two rollers, two wheels, two shafts, two disks, two electronic sensors, and a processing chip, with a connecting cable for connecting the two-foot operated mouse to a central processing unit. The user places each foot on a roller and moves his feet back and forth, turning the rollers. The user can type and control the cursor, point and click, and drag and drop without taking hands off the keyboard. We believe that our foot operated mouse can help users avoid carpal tunnel syndrome and mouse-induced Repetitive Stress Injuries that are typically associated with desktop mice. By having a foot mouse as compared to a hand mouse, it eliminates stress typically placed on the wrist and elbow areas.

The company intends to enhance the rough prototype of this invention in order to either begin manufacturing and selling the invention, or licensing the technology to a third party for them to manufacture it. Partners that we believe may have an interest in our product may include any or all computer and/or software developers or companies that promote inventions that assist handicapped or partially impaired computer users. We have not yet approached or spoken with any such potential partners or licensees. We also intend to market our product to individuals so that they can install the device for personal use in homes and offices.

Third-party manufacturers.

We will rely on third parties to enhance our current prototype of our two-foot operated mouse device and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our two-foot operated mouse device. There are currently no discussions or other consideration being given to any third party manufacturers until we commence our raise of capital.

Intellectual Property

On November 28, 2006 we acquired from IdeaPlus, a private Israeli based company, the entire rights, title and interest in, including a rough working prototype of the two foot operating mouse. On December 21, 2006 we filed a patent application with the United States Patent and Trademark Office.

Competition

There are several competitors in the computer mouse sector, some of which include Logitech, Kensington and Microsoft all of whom offer mice and mouse product supplies. There are also several companies that offer a two-foot operated mouse such as Fentek Industries and Hunter Digital; however, we believe that we are unique in that either foot mouse can control both the cursor and the click button. We are not aware of any other company that has developed, manufactured or marketed a device of a similar nature whereby the two-foot operated mouse device offers such flexibility in operational control. Nevertheless, a large computer or hardware manufacturer that decides to compete with us would have greater access to capital and may be able to produce a product that is less expensive than ours or more effective, thus causing any potential sales of our product to decline.

Employees

Other than our current officers, Messrs Rozenberg and Steinberger, we have no other full-time or part-time employees. If and when we begin enhancing the prototype for our two-foot operated mouse device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the year ended December 31 2006 and for the first three months ending March 31 2007, net cash provided by (used in) operating activities amounted to $5,762 and $(24,482), respectively. The Company incurred net losses of $5,988 and $18,482 for the year ended December 31 2006, and for the three months ended March 31 2007, respectively. Additionally, as of March 31 2007, Stockholders’ (Deficit) amounted to $24,270.

 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company anticipates that in order to fulfill its plan of operations, it will need to seek financing from outside sources.

Results of Operations:

For the three months ended March 31 2007

We have not generated any revenues since inception. General and administrative expenses were $18,482 for the three months ended March 31 2007 mainly attributable to outside consulting and professional fees incurred for the related period. This amount was also the net loss for the period .

We have, in our history, not generated any income from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. We expect our operating expenses to increase as a result of our planned expansion.

The SEC approved the SB-2 filed for the registration of 1,000,000 shares to be offered to the Public, and the Company is now in the process of offering these shares to the public and raising equity of $100,000 accordingly.

Inflation:

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures

Evaluation and Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.        Legal Proceedings.

Other than as set forth herein, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 2.        Changes In Securities

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters To A Vote Of Security Holders

None

Item 5.        Other Information

None

Item 6.        Exhibits

    a.                     Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

3.1(1)*	Articles of Incorporation of the Company

3.2 (1)*	By-Laws of the Company

3.3 (1)*	Form of Common Stock Certificate of the Company

10.1 (1)*	Acquisition of Patent/Technology rights to Global Advance Corporation

*     Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2007.

GLOBAL ADVANCE CORP. (Registrant)
By: /s/ Oren Rozenberg
Oren Rozenberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Oren Rozenberg Oren Rozenberg	President, CEO and Director	May 15, 2007
/s/ Judah Steinberger Judah Steinberger	Chief Accounting (Financial) Officer	May 15, 2007