Form 10QSB/A
period 2007-03-31
GLOBAL ADVANCE CORP
filed 2007-06-18
CIK 1383154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-QSB/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Due to our limited assets and start-up operations, we are currently a "shell company" (as defined in Rule 12b-2 of the Exchange Act).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value
(Class)  2,000,000 Shares Outstanding as of June 18, 2007)

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

*     Incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of June, 2007.

GLOBAL ADVANCE CORP. (Registrant)
By: /s/ Oren Rozenberg
Oren Rozenberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Oren Rozenberg Oren Rozenberg	President, CEO and Director	June 18, 2007
/s/ Judah Steinberger Judah Steinberger	Chief Accounting (Financial) Officer	June 18, 2007