Form 10QSB
period 2007-06-30
GLOBAL ADVANCE CORP
filed 2007-08-13
CIK 1383154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30 , 2007

Commission File number: 333-140320

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value (Class)	(3,025,000 Outstanding as of August 13, 2007)

GLOBAL ADVANCE CORP.
Form 10-QSB

Part I:  Financial Information

Item 1.  Financial Statements

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Financial Statements-

Balance Sheet as of June 30, 2007	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2007,
and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2007	F-5

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$31,007

Total current assets	31,007

Other Assets:
Patent pending	15,560
Deferred offering costs	33,250

Total other assets	48,810

Total Assets	$79,817

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued liabilities	$4,750
Loans from related parties - Directors and stockholders	39,800

Total current liabilities	44,550

Total liabilities	44,550

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 50,000,000 shares
authorized; 2,025,000 shares issued and outstanding	202
Common stock subscribed, par value $.0001 per share, 750,000 shares	75
Additional paid-in capital	76,923
(Deficit) accumulated during the development stage	(41,933)

Total stockholders' equity	35,267

Total Liabilities and Stockholders' Equity	$79,817

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Three Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2007	2007	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Legal fees - incorporation	-		1,500
Professional fees	13,120	29,823	33,723
Other	4,343	6,122	6,710

Total general and administrative expenses	17,463	35,945	41,933

(Loss) from Operations	(17,463)	(35,945)	(41,933)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(17,463)	$(35,945)	$(41,933)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	2,016,758	2,008,425

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH JUNE 30, 2007
(Unaudited)

	Six Months
	Ended	Cumulative
	June 30,	From
	2007	Inception

Operating Activities:
Net (loss)	$(35,945)	$(41,933)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for consulting services	2,000	2,000
Changes in net liabilities-
Accrued liabilities	(7,000)	4,750

Net Cash (Used in) Operating Activities	(40,945)	(35,183)

Investing Activities:
Acquisition and costs of patent pending	-	(15,560)

Net Cash (Used in) Investing Activities	-	(15,560)

Financing Activities:
Issuance of common stock for cash	75,000	75,200
Deferred offering costs	(23,250)	(33,250)
Loans from related parties - Directors and stockholders	20,000	39,800
Loan from third-party entity related to consultant	-	15,000
Repayment of loan from third-party entity related to consultant	-	(15,000)

Net Cash Provided by Financing Activities	71,750	81,750

Net Increase in Cash	30,805	31,007

Cash - Beginning of Period	202	-

Cash - End of Period	$31,007	$31,007

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. Since April 13, 2007, the Company has received stock subscriptions for 750,000 shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $75,000. As of June 30, 2007, the Company had not yet issued the common stock certificates related to the subscriptions received. The Company intends to continue with its capital formation activity until all 1,000,000 shares of registered common stock have been subscribed, and total proceeds of $100,000 received.

  Unaudited Interim Financial Statements

The Company’s interim financial statements as of June 30, 2007, and for the periods then ended, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30. 2007, and the results of its operations and its cash flows for the periods ended June 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2006, for additional information, including significant accounting policies.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

 Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2007.

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

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property pertaining to its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Concentration of Risk

As of June 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was not subject to significant risk of loss.

  Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and expenses for the periods ended June 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. Since April 13, 2007, the Company has received stock subscriptions for 750,000 shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $75,000. As of June 30, 2007, the Company had not yet issued the common stock certificates related to the subscriptions received. The Company intends to continue with its capital formation activity until all 1,000,000 shares of registered common stock have been subscribed, and total proceeds of $100,000 received.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2007, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(3) Patent Pending

On November 28, 2006, the Company entered into an Invention Assignment Agreement (the “Invention Agreement”) with IdeaPlus Ltd. (“IdeaPlus”), an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title and interest in the invention known as the “Two-foot Operated Mouse” (the “Invention”) for consideration of $10,000. Under the terms of the Invention Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests or other encumbrances. IdeaPlus initially obtained the Invention directly from the inventor. Neither IdeaPlus nor the inventor of the Invention is an officer or director of the Company, or an investor or promoter of such. Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $15,560 as of June 30, 2007. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 20 years.

(4) Loans from Related Parties - Directors and Stockholders

As of June 30, 2007, loans from related parties - Directors and stockholders amounted to $39,800, and represented working capital advances from two Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Common Stock

On December 22, 2006, the Company issued 2,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $200.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. Since April 13, 2007, the Company has received stock subscriptions for 750,000 shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $75,000. As of June 30, 2007, the Company had not yet issued the common stock certificates related to the subscriptions received. The Company intends to continue with its capital formation activity until all 1,000,000 shares of registered common stock have been subscribed, and total proceeds of $100,000 received. In addition, as of June 30, 2007, the Company had incurred $33,500 of deferred offering costs related to this capital formation activity.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(6) Related Party Transactions

As described in Note 4, as of June 30, 2007, the Company owed $39,800 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans.

(7) Commitments

The Company has a verbal commitment with a third-party consultant to provide financial and capital formation services for which the management of the Company has agreed to pay approximately $5,000 per calendar quarter, plus out-of-pocket expenses, commencing in the year 2007. During the period ended December 31, 2006, the Company borrowed $15,000 from an entity affiliated with this consultant for working capital to commence its organizational, patent application, and capital formation activities. The amount borrowed was repaid before December 31, 2006. For the period ended June 30, 2007, fees amounting to $18,000 were paid to the third-part consultant.

On April 18, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $4,000 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $2,000; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. For the three months ended June 30, 2007, the Company paid the initial fee of $1,000 for consulting and advisory services, and issued 25,000 shares of common stock for such services with a value of $2,000.

(8) Recent Accounting Pronouncements

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
JUNE 30, 2007
(Unaudited)

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including An Amendment of FASB Statement No. 115," which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(9) Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

Current Tax Provision:
Federal and state-
Taxable income	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$2,619	$5,393
Change in valuation allowance	(2,619)	(5,393)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2007, as follows:

2007

Loss carryforwards	$6,290
Less - Valuation allowance	(6,290)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2007, the Company had approximately $41,933 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

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

ABOUT OUR COMPANY

We are a development stage company and currently own the technology for a two-foot operated mouse and its prototype. The related technology including the entire rights, title and interest in, including a working prototype of, the two-foot operated mouse was acquired by us from IdeaPlus Ltd on November 28, 2006. Subsequently, on December 21, 2006 we applied for a patent for the “two-foot operated mouse” (Patent Application No: 11/614,150. The device is intended to assist those who are unable or prefer to use their feet to operate a computer by replacing a standard hand-controlled mouse device with a two-foot operated mouse which functions in the same way as a standard device, but is controlled by the user’s feet. Our principal business plan is to enhance the existing prototype, and, if and when we receive a patent for the device, we plan to manufacture and market the product and / or seek third party entities interested in licensing the rights to manufacture our product.

We were incorporated in Delaware on October 23, 2006. Our principal offices are located at Geva Street 13/10, Netanya, Israel 42319. Our telephone number is 011972-9-8346829.

For the year ended December 31, 2006 we had a net loss of $(5,988) and for the six months ended June 30 2007 we had a net loss of $(35,945).

Business Summary and Background

Standard computer users use a hand-controlled mouse, a manually operated pointing device. Prolonged use of a manual mouse may even cause injuries related to repetitive movement and strain. In some cases, where a user prefers or is unable to use this device, an alternate possibility is to use a foot-controlled device that will enable the user to perform the same operations on the computer. Typically, foot operated computer mice include foot-movement sensing pads, foot pedals, foot mice that require the use of only one foot, foot track rolls, etc. One pedal features a 360-degree pressure-sensitive mechanism, allowing the user to control both cursor speed and direction with one foot, while the other pedal is used as a clicking device. Even those products that are used by both feet are constructed so that the left and right pedals are equivalent to the left and right mouse buttons, providing all the functionality of a hand mouse. The present invention relates generally to foot-operated computer mice and more specifically, it relates to a two-foot operated mouse for controlling the movement of the cursor using both feet. We believe a positive function of a foot mouse as compared to a hand controlled mouse is that it could increase work productivity of the computer user because the user is able to maintain control of the cursor without having to take his/her fingers off of the keyboard.

A primary problem presented by conventional foot operated computer mice is that they do not make use of both feet, resulting in the asymmetric use of one foot over another. Another problem with conventional foot operated computer mice is that they are expensive. We believe conventional foot operated computer mice limit foot movement of the user. That is to say that existing two foot products have one foot to control the cursor and one foot to serve as a clicking device. Our product provides a new two-foot operated computer mouse construction whereby the user has the ability to fully control the movement of a computer cursor using both feet simultaneously.

The present invention, as it was designed, generally includes a housing containing two rollers, two wheels, two shafts, two disks, two electronic sensors, and a processing chip, with a connecting cable for connecting the two-foot operated mouse to a central processing unit. The user places each foot on a roller and moves his feet back and forth, turning the rollers. The user can type and control the cursor, point and click, and drag and drop without taking hands off the keyboard. We believe that our foot operated mouse can help users avoid carpal tunnel syndrome and mouse induced Repetitive Stress Injuries that are typically associated with desktop mice. By having a foot mouse as compared to a hand mouse, it eliminates stress typically placed on the wrist and elbow areas.

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

Competition

There are several competitors in the computer mouse sector, some of which include Logitech, Kensington and Microsoft all of whom offer mouse and mouse product supplies. There are also several companies that offer a two-foot operated mouse such as Fentek Industries and Hunter Digital; however, we believe that we are unique in that either foot mouse can control both the cursor and the click button. We are not aware of any other company that has developed, manufactured or marketed a device of a similar nature whereby the two-foot operated mouse device offers such flexibility in operational control. Nevertheless, a large computer or hardware manufacturer that decides to compete with us would have greater access to capital and may be able to produce a product that is less expensive than ours or more effective, thus causing any potential sales of our product to decline.

Employees

Other than our current officers, Messrs Rozenberg and Steinberger, we have no other full time or part-time employees. If and when we begin enhancing the prototype for our two-foot operated mouse device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the period ended December 31 2006, and for the first six months ended June 30 2007, net cash provided by and ( used in ) operating activities was $5,762 and $(40,945), respectively. The Company incurred net losses of $5,988 and $35,945 for the period ended December 31 2006 and for the first six months ended June 30 2007, respectively. Additionally, at June 30 2007, the Company's Stockholders’ (Deficit) was $41,933, however since April 13, 2007, the Company has received stock subscriptions for 750,000 shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $75,000. As of June 30, 2007, the Company had not yet issued the common stock certificates related to the subscriptions received. However as of July 30, 2007, The Company completed its public offering and all 1,000,000 shares of registered common stock subscribed for was issued , and total gross proceeds of $100,000 was received ( including the $75,000 as of June 30 2007 ). In addition, as of June 30, 2007, the Company had incurred $33,500 of deferred offering costs related to this capital formation activity.

Results of Operations:

For the six months ended June 30, 2007

We have not generated any revenues since inception. General and administrative expenses were $35,945 for the six months ended June 30, 2007, mainly attributable to outside consulting and professional fees incurred for the related period. Included in this amount is an equity compensation expense in the amount of $2,000 relating to the issuance of 25,000 shares of common stock of the Company paid as consulting fees to an independent third party. This amount of $35,945 was also the net loss for the period.

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

Changes in Internal Controls over Financial Reporting

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-QSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters To A Vote Of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

a. Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1(1)	Articles of Incorporation of the Company

3.2 (1)	By-Laws of the Company

3.3 (1)	Form of Common Stock Certificate of the Company

10.1 (1)	Acquisition of Patent/Technology rights to Global Advance Corporation

(1)	incorporated by reference , SB2 registration statement .

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August 2007.

GLOBAL ADVANCE CORP. (Registrant)

By:
Oren Rozenberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Oren Rosenberg	President, CEO and Director	August 13 , 2007
Oren Rozenberg

/s/ Judah Steinberger
Judah Steinberger	Chief Accounting (Financial) Officer	August 13 , 2007