Form 10QSB
period 2007-09-30
GLOBAL ADVANCE CORP
filed 2007-11-13
CIK 1383154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: September 30 , 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value (Class)	(3,025,000 Outstanding as of November 13, 2007)

GLOBAL ADVANCE CORP.
Form 10-QSB

Part I:  Financial Information

Item 1.	Financial Statements

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF SEPTEMBER 30, 2007
(Unaudited)

2007
ASSETS
Current Assets:
Cash in bank	$1,459
Total current assets	1,459
Other Assets:
Patent pending	15,560
Total other assets	15,560
Total Assets	$17,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$3,750
Total current liabilities	3,750
Total liabilities	3,750
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $.0001 per share, 50,000,000 shares authorized; 3,025,000 shares issued and outstanding	302
Additional paid-in capital	68,648
(Deficit) accumulated during the development stage	(55,681)
Total stockholders' equity	13,269
Total Liabilities and Stockholders' Equity	$17,019

The accompanying notes to financial statements
are an integral part of this balance sheet.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED
SEPTEMBER 30, 2007, AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Three-Months Ended September 30, 2007	Nine-Months Ended September 30, 2007	Cumulative From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Legal fees - Incorporation	-	-	1,500
Professional fees	10,129	39,952	43,852
Other	3,619	9,741	10,329
Total general and administrative expenses	13,748	49,693	55,681
(Loss) from Operations	(13,748)	(49,693)	(55,681)
Other Income (Expense)	-	-	-
Provision for Income Taxes	-	-	-
Net (Loss)	$(13,748)	$(49,693)	$(55,681)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,025,000	2,014,011

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007,
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

	Nine-Months Ended September 30, 2007	Cumulative From Inception

Operating Activities:
Net (loss)	$(49,693)	$(55,681)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Transfer agent fees paid by issued shares	2,000	2,000
Changes in net liabilities- Accrued liabilities	(8,000)	3,750
Net Cash (Used in) Operating Activities	(55,693)	(49,931)
Investing Activities:
Acquisition and costs of patent pending	-	(15,560)
Net Cash (Used in) Investing Activities	-	(15,560)

Financing Activities:
Issuance of common stock for cash	100,000	100,200
Deferred offering costs	(23,250)	(33,250)
Loans from related parties - Directors and stockholders	(19,800)	-
Loan from third-party entity related to consultant	-	15,000
Repayment of loan from third-party entity related to consultant	-	(15,000)
Net Cash Provided by Financing Activities	56,950	66,950
Net Increase in Cash	1,257	1,459
Cash - Beginning of Period	202	-
Cash - End of Period	$1,459	$1,459

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions (“SEC”) to register and sell in a self-directed offering 1.0 million shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of September 30, 2007, the Company completed the offering, received stock subscriptions for 1.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $100,000.

Unaudited Interim Financial Statements

The Company’s interim financial statements as of September 30, 2007, and for the periods then ended, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations and its cash flows for the periods ended September 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2007. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements contained in its Registration Statement on Form SB-2 as of December 31, 2006, for additional information, including significant accounting policies.

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
SEPTEMBER 30, 2007
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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2007.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property pertaining to its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the three months ended September 30, 2007, $33,250 in deferred offering costs were charged against the capital raised from the completion of an offering of common stock.

Concentration of Risk

As of September 30, 2007, the Company maintained its cash account at one commercial bank. The balance in the account was not subject to significant risk of loss.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the periods ended September 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

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

On November 28, 2006, the Company entered into an Invention Assignment Agreement (“Invention Agreement”) with IdeaPlus Ltd. (“IdeaPlus”), an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title and interest in the invention known as the “Two-foot Operated Mouse” (the “Invention”) for consideration of $10,000. Subsequently, the invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 1.0 million shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of September 30, 2007, the Company completed the offering, received stock subscriptions for 1.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $100,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2007, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Patent Pending

On November 28, 2006, the Company entered into an Invention Agreement with IdeaPlus, an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title and interest in the invention known as the Invention for consideration of $10,000. Under the terms of the Invention Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests, or other encumbrances. IdeaPlus initially obtained the Invention directly from the inventor. Neither IdeaPlus nor the inventor of the Invention is an officer or director of the Company, or an investor or promoter of such. Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $15,560 as of September 30, 2007. If the Patent is granted to the Company, the historical cost of the Patent will be amortized over its useful life, which is estimated to be 20 years.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(4)	Loans from Related Parties – Directors and Stockholders

During the three-month period ended September 30, 2007, loans from related parties - Directors and stockholders, representing working capital advances from two Directors who are also stockholders of the Company, amounting to $39,800, were paid in full.

(5)	Common Stock

On December 22, 2006, the Company issued 2,000,000 shares of its common stock to two individuals who are Directors and officers for proceeds of $200.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 1.0 million shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of September 30, 2007, the Company completed the offering, received stock subscriptions for 1.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $100,000. In addition, as of September 30, 2007, the Company recognized as an offset to the proceeds from an offering of common stock $33,500 of deferred offering costs.

(6)	Related Party Transactions

As described in Note 4, during the three-month period ended September 30, 2007, the Company paid $39,800 to two individuals who are Directors, officers, and principal stockholders of the Company for working capital loans. As of September 30, 2007, the Company was no longer indebted to any Directors, officers, or principal stockholders.

(7)	Transfer Agent Agreement

On April 18, 2007, the Company entered into a Consulting Agreement with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”) for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $4,000 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company’s common stock with a value of $2,000; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. For the nine-months ended September 30, 2007, the Company paid the initial fee of $1,000 for consulting and advisory services, an additional $1,000 within 60 days of the execution of the Agreement, and issued 25,000 shares of common stock for such services with a value of $2,000.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(8)	Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2007, was as follows (assuming a 15% effective tax rate):

	Three-Months Ended September 30, 2007	Nine-Months Ended September 30, 2007
Current Tax Provision:
Federal and state-
Taxable income	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal and state-
Loss carryforwards	$3,162	$11,429
Change in valuation allowance	(3,162)	(11,429)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2007, as follows:

2007
Loss carryforwards	$12,807
Less - Valuation allowance	(12,807)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2007, the Company had approximately $55,681 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

GLOBAL ADVANCE CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

(9)	Commitments

The Company has a verbal commitment with a third-party consultant to provide financial and capital formation services for which the management of the Company has agreed to pay approximately $5,000 per calendar quarter, plus out-of-pocket expenses, commencing in the year 2007. During the period ended December 31, 2006, the Company borrowed $15,000 from an entity affiliated with this consultant for working capital to commence its organizational, patent application, and capital formation activities. The amount borrowed was repaid before December 31, 2006. For the period ended September 30, 2007, fees amounting to $23,000 were paid to the third-party consultant.

(10)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

For the year ended December 31, 2006 we had a net loss of $(5,988) and for the nine months ended September 30, 2007 we had a net loss of $(49,693).

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

PLAN OF OPERATIONS

Liquidity, Capital Resources and Operations:

During the period ended December 31 2006, and for the first nine months ended September 30 2007, net cash provided by and ( used in ) operating activities was $5,762 and $(55,693), respectively. The Company incurred net losses of $5,988 and $55,693 for the period ended December 31 2006 and for the first nine months ended September 30 2007, respectively. Additionally, at September 30 2007, the Company's Stockholders’ Equity was $13,269. The Company completed its public offering and all 1,000,000 shares of registered common stock subscribed for was issued , and total gross proceeds of $100,000 was received. In addition, as of September 30, 2007, the Company had incurred $33,250 of offering costs related to this capital formation activity.

Results of Operations:

For the three month and nine month periods ended September 30, 2007

We have not generated any revenues since inception. General and administrative expenses were $13,748 and $49,693 for the three and nine month periods ended September 30, 2007 respectively, mainly attributable to outside consulting and professional fees incurred for the related periods. Included in this amount is an equity compensation expense in the amount of $2,000 relating to the issuance of 25,000 shares of common stock of the Company paid as consulting fees to an independent third party. These amounts were also the net loss for the related periods.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November 2007.

GLOBAL ADVANCE CORP. (Registrant)

By:	/s/ Oren Rosenberg
Oren Rozenberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Oren Rosenberg	President, CEO and Director	November 13 , 2007
Oren Rozenberg

/s/ Judah Steinberger
Judah Steinberger	Chief Accounting (Financial) Officer	November 13 , 2007