Form 10KSB
period 2007-12-31
GLOBAL ADVANCE CORP
filed 2008-04-15
CIK 1383154

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-140320

GLOBAL ADVANCE CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24955 Pacific Coast Highway, Malibu, CA 90265
(Address of Principal executive offices) (Zip Code)

Issuer's telephone number: 310-456-6869

Securities registered under Section 12(b) of the "Exchange Act"
Common Share, Par Value, $.0001
(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year (2007): $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price of such common equity, as of December 31, 2007, was NIL

The number of shares of Common Stock outstanding, as of December 31, 2007 was: 3,025,000

Transitional Small Business Disclosure Format (check one): Yes ☐   No☒

GLOBAL ADVANCE CORP.

ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended December 31, 2007

INDEX

PART I

Item 1.     Description of Business

FORWARD-LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB ("Form 10-KSB") contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "designs," "plans," "intends," "looks," "may," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, including the factors set forth herein, which could cause our actual results, performance, or achievements for 2007 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-KSB or to reflect the occurrence of unanticipated events.

ABOUT OUR COMPANY

We are a development stage company and currently own the technology for a two-foot operated mouse and its prototype. The related technology including the entire rights, title, and interest in, including a working prototype of, the two-foot operated mouse was acquired by us from IdeaPlus Ltd on November 28, 2006. Subsequently, on December 21, 2006, we applied for a patent for the "two-foot operated mouse" (Patent Application No: 11/614,150). The device is intended to assist those who are unable or prefer to use their feet to operate a computer by replacing a standard hand-controlled mouse device with a two-foot operated mouse which functions in the same way as a standard device, but is controlled by the user's feet. Our principal business plan is to enhance the existing prototype, and, if and when we receive a patent for the device, we plan to manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture our product.

We were incorporated in Delaware on October 23, 2006. Our principal offices are located at 24955 Pacific Coast Highway, Malibu, California 90265.. Our telephone number is (310) 456-6869.

For the period ended December 31, 2006, we had a net loss of $(5,988) and for the year ending December 31, 2007, we had a net loss of $(57,437).

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

A primary problem presented by conventional foot operated computer mice is that they do not make use of both feet, resulting in the asymmetric use of one foot over another. Another problem with conventional foot operated computer mice is that they are expensive. We believe conventional foot operated computer mice limit foot movement of the user. That is to say that existing two-foot products have one foot to control the cursor and one foot to serve as a clicking device. Our product provides a new two-foot operated computer mouse construction whereby the user has the ability to fully control the movement of a computer cursor using both feet simultaneously.

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

The Company intends to enhance the rough prototype of this invention in order to either begin manufacturing and selling the invention, or licensing the technology to a third party for them to manufacture the product. Partners that we believe may have an interest in our product may include any or all computer and/or software developers or companies that promote inventions that assist handicapped or partially impaired computer users. We have not yet approached or spoken with any such potential partners or licensees. We also intend to market our product to individuals so that they can install the device for personal use in homes and offices.

RISKS RELATING TO OUR COMPANY:

We have had losses and such losses may continue, which may negatively impact our ability to achieve our business objectives.

We had no revenues for the year ended December 31, 2007, and no revenues to date since our inception. We have no operating history upon which an evaluation of our future success or failure can be made. There can be no assurance that future operations will be profitable, nor can you be assured that our patent application will be approved and a patent granted for this device. Revenues and profits, if any, will depend upon various factors, including whether we will be able to further enhance the prototype of our two-foot operated mouse device, and begin manufacturing and selling our product.

Our registered independent auditors have issued an opinion which includes a statement describing our going concern status and, as such, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our registered independent auditors have issued an opinion which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. We believe that if we do not raise at least $40,000 from our offering, we may have to suspend or cease operations within 12 months.

If we are unable to obtain funding for development of a prototype, we will have to delay development of our prototype or go out of business, which will result in the loss of your investment.

We have a prototype for our two-foot operated mouse device, but it is not yet professional in appearance or performance and must be enhanced. As such, if we are unable to raise at least $40,000, we will not have the funds necessary to engage a manufacturing company to work with us to sufficiently enhance the prototype. If we are only able to raise $40,000, we believe we will have funds available to enhance the prototype of our device, but we believe we will need an additional $ 60,000 in order to further bring the product to market on a full scale basis. Since there are no refunds on the shares sold in this offering, if any, you may be investing in a company that will not have the funds necessary to commence its operations.

As a development stage company in the computer mouse industry, we may experience substantial cost overruns in manufacturing and marketing products, and we may not have sufficient capital to successfully complete the development and marketing of any of our products.

In the general appliances industry and general computer products industry, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product and whether or not retailers promote the products through prominent shelving and other methods of promotion. We may experience substantial cost overruns in manufacturing and marketing our products, and may not have sufficient capital to successfully complete any of our projects. We may not be able to manufacture or market our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors.

If and when we sell our products, we may be liable for product liability and as of February 1, 2007, we do not maintain product liability insurance.

We have no product liability insurance to protect against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. If we are sued for any injury allegedly caused by our products, our liability could exceed our total assets and our ability to pay the liability.

Potential competitors, some of whom may have greater resources and experience than we do, may develop products and offer services that may cause demand for, and the prices of, our product to decline.

Although we are not aware of any other company that has developed, manufactured, or marketed a device similar in quality and intent as our two-foot operated mouse device, should any number of hardware manufacturers decide to invent such a two-foot operated mouse device, we may not be able to compete with them. A large computer manufacturer that decides to compete with us would have greater access to capital and may be able to produce a product that is less expensive than ours, thus causing any potential sales of our product to decline.

Because Mr. Rozenberg and Mr. Steinberger have other outside business activities and will only be devoting 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Messrs. Steinberger and Rozenberg, our current officers, intend to only devote approximately seven hours per week to our business activities. Subsequently to this offering we intend to increase our business activities in terms of research, development, marketing, and sales. This increase in business activities may require that our officers engage in our business activities on a full-time basis, thereby causing Messrs. Steinberger and Rozenberg a conflict of interest.

We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which would prohibit or limit our ability to develop and market our two-foot operated mouse device in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

You will experience difficulties in attempting to enforce liabilities based upon U.S. federal securities laws against our non-U.S. resident Directors and officers.

Our operations are in Israel. Our Directors and executive officers are foreign citizens and do not reside in the United States. It may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons and as a result, it may be difficult or impossible for you to enforce judgments rendered against us, them, or our or their Directors or executive officers in United States courts. In addition, the courts in the countries in which we are organized or located may not permit lawsuits of the enforcement of judgments arising out of the United States and state securities or similar laws. Thus, should any situation arise in the future in which you have a cause of action against these persons or us, you are at greater risk in investing in our Company rather than a domestic company because of greater potential difficulties in bring lawsuits or, if successful, collecting judgments against these persons as opposed to domestic persons or entities.

Because we are not making provisions for a refund to investors, you may lose your entire investment.

Even though our business plan is based upon the complete subscription of the shares offered through this offering, the offering makes no provisions for a refund to an investor. We will utilize all amounts received from newly issued stock purchased through this offering even if the amount obtained through this offering is not sufficient to enable us to go forward with our planned operations. Any funds received from the sale of newly issued stock will be placed into our corporate bank account. We do not intend to escrow any funds received through this offering. Once funds are received as the result of a completed sale of common stock being issued by us, those funds will be placed into our corporate bank account and may be used at the discretion of management.

RISKS RELATING TO OUR COMMON STOCK:

We may, in the future, issue additional shares of our common stock which would reduce investors' percent of ownership and may dilute our share value. We do not need shareholder approval to issue additional shares.

Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Limited Operating History

We cannot guarantee we will be successful in our business operations. Our business is subject to the risks inherent in the establishment of a new business enterprise, including limited capital resources and the ability to find and finance suitable acquisition candidates. We are seeking equity and debt financing to provide the capital required to fund additional proposed acquisitions and our ongoing operations.

We have no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations and possibly cease operations totally. Equity financing could result in additional dilution to shareholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment, and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Provision for Income Taxes

The Company has determined that it will more likely than not use any tax net operating loss carry forward in the current tax year and therefore has taken a valuation amount equal to 100% of any asset.

Employees

As of December 31, 2007, other than our current officer, Krystal Rocha, we have no other full-time or part-time employees. If and when we begin enhancing the prototype for our two-foot operated mouse device and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

Item 2.     Description of Property

Our Principal executive offices are located at 24955 Pacific Coast Highway, Malibu, CA 92065. This location is the office of Ms. Rocha and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

Item 3.     Legal Proceedings

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition, or operations, including any litigation or action involving our officer, Director, or other key personnel.

Item 4.     Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

General

We are authorized to issue 50,000,000 shares of Common Stock, at a par value $0.0001 per share. As of December 31, 2007, the latest practicable date, there are 3,025,000 shares of common stock outstanding. The number of record holders of Common Stock as of December 31, 2007, is approximately 43.

Common Stock

The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of Directors, with the result that the holders of more than 50% of the shares voting for the election of Directors can elect all of the Directors then up for election. The holders of common stock are entitled to receive ratably such dividends when, as and if declared by the Board of Directors out of funds legally available therefore. In the event we have a liquidation, dissolution, or winding up, the holders of common stock are entitled to share ratably in all assets remaining which are available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Holders of shares of common stock, as such, have no conversion, preemptive, or other subscription rights, and there are no redemption provisions applicable to the common stock.

Market Information

There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended December 31, 2007, we have not issued any unregistered securities.

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company, and general business conditions.

Stock Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501.

Recent Sales of Unregistered Securities

None.

The Company issued 2,000,000 common shares to the former Officers and Directors - Please see note 5 of the financial statements.

The Company issued 1,000,000 common shares pursuant to the effectiveness of an SB2 Registration Statement in the second quarter of 2007.

The Company also issued 25,000 restricted common shares to a third party in exchange of consulting services in the second quarter of 2007.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Forward-Looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. The words "expect," "anticipate," and similar words or expressions are to identify forward-looking statements. These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain, and should be viewed with caution. Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions. It is not possible to foresee or to identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

Plan of Operation

During the next 12 months, we will focus on developing a prototype, which can then be used to develop and manufacture the actual product we intend to sell. We intend to retain one or more third parties to conduct research concerning our device and to develop a prototype model.

If and when a prototype is successfully developed, we will contract with third parties for the manufacture and distribution of the product. We estimate that we would need approximately an additional four to six months to bring this product to market. Our objective would be to either market the product as an off-the-shelf device and/or to license the product to technology to hardware or software manufacturers and have them include it with their equipment or applications. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our multiple outlet power box device. There are currently no discussions or other consideration being given to any third-party manufacturers.

Other than our current Director and officers, we have no other full or part-time employees. We have entered into a verbal commitment with a third-party consultant to provide financial and capital formation services. Pursuant to such arrangement, the third-party consultant, who is not affiliated with either the Company or its Director and officers, is to receive $75 per hour for his services. If and when we develop the prototype and are able to begin manufacturing and marketing, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next 12 months.

Although our initial intention was to focus on the manufacture and distribution of a multiple outlet power box, the Company is experiencing difficulties in its current line of business. These difficulties have arisen mainly from our inability to engage a manufacturer to develop such a product at a cost efficient price due to the complexity of the electronic and technologic applications as set out in the patent. Accordingly, in the event such difficulties continue, we may explore other business opportunities.

We are not aware of any material trend, event, or capital commitment which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations - Revised 2007" ("SFAS No. 141R"), which replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 " ("SFAS No. 160"), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) clearly identify and present both the parent's and the noncontrolling interest's attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent's ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

Liquidity and Capital Resources

As of December 31, 2007, we had $0 in cash. The Company will have to conduct a capital formation activity during the next 12 months and inject cash resources into the Company from loans or equity. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations, and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $57,437 for the year ended December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements contained herein for the year ended December 31, 2007, and the period ended December 31, 2006, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 7.     Financial Statements

The information required by this item is incorporated by reference to pages F-1 through F-13 of this Annual Report on Form 10-KSB.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8a.   Controls and Procedures

Within the 90 day period preceding the filing of this Annual Report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, no absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this Report.

Part III

Item 9.     Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following were elected to the Board of Directors, effective November 21, 2007:

Krystal Rocha, Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Ms. Rocha, born in January 1978, age 25, has been employed as a Market Analyst by Gallagher Benefit Services, a subsidiary of Arthur J. Gallagher Inc. from March 2004 until December 2006, where she created proposals and analyzed market trends. She was then employed as the Director and President by Today.com from February 2007 until present.

Ms. Rocha does not hold any other directorships with reporting companies in the United States. There are no family relationships between Ms. Rocha and the or persons nominated or chosen by the Registrant to become Directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Registrant was or is to be a party, in which Ms. Rocha (or any member of her immediate family) had or is to have a direct or indirect material interest.

Ms. Rocha has not, during the last five years, been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors). Ms. Rocha has not, during the last five years, been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and, as a result of such proceeding, was or is subject to a judgment, decree, or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws, or finding any violation with respect to such laws. Ms. Rocha has not, during the last five years, been a party of any bankruptcy petition filed by or against any business of which he was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Item 10.   Executive Compensation

For the fiscal year ended December 31, 2007, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the fiscal year ended December 31, 2007 (our first full-year in existence), paid by the Registrant to all individuals serving as the Registrant's chief executive officer or acting in a similar capacity during the fiscal year ending December 31, 2007 (our first full-year in existence), regardless of compensation level. During this fiscal year, the Registrant did not pay aggregate compensation to any executive officer in an amount greater than $100,000.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Krystal Rocha	Director, President, CEO, CFO, Secretary	2007	$0	0	0	0	0	0	0

Oren Rozenberg	Former President CEO	2007	$0	0	0	0	0	0	0

Judah Steinberger	Former Secretary	2007	$0	0	0	0	0	0	0

To date, no compensation has been awarded to, earned by or paid to Ms. Rocha, in her capacity as chief executive officer, chief financial officer, chairman of the Board, and Secretary of the Registrant.

Director Compensation

Our Director receives no compensation for her services as Director at this time.

Director and Officer Insurance

The Company does not have Directors and officers ("D & O") liability insurance at this time.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of November 27, 2007, concerning shares of common stock of the Registrant, the only class of its securities that are issued and outstanding, held by (1) each shareholder known by the Registrant to own beneficially more than five percent of the common stock, (2) each Director of the Registrant, (3) each executive officer of the Registrant, and (4) all Directors and executive officers of the Registrant as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(3)

Rocky Global Enterprises Ltd. Frontstreet 5, Suite 5 Philipsburg, St. Maarten	1,000,000	33%
Krystal Rocha, President & Director Nominee 24955 Pacific Coast Highway Malibu, CA 90265	0%	0%
Beaux Beaux Partnership 115 Reynosa Road Carencro, La.	934,250	31%
All Directors and executive officers as a group	0%	0%
Total Beneficial Owners(2)	1,934,250	64%

(1)	Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him or it.
(2)	Based on 3,025,000 shares of Common Stock outstanding.

Item 12.   Certain Relationships and Related Transactions Issuance of Stock

None

Item 13.   Exhibits

Index to Exhibits

31.1 (2)	Certification of the Chief Executive Officer and Chief Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (2)	Certification of Chief Executive Officer and Chief Financial/Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002 (2)

Item 14.   Principal Accounting Fees and Services

During the fiscal year ended December 31, 2007, we paid a total of $11,000 in audit fees, For the same period, we paid no fees for audit-related, tax, or other services for professional services rendered by the registered independent auditor who audited the financial statements of the Delaware corporation that are filed herewith as those of the Company. See Item 7, "Financial Statements," above. During the fiscal year ended December 31, 2007, the Registrant did not have an audit committee.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Advance Corp. has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 31, 2008.

Global Advance Corp.
By: /s/ Krystal Rocha
Krystal Rocha, Director, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2008.

Signature	Title	Date
Director,
/s/ Krystal Rocha	Chief Executive Officer, President, and Secretary	April 14, 2008
Krystal Rocha

Index to Financial Statements

GLOBAL ADVANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007, AND 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Global Advance Corporation:

We have audited the accompanying balance sheet of Global Advance Corporation (a Delaware corporation in the development stage) as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the each of the period and year in the period ended December 31, 2007, and from inception (October 23, 2006) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Advance Corporation as of December 31, 2007, and the results of its operations and its cash flows for each of the period and year in the period ended December 31, 2007, and from inception (October 23, 2006) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
April 10, 2008.

GLOBAL ADVANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF DECEMBER 31, 2007

ASSETS
2007
Other Assets:
Patent pending	$15,560
Total Assets	$15,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable - Trade	$5,035
Accrued liabilities	5,000
Total current liabilities	10,035
Total liabilities	10,035
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.0001 per share, 50,000,000 shares authorized; 3,025,000 shares issued and outstanding	302
Additional paid-in capital	68,648
(Deficit) accumulated during the development stage	(63,425)
Total stockholders' equity	5,525
Total Liabilities and Stockholders' Equity	$15,560

The accompanying notes to the financial statements
are an integral part of this balance sheet.

GLOBAL ADVANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2007, THE PERIOD ENDED
DECEMBER 31, 2006, AND CUMULATIVE FROM
INCEPTION (OCTOBER 23, 2006) THROUGH DECEMBER 31, 2007

	Year Ended December 31, 2007	Period Ended December 31, 2006		Cumulative From Inception

Revenues	$-		$-	$-
Expenses:
General and administrative-
Legal fees - Incorporation	-		1,500	1,500
Professional fees	47,666		3,900	51,566
Other	9,771		588	10,359
Total general and administrative expenses	57,437		5,988	63,425
(Loss) from Operations	(57,437)		(5,988)	(63,425)
Other Income (Expense)	-		-	-
Provision for Income Taxes	-		-	-
Net (Loss)	$(57,437)		$(5,988)	$(63,425)

(Loss) Per Common Share:		$
(Loss) per common share - Basic and Diluted	$(0.02)		$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,518,151		285,714

The accompanying notes to the financial statements
are an integral part of these statements.

GLOBAL ADVANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (OCTOBER 23, 2006)
THROUGH DECEMBER 31, 2007

	Common stock		Additional Paid-in	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - October 23, 2006	-	$-	$-	$-	$-
Common stock issued for cash	2,000,000	200	-	-	200
Net (loss) for the period	-	-	-	(5,988)	(5,988)
Balance - December 31, 2006	2,000,000	200	-	(5,988)	(5,788)
Common stock issued for services	25,000	2	1,998	-	2,000
Common stock issued for cash	1,000,000	100	99,900	-	100,000
Deferred offering costs	-	-	(33,250)	-	(33,250)
Net (loss) for the period	-	-	-	(57,437)	(57,437)
Balance - December 31, 2007	3,025,000	$302	$68,648	$(63,425)	$5,525

The accompanying notes to the financial statements are
an integral part of these statements.

GLOBAL ADVANCE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED DECEMBER 31, 2007, THE PERIOD
ENDED DECEMBER 31, 2006, AND CUMULATIVE FROM
INCEPTION (OCTOBER 23, 2006) THROUGH DECEMBER 31, 2007

	Year Ended December 31, 2007	Period Ended December 31, 2006	Cumulative From Inception

Operating Activities:
Net (loss)	$(57,437)	$(5,988)	$(63,425)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Transfer agent fees paid by issued shares	2,000	-	2,000
Changes in net liabilities-
Accounts payable - Trade	5,035	-	5,035
Accrued liabilities	(6,750)	11,750	5,000
Net Cash Provided by (Used in) Operating Activities	(57,152)	5,762	(51,390)
Investing Activities:
Acquisition and costs of patent pending	-	(15,560)	(15,560)
Net Cash (Used in) Investing Activities	-	(15,560)	(15,560)
Financing Activities:
Issuance of common stock for cash	100,000	200	100,200
Deferred offering costs	(23,250)	(10,000)	(33,250)
Loans from related parties - Former Directors and stockholders	20,000	19,800	39,800
Payment of loans from related parties - Former Directors and stockholders	(39,800)	-	(39,800)
Loan from third-party entity related to consultant	-	15,000	15,000
Repayment of loan from third-party entity related to consultant	-	(15,000)	(15,000)
Net Cash Provided by Financing Activities	56,950	10,000	66,950
Net Increase in Cash and Cash Equivalents	(202)	202	-
Cash and Cash Equivalents - Beginning of Period	202	-	-
Cash and Cash Equivalents - End of Period	$-	$202	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are
an integral part of these statements.

(1)             Summary of Significant Accounting Policies

     Basis of Presentation and Organization

Global Advance Corporation ("Global Advance" or the "Company") is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on October 23, 2006. The business plan of the Company was to develop a commercial application of a prototype utilizing the design in a patent pending of a "two-foot operated mouse" which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one's feet, rather than one's hands. The Company also intended to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the two-foot operating mouse device. The accompanying financial statements of Global Advance were prepared from the accounts of the Company under the accrual basis of accounting.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions ("SEC") to register and sell in a self-directed offering 1.0 million shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of December 31, 2007, the Company completed the offering, received stock subscriptions for 1.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $100,000.

On November 21, 2007, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Rocky Global Enterprises Ltd. and Beaux Beaux Partnership (the "Buyers"), and Oren Rozenberg and Judah Steinberger (the "Sellers"). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyers acquired from the Sellers 1,934,250 shares of common stock of the Company. This event triggered a change in control of the Company, with the Buyers owning approximately 64% of the issued and outstanding shares of common stock of the Company. Immediately prior to the closing of this transaction, Oren Rozenberg and Judah Steinberger served as the members of the Board of Directors. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction, Judah Steinberger resigned as Chief Financial Officer, Secretary, and from the Board of Directors; Oren Rozenberg tendered a resignation from the Board of Directors and as Chief Executive Officer; and the parties agreed to appoint the Buyer's nominee, Krystal Rocha, to the Board of Directors and as Chief Executive Officer, Chief Financial Officer, and Secretary.

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

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the year ended December 31, 2007.

     Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

     Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accrued liabilities and accounts payable approximated fair value due to the short-term nature and maturity of these instruments.

     Patent and Intellectual Property

The Company capitalizes the costs associated with obtaining a Patent or other intellectual property pertaining to its intended business plan. Such costs are amortized over the estimated useful lives of the related assets.

     Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. For the year ended December 31, 2007, $33,250 in deferred offering costs were charged against the capital raised from the completion of an offering of common stock.

     Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the year ended December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

     Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the year ended December 31, 2007, the period ended December 31, 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)             Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company was to develop a commercial application of a prototype utilizing the design in a patent pending of a "two-foot operated mouse" which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one's feet, rather than one's hands. The Company also intended to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the two-foot operating mouse device.

On November 28, 2006, the Company entered into an Invention Assignment Agreement ("Invention Agreement") with IdeaPlus Ltd. ("IdeaPlus"), an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title and interest in the invention known as the "Two-foot Operated Mouse" (the "Invention") for consideration of $10,000. Subsequently, the invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 1.0 million shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of December 31, 2007, the Company completed the offering, received stock subscriptions for 1.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $100,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)             Patent Pending

On November 28, 2006, the Company entered into an Invention Agreement with IdeaPlus, an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title, and interest in the invention known as the Invention for consideration of $10,000. Under the terms of the Invention Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests, or other encumbrances. IdeaPlus initially obtained the Invention directly from the inventor. Neither IdeaPlus nor the inventor of the Invention is an Officer or Director of the Company, or an investor or promoter of such. Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $15,560 as of December 31, 2007.

(4)             Loans from Related Parties - Former Directors and Stockholders

During the year ended December 31, 2007, loans from related parties - former Directors and stockholders, representing working capital advances from two former Directors who are also stockholders of the Company, amounting to $39,800, were paid in full.

(5)             Common Stock

On December 22, 2006, the Company issued 2,000,000 shares of its common stock to two individuals who are former Directors and officers for proceeds of $200.

Pursuant to the Consulting Agreement entered into on April 18, 2007, with Island Capital Management, LLC dba Island Stock Transfer ("Island Stock Transfer"), on April 19, 2007, the Company issued 25,000 shares of its common stock to Island Stock Transfer as payment for services valued at $2,000.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 1.0 million shares of newly issued common stock at an offering price of $0.10 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The Registration Statement was declared effective on April 13, 2007. As of December 31, 2007, the Company completed the offering, received stock subscriptions for 1.0 million shares of common stock, par value $0.0001 per share, at an offering price of $0.10 per share, and deposited proceeds of $100,000. In addition, during the year ended December 31, 2007, the Company recognized as an offset to the proceeds from the offering of common stock $33,500 of deferred offering costs.

As discussed in Note 1, on November 21, 2007, the Company entered into a Stock Purchase Agreement with the Buyers, and the Sellers. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyers acquired from the Sellers 1,934,250 shares of common stock of the Company. This event triggered a change in control of the Company, with the Buyers owning approximately 64% of the issued and outstanding shares of common stock of the Company.

(6)             Change in Officers and Directors

As discussed in Notes 1 and 5, and pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Judah Steinberger resigned as Chief Financial Officer, Secretary, and from the Board of Directors; Oren Rozenberg tendered a resignation from the Board of Directors and as Chief Executive Officer; and Krystal Rocha was appointed as Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary.

(7)             Related Party Transactions

As described in Note 4, during the year ended December 31, 2007, the Company paid $39,800 to two individuals who were former Directors, officers, and principal stockholders of the Company for working capital loans. As of December 31, 2007, the Company was no longer indebted to any current or former Directors, officers, or principal stockholders.

(8)             Transfer Agent Agreement

On April 18, 2007, the Company entered into a Consulting Agreement with Island Stock Transfer for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $4,000 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 25,000 shares of the Company's common stock with a value of $2,000; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 25,000 shares of common stock from Island Stock Transfer for a period of 12 months for $10,000. For the year ended December 31, 2007, the Company paid the initial fee of $1,000 for consulting and advisory services, an additional $1,000 within 60 days of the execution of the Agreement, and issued 25,000 shares of common stock for such services with a value of $2,000.

(9)             Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2007, and the period ended December 31, 2006, was as follows (assuming a 23% effective tax rate):

	Year Ended December 31, 2007	Period Ended December 31, 2006
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$13,210	$1,377
Change in valuation allowance	(13,210)	(1,377)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2007, and 2006, as follows:

	2007	2006
Loss carryforwards	$14,587	$1,377
Less - Valuation allowance	(14,587)	(1,377)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended December 31, 2007, and the period ended December 31, 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2007, the Company had approximately $63,425 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

(10)           Commitments

The Company has a verbal commitment with a third-party consultant to provide financial and capital formation services for which the management of the Company has agreed to pay approximately $5,000 per calendar quarter, plus out-of-pocket expenses, commencing in the year 2007. During the year ended December 31, 2006, the Company borrowed $15,000 from an entity affiliated with this consultant for working capital to commence its organizational, patent application, and capital formation activities. The amount borrowed was repaid before December 31, 2006. For the year ended December 31, 2007, fees amounting to $23,000 were paid to the third-party consultant.

(11)           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative?effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations - Revised 2007" ("SFAS No. 141R"), which replaces FASB Statement No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, "Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3." This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer's obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer's earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) clearly identify and present both the parent's and the noncontrolling interest's attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent's ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, FASB No. 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(12)           Subsequent Event

On March 24, 2008, the Company entered into a Letter of Intent with PostInk Technology, LP ("PostInk"), a Texas partnership, pursuant to which the Company agreed to acquire 100 percent of PostInk in exchange for 100,000,000 shares of common stock of the Company.