Form 10QSB
period 2008-03-31
COPsync, Inc.
filed 2008-05-15
CIK 1383154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

(Exact name of small business issuer as specified in its charter)

Delaware	333-140320	98-0513637
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2010 FM 2673 Canyon Lake, TX	78133
(Address of principal executive offices)	(Zip Code)

830.964.3838
(Registrant's telephone number, including area code)

Global Advance Corporation
(Former Name, if changed since last report.)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008 3,025,000 shares of common stock were outstanding. Transitional Small Business Disclosure Format: Yes ☐   No ☒

COPSYNC, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

 Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3- Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Certifications

PART 1 - FINANCIAL INFORMATION

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2008, AND 2007

Financial Statements-

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	2008 (Unaudited)	2007 (Audited)
Current Assets:
Cash in bank	$-	$-
Total current assets	-	-
Other Assets:
Patent pending	15,560	15,560
Total other assets	15,560	15,560
Total Assets	$15,560	15,560

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$10,035	$5,035
Accrued liabilities	3,540	5,000
Total current liabilities	13,575	10,035
Total liabilities	13,575	10,035
Commitments and Contingencies
Stockholders' Equity:
Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; nil shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 45,375,000 shares issued and outstanding	4,538	302
Additional paid-in capital	64,412	68,648
(Deficit) accumulated during the development stage	(66,965)	(63,425)
Total stockholders' equity	1,985	5,525
Total Liabilities and Stockholders' Equity	$15,560	$15,560

The accompanying notes to the financial statements
are an integral part of these balance sheets.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2008, AND 2007
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH MARCH 31, 2008
(Unaudited)
	Three Months Ended March 31,		Cumulative From
	2008	2007	Inception

Revenues	$-	$-	$-
Expenses:
General and administrative-
Legal fees - Incorporation	-	-	1,500
Professional fees	3,540	16,703	55,106
Other	-	1,779	10,359
Total general and administrative expenses	3,540	18,482	66,965
(Loss) from Operations	(3,540)	(18,482)	(66,965)
Other Income (Expense)	-	-	-
Provision for Income Taxes	-	-	-
Net (Loss)	$(3,540)	$(18,482)	$(66,965)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	45,375,000	30,000,000

The accompanying notes to the financial statements are
an integral part of these statement

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE-MONTHS ENDED MARCH 31, 2008, AND 2007
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH MARCH 31, 2008
(Unaudited)

	Three Months Ended March 31,		Cumulative From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(3,540)	$(18,482)	$(66,965)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Transfer agent fees paid by issued shares	-	-	2,000
Changes in net liabilities-
Accounts payable - Trade	5,000	-	10,035
Accrued liabilities	(1,460)	(6,000)	3,540
Net Cash (Used in) Operating Activities	-	(24,482)	(51,390)
Investing Activities:
Acquisition and costs of patent pending	-	-	(15,560)
Net Cash (Used in) Investing Activities	-	-	(15,560)
Financing Activities:
Issuance of common stock for cash	-	-	100,200
Deferred offering costs	-	(15,500)	(33,250)
Loans from related parties - Former Directors and stockholders	-	40,000	39,800
Payment of loans from related parties - Former Directors and stockholders	-	-	(39,800)
Loan from third-party entity related to consultant	-	-	15,000
Repayment of loan from third-party entity related to consultant	-	-	(15,000)
Net Cash Provided by Financing Activities	-	24,500	66,950
Net Increase in Cash	-	18	-
Cash - Beginning of Period	-	202	-
Cash - End of Period	$-	$220	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to the financial statements are
an integral part of these statements.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
(UNAUDITED)

(1)         Summary of Significant Accounting Policies

  Basis of Presentation and Organization

COPsync, Inc. (formerly Global Advance Corporation) ("COPsync" or the "Company") is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on October 23, 2006. On March 20, 2008, the stockholders of the Company approved an amendment of the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc. This amendment was filed on April 24, 2008. On March 24, 2008, the Company entered into a Letter of Intent with PostInk Technology, LP ("PostInk"), a Texas partnership, pursuant to which the Company agreed to acquire 100 percent of PostInk in exchange for 100,000,000 shares (post forward stock split) of common stock of the Company. The business plan of the Company was to develop a commercial application of a prototype utilizing the design in a patent pending of a "two-foot operated mouse" which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one's feet, rather than one's hands. The Company also intended to enhance the existing prototype, obtain approval of its patent application, and manufacture and market the product and/or seek third-party entities interested in licensing the rights to manufacture and market the two-foot operating mouse device. The accompanying financial statements of COPsync were prepared from the accounts of the Company under the accrual basis of accounting.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions ("SEC") to register and sell in a self-directed offering 15.0 million shares (post forward stock split) of newly issued common stock at an offering price of $0.01 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of December 31, 2007, the Company completed the offering, received stock subscriptions for 15.0 million shares (post forward stock split) of common stock, par value $0.0001 per share, at an offering price of $0.01 per share, and deposited proceeds of $100,000.

On November 21, 2007, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Rocky Global Enterprises Ltd. and Beaux Beaux Partnership (the "Buyers"), and Oren Rozenberg and Judah Steinberger (the "Sellers"). Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyers acquired from the Sellers 29,013,750 shares (post forward stock split) of common stock of the Company. This event triggered a change in control of the Company, with the Buyers owning approximately 64% of the issued and outstanding shares of common stock of the Company. Immediately prior to the closing of this transaction, Oren Rozenberg and Judah Steinberger served as the members of the Board of Directors. Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction, Judah Steinberger resigned as Chief Financial Officer, Secretary, and from the Board of Directors, Oren Rozenberg tendered a resignation from the Board of Directors and as Chief Executive Officer, and the parties agreed to appoint the Buyer's nominee, Krystal Rocha to the Board of Directors and as Chief Executive Officer, Chief Financial Officer, and Secretary.

  Unaudited Interim Financial Statements

The Company's interim financial statements as of March 31, 2008, and for the three-months ended March 31, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2008, and the results of its operations and its cash flows for the three months ended March 31, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company's audited financial statements contained in its 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

  Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
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

  Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2008, and 2007.

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

  Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, and 2007, the carrying value of accrued liabilities and accounts payable approximated fair value due to the short-term nature and maturity of these instruments.

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

  Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
(UNAUDITED)

  Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

  Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the three months ended March 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 15.0 million shares (post forward stock split) of newly issued common stock at an offering price of $0.01 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The registration statement was declared effective on April 13, 2007. As of December 31, 2007, the Company completed the offering, received stock subscriptions for 15.0 million shares (post forward stock split) of common stock, par value $0.0001 per share, at an offering price of $0.01 per share, and deposited proceeds of $100,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)         Patent Pending

On November 28, 2006, the Company entered into an Invention Agreement with IdeaPlus, an Israeli company located in Ramat Gan, Israel, whereby the Company acquired from IdeaPlus all of the right, title and interest in the invention known as the Invention for consideration of $10,000. Under the terms of the Invention Agreement, the Company was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests, or other encumbrances. IdeaPlus initially obtained the Invention directly from the inventor. Neither IdeaPlus nor the inventor of the Invention is an officer or director of the Company, or an investor or promoter of such. Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. Currently, the Patent Application is pending. The historical cost of obtaining the Invention and filing for the patent has been capitalized by the Company, and amounted to $15,560 as of March 31, 2008.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
(UNAUDITED)

(4)         Loans from Related Parties

During the year ended December 31, 2007, loans from related parties - former Directors and stockholders, representing working capital advances from two former Directors who are also stockholders of the Company, amounting to $39,800, were paid in full.

(5)         Common Stock

On December 22, 2006, the Company issued 30,000,000 shares (post forward stock split) of its common stock to two individuals who are former Directors and officers for proceeds of $200.

Pursuant to the Consulting Agreement entered into on April 18, 2007 with Island Capital Management, LLC dba Island Stock Transfer ("Island Stock Transfer"), on April 19, 2007, the Company issued 375,000 shares (post forward stock split) of its common stock to Island Stock Transfer as payment for services valued at $2,000.

The Company commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 15.0 million shares (post forward stock split) of newly issued common stock at an offering price of $0.01 for proceeds of up to $100,000. On January 30, 2007, the Company completed the preparation of its registration document, and filed it with the SEC. The Registration Statement was declared effective on April 13, 2007. As of December 31, 2007, the Company completed the offering, received stock subscriptions for 15.0 million shares (post forward stock split) of common stock, par value $0.0001 per share, at an offering price of $0.01 per share, and deposited proceeds of $100,000. In addition, during the year ended December 31, 2007, the Company recognized as an offset to the proceeds from the offering of common stock $33,500 of deferred offering costs.

As discussed in Note 1, on November 21, 2007, the Company entered into a Stock Purchase Agreement with the Buyers, and the Sellers. Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyers acquired from the Sellers 29,013,750 shares (post forward stock split) of common stock of the Company. This event triggered a change in control of the Company, with the Buyers owning approximately 64% of the issued and outstanding shares of common stock of the Company.

On March 20, 2008 the stockholders of the Company approved a 15-for-1 forward stock split, effective on April 17, 2008. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)         Change in Officers and Directors

As discussed in Notes 1 and 5, and pursuant to the terms and conditions set forth in the Stock Purchase Agreement, Judah Steinberger resigned as Chief Financial Officer, Secretary, and from the Board of Directors, Oren Rozenberg tendered a resignation from the Board of Directors and as Chief Executive Officer, and Krystal Rocha was appointed as Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary.

(7)         Related Party Transactions

As described in Note 4, during the year ended December 31, 2007, the Company paid $39,800 to two individuals who were former Directors, officers, and principal stockholders of the Company for working capital loans. As of December 31, 2007, the Company was no longer indebted to any current or former Directors, officers, or principal stockholders.

(8)         Transfer Agent Agreement

On April 18, 2007, the Company entered into a Consulting Agreement with Island Stock Transfer for consulting and advisory services. Under the Agreement, the Company agreed to pay to Island Stock Transfer initial fees amounting to $4,000 plus transaction fees payable as follows: (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 375,000 shares (post forward stock split) of the Company's common stock with a value of $2,000; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer. The Company also has the right under the Agreement to repurchase the 375,000 shares (post forward stock split) of common stock from Island Stock Transfer for a period of 12 months for $10,000. As of December 31, 2007, the Company had paid the initial fee of $1,000 for consulting and advisory services, an additional $1,000 within 60 days of the execution of the Agreement, and issued 25,000 shares of common stock for such services with a value of $2,000.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
(UNAUDITED)

(9)         Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2008, and 2007 was as follows (assuming a 23% effective tax rate):

	Three Months Ended March 31,
	2008	2007
Current Tax Provision:
Federal and state-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$814	$4,251
Change in valuation allowance	(814)	(4,251)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2008, and 2007, as follows:

2008
Loss carryforwards	$15,402
Less - Valuation allowance	(15,402)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended March 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2008, the Company had approximately $66,965 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

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

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
(UNAUDITED)

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

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2008, AND 2007
(UNAUDITED)

In May 2008, the FASB issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

(12)     Subsequent Events

On April 17, 2008, the Company amended its Articles of Incorporation to increase its authorized shares from 50,000,000 to 500,000,000, implement a 15-for-1 forward stock split, and authorized 1,000,000 Series A Preferred Stock, par value $0.001. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

On April 18, 2008, the Company resolved to appoint Russell Chaney as Chief Executive Officer, Chief Financial Officer, Director, and Chairman of the Board of Directors. It was also resolved to appoint Shane Rapp as President, Secretary, and Director. On said date, Krystal Rocha tendered her resignation as Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary.

On April 24, 2008, the Company filed an amendment of Certificate of Incorporation to change its name from Global Advance Corporation to Copsync, Inc.

On April 25, 2008 the Company entered into a share exchange agreement and a plan of Share Exchange with PostInk Technology LP ("PostInk") (the "Share Exchange Agreement") by and among PostInk Technology, LP and RSIV, LLC (collectively "POST") for 100% interest of POST. Upon closing date, the Company issued 25,000,005 shares (post forward stock split) of its common stock and 100,000 shares of its Series A Preferred Shares in exchange for 100% of POST. The Company also cancelled 29,388,750 shares (post forward stock split) of its common stock. The Company and POST also agree to issue cashless warrants exercisable at $0.01 per share to POST shareholders for 75,000,000 shares (post forward stock split) of the Company's common stock.

On April 25, 2008, Krystal Rocha officially resigned as Chief Executive Officer, Chief Financial Officer, and Secretary.

On May 1, 2008, Russell Chaney accepted the appointment as the Company's Chief Executive Officer, Chief Financial Officer, Director, and Chairman of the Board of Directors. On said date, Shane Rapp accepted the appointment as the Company's President, Secretary and Director.

On May 5, 2008, Krystal Rocha officially resigned as Chairman of the Board of Directors.

On May 5, 2008, the Company issued 1,361,250 shares (post forward stock split) of its common stock.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Through its recent acquisition of PostInk Technology, LP, COPsync, Inc. provides the following Management Discussion and Analysis or Plan of Operation.

Management Discussion and Analysis:

•	COPsync, Inc. is poised and in a unique position to become one of the fastest growing Software Technology Providers to Law Enforcement and Emergency Service professionals worldwide. COPsync, Inc. is the only Law Enforcement software provider to provide full information sharing capabilities to all subscribing agencies in real time at the point of incident directly to the patrol officer. The Law Enforcement officer of the future will be armed, in REAL TIME, with critical information necessary to protect the public and themselves.

•	Law Enforcement Agencies and Associations at the Federal, State and Local levels are pushing information sharing initiatives. Global Justice XML standards were developed and have been published by the US Federal Government since 1997. To date, interoperability between Law Enforcement agencies in the United States fails to exist. This failure is directly related to software vendors that have remained focused on their existing methods of doing business including proprietary development, which does not focus on global information sharing. COPsync, Inc. will fulfill the interoperability role through the deployment of COPsync™. COPsync™ is an overlay product to existing technologies that can be deployed without jeopardizing the respective agencies existing vendor relationships. COPsync, Inc.'s method of data integration can bring existing vendors into compliance with federal mandates established after 9/11.

•	COPsync™ provides an innovative and open architecture software platform. Most software vendors in this space continue to maintain and support closed architecture systems with archaic methodologies related to providing information to the officer on the street and interagency information sharing.

•	COPsync, Inc. can rapidly expand in the trillion Dollar Law Enforcement, Emergency Service and Fire District profession. This growth can be quickly realized leveraging Homeland Security grant initiatives.

•	COPsync, Inc. has successfully been approved to utilize government provided funding and Homeland Security funds for the integration and implementation of its technology in Law Enforcement Agencies. These grants currently maintain billions of dollars to be utilized for informational sharing purposes.

•	COPsync™ provides subscribing agencies with an immediate return on investment. The reduction in time officers or clerks spend on paperwork is significantly reduced and provides additional time for other activities. During the beta phase agencies were able to obtain a 50% reduction in time spent on paperwork.

•	Beta testing is complete and COPsync™ is available for general release, as a result the number of committed officers will rapidly grow.

Plan of Operation:

•	COPsync, Inc. must obtain funding to establish a favorable balance sheet to implement the existing contracts with 71 Law Enforcement agencies currently subscribed to COPsync™.

•	Copsync, Inc will continue to pursue Federal, State and Local funding opportunities for agencies wishing to subscribe to COPsync™.

•	Copsync, Inc will pursue Private Foundation and Non Profit funding opportunities for agencies wishing to subscribe to COPsync™.

•	Copsync, Inc will continue to develop innovative tools to garner additional market share in the Law Enforcement vertical, as well as other vertical markets.

•	Copsync, Inc will remain open to the possibility of agreements, mergers and acquisitions which can enhance the companies offering in the marketplace or increase deployment possibilities.

Risk Factors

Need for ongoing financing.

The Registrant will need additional capital to continue operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that the Registrant will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on financial position and results of operations and ability to continue as a going concern. Operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Registrant. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences, or privileges that are senior to those of the Registrant's existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on operating flexibility. The Registrant's failure to successfully obtain additional future funding may jeopardize the ability to continue our business and operations. If the Registrant can raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Cautionary factors that may affect future results.

The Registrant provides the following cautionary discussion of risks, uncertainties, and possible inaccurate assumptions relevant to its business and products. These are factors that could cause actual results to differ materially from expected results. Other factors besides those listed here could adversely affect the Registrant.

Potential fluctuations in quarterly operating results.

The Registrant's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside its control, including the demand for services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the industry. The quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that the operating results will fall below expectations or those of investors in some future quarter.

Lack of independent Directors.

The Registrant cannot guarantee that its board of Directors will have a majority of independent Directors in the future. In the absence of a majority of independent Directors, the executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Registrant and its stockholders generally and the controlling officers, stockholders or Directors.

Management of potential growth.

The Registrant may experience rapid growth which will place a significant strain on its managerial, operational, and financial systems resources. To accommodate its current size and manage growth, the Registrant must continue to implement and improve its financial strength and operational systems, and expand, train and manage its sales and distribution base. There is no guarantee that the Registrant will be able to effectively manage the expansion of its operations, or that its facilities, systems, procedures, or controls will be adequate to support its expanded operations. The Registrant's inability to effectively manage its future growth would have a material adverse effect.

The Registrant depends heavily on key personnel and loss of the services of one or more of its key executives or a significant portion of any prospective local management personnel could weaken the management team adversely affecting the operations.

The Registrant's success largely depends on the skills, experience and efforts of its senior management, particularly the Chief Executive Officer, Russell Chaney. Operations will also be dependent on the efforts, ability and experience of key members of the prospective local management staff. The loss of services of one or more members of the senior management or of a significant portion of any of local management staff could weaken significantly management expertise and the ability to deliver health care services efficiently. The Registrant does not maintain key man life insurance policies on any of its officers, although it intends to obtain such insurance policies in the future.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "expect," "anticipate," "believe," and "intend," and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. Reference in the following discussion to "our", "us," and "we" refer to our operations and the operations of our subsidiaries, except where the context otherwise indicates or requires.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our audited Financial Statements included in this filing. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect our historical financial position, results of operations, and cash flows. The financial information included in this filing, is not necessarily indicative of our future performance.

Revenue in the three months ended March 31, 2008 was $nil compared to $nil for the three months ended March 31, 2007, no change.

General and administrative expenses for the three months ended March 31, 2008 $3,540 compared to $18,482 for the three months ended March 31, 2007, a decrease of 14,942 due to a decrease in professional fees from 2007.

The Company recorded a provision for federal and state income taxes of $814 for the three months ended March 31, 2008 compared to $4,251 for the three months ended March 31, 2007. As of March 31, 2008, no benefits have been utilized from a net operating loss carryforward of $66,965.

Liquidity and Capital Resources.
As of March 31, 2008 the current assets exceeded the current liabilities by $1,985. During the period ended March 31, 2008 and through April 25, 2008, the Company issued a total of 25,000,005 restricted shares of common stock for the acquisition of PostInk Technology LP.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceeding.

None.

ITEM 2 Changes in Securities and Use of Proceeds.

None.

ITEM 3 Defaults upon Senior Securities.

None.

ITEM 4 Submissions of Matters to a Vote of Security Holders.

None.

ITEM 5 Other Information.

None.

ITEM 6 Exhibits.

31.1 Certification by Russell Chaney President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Russell Chaney President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: May 15, 2008	By s/ Russell Chaney
Russell Chaney
Chief Executive Officer