Form 10-Q
period 2008-06-30
COPsync, Inc.
filed 2008-08-19
CIK 1383154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 333-140320

(Exact name of small business issuer as specified in its charter)

Delaware	98-0513637
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2010 FM 2673 Canyon Lake,, TX 78133
(address of principal executive offices)

830.964.3838
(Registrant's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2008, the issuer had 43,361,255 shares of its common stock issued and outstanding.

Page - 1

COPSYNC, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements
Balance Sheets at June 30, 2008

Statement of Operations for the three and six months ended June 30, 2008 and 2007

Statement of Cash Flows for the six months ended June 30, 2008

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3- Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

Part I - Financial Information

COPSYNC, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007

Financial Statements-

Balance Sheet as of June 30, 2008 and December 31, 2007     F-1

Statements of Operations for the Three Months and Six Months Ended     F-2
June 30, 2008, and 2007, and Cumulative from Inception

Statements of Cash Flows for the Six Months Ended    F-3
June 30, 2008, and 2007, and Cumulative from Inception

 Notes to Financial Statements June 30, 2008, and 2007    F-4 - F-12

Page - 3

COPSYNC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

ASSETS

	June 30,	December 31,
	2008	2007

Current Assets:
Cash in bank	$57,230	$ 2,772

Total current assets	57,230	2,772

Property and Equipment:
Computer equipment	33,171	32,835
Computer software	6,116	5,300
Fleet vehicles	47,146	46,124
Furniture and fixtures	43,698	43,698

Total property and equipment	130,131	127,957
Less - Accumulated depreciation	(60,423)	(48,991)

Net property and equipment	69,708	78,966

Other Assets:
Software development costs	1,627,335	1,627,335
Lease security deposit	750	750
Patent pending	-	15,560

Total other assets	1,628,085	1,643,645

Total Assets	$1,755,023	$ 1,725,383

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$104,791	$ 58,015
Note payable - Related parties	24,409	33,000
Convertible notes	492,088	-
Notes payable, current portion	7,001	6,864

Total current liabilities	628,289	97,879

Long-term Liabilities:
Notes payable, less current portion	29,168	32,824

Total long-term liabilities	29,168	32,824

Total liabilities	657,457	130,703

Commitments and Contingencies

Stockholders' Equity:
Series A Preferred stock, par value $0.0001 per share, 1,000,000
shares authorized; 100,000 shares issued and outstanding for 2008 and 2007	10	10
Common stock, par value $0.0001 per share, 500,000,000 shares
authorized; 43,361,255 shares issued and outstanding for 2008 and 2007	4,336	4,336
Additional paid-in capital	2,604,871	2,602,807
(Deficit) accumulated during the development stage	(1,511,651)	(1,012,473)

Total stockholders' equity	1,097,566	1,594,680

Total Liabilities and Stockholders' Equity	$1,755,023	$ 1,725,383

The accompanying notes to the financial statements
are an integral part of these balance sheets.

COPSYNC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008, AND 2007
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Salaries and wages	194,036	126,091	321,889	230,591	1,006,702
Insurance	7,397	7,123	19,087	17,173	96,458
Other general and administrative	26,364	15,588	44,824	29,528	87,020
Professional fees	14,096	2,560	33,998	2,560	80,460
Office rent	8,400	5,850	14,520	12,900	71,738
Depreciation	5,116	2,858	11,432	5,716	60,423
Website hosting	6,663	7,115	20,351	9,961	52,253
Travel and entertainment	188	2,701	6,507	4,439	29,502
Utilities	1,220	1,617	2,972	2,845	18,972
Discontinuation of patent pending	15,560	-	15,560	-	15,560
Office expenses	2,918	2,919	6,648	4,942	14,895

Total general and administrative expenses	281,958	174,422	497,788	320,655	1,533,983

(Loss) from Operations	(281,958)	(174,422)	(497,788)	(320,655)	(1,533,983)

Other Income (Expense):
Interest income	-	126	-	-	16,427
Other income	-	-	-	-	7,801
Interest expense	1,390	-	(1,390)	250	(1,896)

Total other income (expense)	1,390	126	(1,390)	250	22,332

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(280,568)	$(174,296)	$(499,178)	$(320,405)	$(1,511,651)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	45,375,000	30,251,370	44,911,406	30,126,375

The accompanying notes to the financial statements are
an integral part of these statements.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JUNE 30, 2008, AND 2007
AND CUMULATIVE FROM INCEPTION (OCTOBER 23, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(499,178)	$(320,405)	$(1,575,076)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	11,432	5,716	60,423
Transfer agent fees paid by issued shares	-	-	2,000
Changes in net liabilities-
Lease security deposit	-	-	4,285
Accounts payable and accrued liabilities	46,776	11,492	99,756

Net Cash (Used in) Operating Activities	(440,970)	(303,197)	(1,408,612)

Investing Activities:

Software development costs	-	-	(660,679)
Purchases of property and equipment	(2,174)	(10,791)	(90,131)
Acquisition and costs of patent pending	-	-	(15,560)
Discontinuation of patent pending	15,560	-	15,560

Net Cash (Used in) Investing Activities	13,386	(10,791)	(750,810)

Financing Activities:
Issuance of common stock for cash	2,064	421,618	101,952
Payments on notes payable	(3,519)	-	1,631,453
Partner contribution		-	33,000
Deferred offering costs	-	(23,250)	(33,250)
Payments on loans from related parties - Directors and stockholders	(8,591)	20,000	(8,591)
Convertible notes	492,088	-	492,088
Loans from related parties - Former Directors and stockholders	-	-	39,800
Payment of loans from related parties - Former Directors and stockholders	-	-	(39,800)
Loan from third-party entity related to consultant	-	-	15,000
Repayment of loan from third-party entity related to consultant	-	-	(15,000)

Net Cash Provided by Financing Activities	482,042	418,368	2,216,652

Net Increase in Cash	54,458	104,380	57,230

Cash - Beginning of Period	2,772	96,866	-

Cash - End of Period	$57,230	$201,246	$57,230

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to the financial statements are
an integral part of these statements

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

.
(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

COPsync, Inc. (formerly Global Advance Corporation) (“COPsync” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations.  COPsync was incorporated under the laws of the State of Delaware on October 23, 2006.  On March 20, 2008, the stockholders of COPsync approved an amendment of the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc.  This amendment was filed on April 24, 2008. On March 24, 2008, COPsync entered into a Letter of Intent with PostInk Technology, LP (“PostInk”), a Texas partnership, pursuant to which COPsync agreed to acquire 100 percent of PostInk in exchange for 100,000,000 shares (post forward stock split) of common stock of COPsync. Originally, the business plan of COPsync was to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. However, as of June 30, 2008, the COPsync discontinued this business plan to focus on developing software that will not only enhance productivity and quality of work, but to create a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.  The accompanying financial statements of COPsync were prepared from the accounts of COPsync under the accrual basis of accounting.

COPsync commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commissions to register and sell in a self-directed offering 15.0 million shares (post forward stock split) of newly issued common stock at an offering price of $0.01 for proceeds of up to $100,000.  On January 30, 2007, COPsync completed the preparation of its registration document, and filed it with the SEC.  The Registration Statement was declared effective on April 13, 2007.  As of December 31, 2007, COPsync completed the offering, received stock subscriptions for 15.0 million shares (post forward stock split) of common stock, par value $0.0001 per share, at an offering price of $0.01 per share, and deposited proceeds of $100,000.

On November 21, 2007, COPsync entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Rocky Global Enterprises Ltd. and Beaux Beaux Partnership (the “Buyers”), and Oren Rozenberg and Judah Steinberger (the “Sellers”).  Pursuant to the terms and conditions of the Stock Purchase Agreement, the Buyers acquired from the Sellers 29,013,750 shares (post forward stock split) of common stock of COPsync.  This event triggered a change in control of COPsync, with the Buyers owning approximately 64% of the issued and outstanding shares of common stock of COPsync.  Immediately prior to the closing of this transaction, Oren Rozenberg and Judah Steinberger served as the members of the Board of Directors.  Pursuant to the terms and conditions set forth in the Stock Purchase Agreement, immediately following the closing of the transaction, Judah Steinberger resigned as Chief Financial Officer, Secretary, and from the Board of Directors; Oren Rozenberg tendered a resignation from the Board of Directors and as Chief Executive Officer; and the parties agreed to appoint the Buyer’s nominee, Krystal Rocha, to the Board of Directors and as Chief Executive Officer, Chief Financial Officer, and Secretary.

   Unaudited Interim Financial Statements

COPsync’s interim financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008, and 2007, and cumulative from inception are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly COPsync’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three and six months ended June 30, 2008, and 2007, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to COPsync’s audited financial statements contained in its 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, COPsync considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

COPsync is in the development stage and has yet to realize revenues from operations.  Once COPsync has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2008, and 2007.

   Income Taxes

COPsync accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

COPsync maintains a valuation allowance with respect to deferred tax assets.  COPsync establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration COPsync’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as COPsync generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

   Fair Value of Financial Instruments

COPsync estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts COPsync could realize in a current market exchange.  As of June 30, 2008, and 2007, the carrying value of accrued liabilities and accounts payable approximated fair value due to the short-term nature and maturity of these instruments.

   Property and Equipment

Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer equipment                                                              3 years
Computer software                                                                 3 years
Fleet vehicles                                                                          5 years
Furniture and fixtures                                                            5-7 years

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Depreciation expense on property and equipment was $11,432 and $5,716 for the six months ended June 30, 2008, and 2007, respectively.

   Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design, and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs amounted to $1,627,335 as of June 30, 2008, and December 31, 2007. These costs have not yet been amortized because revenue generating activities have not yet commenced. During the year ended December 31, 2006, and during the period from inception on October 23, 2006, through December 31, 2005, various partners contributed services of $483,328, which were capitalized to software development costs.

   Patent and Intellectual Property

COPsync capitalizes the costs associated with obtaining a Patent or other intellectual property pertaining to its intended business plan.  Such costs are amortized over the estimated useful lives of the related assets.

   Deferred Offering Costs

COPsync defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  For the year ended December 31, 2007, $33,250 in deferred offering costs were charged against the capital raised from the completion of an offering of common stock.

    Impairment of Long-Lived Assets

COPsync evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  For the six months ended June 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Common Stock Registration Expenses

COPsync considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are expensed as incurred.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and expenses for the three months ended June 30, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(2)           Development Stage Activities and Going Concern

COPsync is currently in the development stage, and has no operations.  Originally, the business plan of COPsync was to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. However, as of June 30, 2008, the COPsync discontinued this business plan to focus on developing software that will not only enhance productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

On November 28, 2006, COPsync entered into an Invention Assignment Agreement (“Invention Agreement”) with IdeaPlus Ltd. (“IdeaPlus”), an Israeli company located in Ramat Gan, Israel, whereby COPsync acquired from IdeaPlus all of the right, title and interest in the invention known as the “Two-foot Operated Mouse” (the “Invention”) for consideration of $10,000.  Subsequently, the invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. As of June 30, 2008, the Company discontinued the patent and expensed it in the current period.

COPsync commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 15.0 million shares (post forward stock split) of newly issued common stock at an offering price of $0.01 for proceeds of up to $100,000.  On January 30, 2007, COPsync completed the preparation of its registration document, and filed it with the SEC.  The Registration Statement was declared effective on April 13, 2007.  As of December 31, 2007, COPsync completed the offering, received stock subscriptions for 15.0 million shares (post forward stock split)  of common stock, par value $0.0001 per share, at an offering price of $0.01 per share, and deposited proceeds of $100,000.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of COPsync as a going concern.  COPsync has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of June 30, 2008, the cash resources of COPsync were insufficient to meet its current business plan, and COPsync had negative working capital.  These and other factors raise substantial doubt about COPsync’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of COPsync to continue as a going concern.

(3)           Patent Pending

On November 28, 2006, COPsync entered into an Invention Agreement with IdeaPlus, an Israeli company located in Ramat Gan, Israel, whereby COPsync acquired from IdeaPlus all of the right, title and interest in the invention known as the Invention for consideration of $10,000.  Under the terms of the Invention Agreement, COPsync was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests, or other encumbrances.  IdeaPlus initially obtained the Invention directly from the inventor.  Neither IdeaPlus nor the inventor of the Invention is an officer or director of COPsync, or an investor or promoter of such.  Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. The historical cost of obtaining the Invention and filing for the patent has been capitalized by COPsync, and amounted to $15,560.  As of June 30, 2008, the Company discontinued the patent and its related costs were written off to expense.

(4)           Loans from Related Parties

During the year ended December 31, 2007, loans from related parties – former Directors and stockholders, representing working capital advances from two former Directors who are also stockholders of COPsync, amounting to $39,800, were paid in full.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2008, the Chief Executive Officer loaned the company $18,000 and paid expenses on the Company’s behalf of $6,409. As of June 30, 2008, the Company owed this officer $24,409.

 (5)           Common Stock

On December 22, 2006, COPsync issued 30,000,000 shares (post forward stock split) of its common stock to two individuals who are former directors and officers for proceeds of $200.

Pursuant to the Consulting Agreement entered into on April 18, 2007, with Island Capital Management, LLC dba Island Stock Transfer (“Island Stock Transfer”), on April 19, 2007, COPsync issued 375,000 shares (post forward stock split) of its common stock to Island Stock Transfer as payment for services valued at $2,000.

COPsync commenced a capital formation activity to submit a Registration Statement on Form SB-2 to the SEC to register and sell in a self-directed offering 15.0 million shares (post forward stock split) of newly issued common stock at an offering price of $0.01 for proceeds of up to $100,000.  On January 30, 2007, COPsync completed the preparation of its registration document, and filed it with the SEC.  The Registration Statement was declared effective on April 13, 2007.  As of December 31, 2007, COPsync completed the offering, received stock subscriptions for 15.0 million shares (post forward stock split) of common stock, par value $0.0001 per share, at an offering price of $0.01 per share, and deposited proceeds of $100,000.  In addition, during the year ended December 31, 2007, COPsync recognized as an offset to the proceeds from the offering of common stock $33,500 of deferred offering costs.

On April 25, 2008, COPsync entered into a share exchange agreement and a plan of Share Exchange with PostInk Technology LP (“PostInk”) (the “Share Exchange Agreement”) by and among PostInk Technology, LP and RSIV, LLC (collectively “POST”) for 100% interest of POST. Upon closing date, COPsync issued 25,000,005 shares (post forward stock split) of its common stock and 100,000 shares of its Series A Preferred Shares in exchange for 100% of POST. COPsync also cancelled 27,388,750 shares (post forward stock split) of its common stock. COPsync and POST also agree to issue cashless warrants exercisable at $0.01 per share to POST shareholders for 75,000,000 shares (post forward stock split) of COPsync’s common stock.

On April 17, 2008, COPsync amended its Articles of Incorporation to increase its authorized shares from 50,000,000 to 500,000,000, implement a 15-for-1 forward stock split, and authorize 1,000,000 Series A Preferred Stock, par value $0.001. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

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

On April 18, 2008, COPsync resolved to appoint Russell Chaney as Chief Executive Officer, Chief Financial Officer, Director, and Chairman of the Board of Directors. It was also resolved to appoint Shane Rapp as President, Secretary, and Director. On said date, Krystal Rocha tendered her resignation as Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary.  On April 25, 2008, Krystal Rocha officially resigned as Chief Executive Officer, Chief Financial Officer, and Secretary.  On May 1, 2008, Russell Chaney accepted the appointment as COPsync’s Chief Executive Officer, Chief Financial Officer, Director, and Chairman of the Board of Directors. On said date, Shane Rapp accepted the appointment as COPsync’s President, Secretary, and Director.  On May 5, 2008, Krystal Rocha officially resigned as Chairman of the Board of Directors.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(7)           Related Party Transactions

As described in Note 4, during the year ended December 31, 2007, COPsync paid $39,800 to two individuals who were former Directors, officers, and principal stockholders of COPsync for working capital loans.

As of June 30, 2008, the Chief Executive Officer loaned the company $18,000 and paid expenses on the Company’s behalf of $6,409. As of June 30, 2008, the Company owed this officer $24,409.

(8)           Transfer Agent Agreement

On April 18, 2007, COPsync entered into a Consulting Agreement with Island Stock Transfer for consulting and advisory services.  Under the Agreement, COPsync agreed to pay to Island Stock Transfer initial fees amounting to $4,000 plus transaction fees payable as follows:  (1) $1,000 due at the time of execution of the Agreement; and, $1,000 within 60 days; (2) the issuance of 375,000 shares (post forward stock split) of COPsync’s common stock with a value of $2,000; and (3) transaction fees in accordance with the fee schedule for services of Island Stock Transfer.  COPsync also has the right under the Agreement to repurchase the 375,000 shares (post forward stock split) of common stock from Island Stock Transfer for a period of 12 months for $10,000.  As of December 31, 2007, COPsync had paid the initial fee of $1,000 for consulting and advisory services, an additional $1,000 within 60 days of the execution of the Agreement, and issued 25,000 shares of common stock for such services with a value of $2,000.

(9)           Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2008, and 2007 was as follows (assuming a 23% effective tax rate):

	Six Months Ended
	June 30,
	2008	2007

Current Tax Provision:
Federal and state-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state-
Loss carryforwards	$114,491	$73,693
Change in valuation allowance	(114,491)	(73,693)

Total deferred tax provision	$-	$-

COPsync had deferred income tax assets as of June 30, 2008, as follows:

2008

Loss carryforwards	$347,680
Less - Valuation allowance	(347,680)

Total net deferred tax assets	$-

COPsync provided a valuation allowance equal to the deferred income tax assets for the six months ended June 30, 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
As of June 30, 2008, COPsync had approximately $1,511,651 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2028.

(10)           Commitments

COPsync has a verbal commitment with a third-party consultant to provide financial and capital formation services for which the management of COPsync has agreed to pay approximately $5,000 per calendar quarter, plus out-of-pocket expenses, commencing in the year 2007.  During the year ended December 31, 2006, COPsync borrowed $15,000 from an entity affiliated with this consultant for working capital to commence its organizational, patent application, and capital formation activities.  The amount borrowed was repaid before December 31, 2006.  For the year ended December 31, 2007, fees amounting to $23,000 were paid to the third-party consultant.

(11)           Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year, provided the entity also elects to apply the provisions of SFAS No. 157.  Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.  The management of COPsync does not believe that this new pronouncement will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations – Revised 2007” (“SFAS No. 141R”), which replaces FASB Statement No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset of a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements – a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual.  However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill.  This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer.  This, therefore, improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase.  COPsync does not expect the adoption of this pronouncement to have a material impact on its financial statements.

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements.  This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008.  The management of COPsync does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, FASB No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

FASB No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of COPsync does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

COPSYNC, INC.
(FORMERLY GLOBAL ADVANCE CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  Management of PCMT does not expect the adoption of this pronouncement to have material impact on its financial statements.

(12)           Subsequent Events

On June 6, 2008, the Company authorized the issuance of shares to be disbursed from convertible notes issued to certain Limited Partners of the original Limited Partnership – PostInk Technology, LP. Issuance of common stock began on July 15, 2008, and will be issued over a six month period.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion should be read in conjunction with the Company’s interim consolidated financial statements and the notes related thereto included in item 1 above which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trend will necessarily continue in the future.

(a) Plan of Operation
PostInk has developed the first integrated software product COPsync, which provides a real-time, nationwide information sharing network for all law enforcement officers to identify wanted or dangerous persons in all 50 states and internationally while in the field and provides global networking capabilities.

•
COPsync, Inc. is poised and in a unique position to become one of the fastest growing Software Technology Providers to Law Enforcement and Emergency Service professionals. COPsync, Inc. is the only Law Enforcement software provider to have full information sharing networking available to all subscribing agencies. The Law Enforcement officer of the future will be armed, in REAL TIME, with critical information necessary to protect the public and themselves.

•
COPsync, Inc. currently has over 3600+ Police Officers committed to utilize COPsync™ Software Technology on a daily basis in the performance of their duties. Beta testing is complete and COPsync™ is available for general release, as a result the number of committed officers will rapidly grow.

•	COPsync, Inc. continues to garner support from Law Enforcement agencies; during the past quarter 8 additional agencies expressed interest and gave their commitment to utilize COPsync™ in their respective agencies.

•	COPsync, Inc. has successfully assisted more than 20 Law Enforcement agencies in drafting and submitting applications for various funding options during the past quarter, and will continue to assist agencies in the future with their capital needs.

•	COPsync, Inc. must obtain funding to establish a favorable balance sheet to implement the existing contracts with 79 Law Enforcement agencies currently subscribed to COPsync™.

•
COPsync™ provides an innovative and open architecture software platform. Most software vendors in this space continue to maintain and support closed architecture systems with archaic methodologies related to providing information to the officer on the street and interagency information sharing.

•
Law Enforcement agencies and Associations at the Federal, State and Local levels are pushing information sharing initiatives. Global Justice XML standards were developed and have been published by the US Federal Government since 1997. To date, interoperability between Law Enforcement agencies in the United States fails to exist. This failure is directly related to software vendors that have remained focused on their existing methods of doing business including proprietary development, which does not focus on global information sharing. COPsync, Inc. will fulfill the interoperability role through the deployment of COPsync™. COPsync™ is an overlay product to existing technologies that can be deployed without jeopardizing the existing vendor relationships. COPsync, Inc.'s method of data integration will bring existing vendors into compliance with federal mandates established after 9/11.

•
COPsync, Inc. has successfully been approved to utilize government provided funding and Homeland Security funds for the integration and implementation of its technology in Law Enforcement Agencies. This is a true milestone, being that NO other software vendors in this space have qualified for Information Sharing Grants. These grants currently maintain billions of dollars to be utilized for informational sharing purposes.

•
COPsync, Inc. is poised to rapidly expand in the trillion Dollar Law Enforcement, Emergency Service and Fire District profession. This growth can be quickly realized leveraging Homeland Security grant initiatives. COPsync, Inc. will see this growth through the culmination of technology and strategic partnerships with marquee corporations such as General Dynamics, Dell, Intergraph, NavTec, CDWG, Panasonic, Lockheed Martin, Remington Arms and Tyler Technology.

•
COPsync, Inc. provides the first real-time worldwide information sharing network for Law Enforcement officers to identify criminals, communicate with other officers on a unified system, and access life saving and/or mission critical information at the point of incident via Laptop Computer or Handheld devices.

Page - 16

Cash Requirements and of Need for additional funds: twelve months. We continue to face certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements for these purposes are not in issue.

Cautionary Statement: There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Critical Accounting Policies and Recent Accounting Pronouncements

Management believes the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company’s financial statements. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, management is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Recent accounting pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on our financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Page - 17

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the new standard to have any material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

Page - 18

b) Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. Reference in the following discussion to "our", "us" and "we" refer to our operations and the operations of our subsidiaries, except where the context otherwise indicates or requires.

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

Revenue in the six months ended June 30, 2008 was $nil compared to $nil for the six months ended June 30, 2007, no change.

General and administrative expenses for the six months ended June 30, 2008 $497,788 compared to $320,655 for the six months ended June 30, 2007, an increase of 177,133 due to an increase in salaries and wages, professional fees and the discontinuation of the patent pending.

The Company recorded a provision for federal and state income taxes of $114,491 for the six months ended June 30, 2008 compared to $73,693 for the six months ended June 30, 2007. As of June 30, 2008, no benefits have been utilized from a net operating loss carryforward of $1,511,651.

Liquidity and Capital Resources.
As of June 30, 2008 the current assets exceeded the current liabilities by $1,985. During the period ended June 30, 2008 and through April 25, 2008, the Company issued a total of 25,000,005 restricted shares of common stock for the acquisition of PostInk Technology LP.

Page - 19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investors should consider each of the following risk factors and the other information in this Quarterly Report, including COPsync’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on COPsync’s business. Additional risks and uncertainties not presently known to the Company or the Company currently considers immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed. In that case, the trading price of COPsync’s Common Stock could decline.

1. COPsync’s stock price is volatile with wide fluctuations in the past that are likely to continue in the future. The Company’s common stock trades domestically on the OTC-BB, a relatively illiquid and extremely volatile market. In order to maintain its listing status on the OTC-BB, the Company must file periodic reports with the SEC in a timely manner. If the Company does not maintain its reporting status it may have its securities delisted from the OTC-BB.

2. A small number of COPsync’s stockholders own a substantial amount of the Company's Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of COPsync’s Common Stock could drop significantly.

3. Power-Save may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy. If the Company is not able to attract or retain qualified personnel, it is likely that the Company would be unable to remain competitive in its business resulting in a material adverse effect on COPsync’s operations.

4. Power-Save does not expect to pay dividends in the foreseeable future. Because the Company does not intend to pay dividends in the foreseeable future, the potential return on an investor’s investment in the Company’s common stock cannot include any dividend income.

5. “Penny Stock” rules may make buying or selling COPsync’s Common Stock difficult, and severely limit market liquidity. The Company’s common stock is defined as a “penny stock” under applicable federal securities laws. As such, the Company’s shares are more difficult to purchase and sell than other securities not subject to the “penny stock” rules.

6. Future Equity Financings May Dilute Your Ownership Interests. The Company relies upon the availability of equity capital to fund its growth, which financing may or may not be available on favorable terms or at all. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

7. As of the date of this Report, we have raised equity capital through the issuance of shares of our restricted common stock and will continue to do so for the foreseeable future. Subject to the implementation of our ongoing plan of operations and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

8. The Company does not carry Officer and Director Liability Insurance coverage which would reduce the ability of investors to recover damages in the case of a claim against the Company and or its officers and directors for breach of duties or other liability claims.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting
The management of COPsync, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Page - 20

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1 Legal Proceeding .
None.

ITEM 1A. Risk Factors.
Not applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds .
None.

ITEM 3 Defaults upon Senior Securities.
None.

 ITEM 4 Submissions of Matters to a Vote of Security Holders.
None.

 ITEM 5 Other Information.
None.

 ITEM 6 Exhibits.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Page - 21

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2008	By /s/ Russell Chaney
Russell Chaney
Chief Executive Officer

Page - 22