Form 10-Q
period 2008-09-30
COPsync, Inc.
filed 2008-11-19
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2008, the issuer had 43,361,255 shares of its common stock issued and outstanding.

Page - 1

COPSYNC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Balance Sheet at September 30, 2008

Statement of Operations for the three and six months ended September 30, 2008 and 2007

Statement of Cash Flows for the six months ended September 30, 2008

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3 Quantitative and Qualitative Disclosures  about Market Risk

Item 4- Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings
   Item 1A- Risk Factors

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

COPSYNC, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007

Financial Statements-
Balance Sheet as of September 30, 2008 and December 31, 2007	F-1 - F-2
Statements of Operations for the Three Months and Six Months Ended	F-3
September 30, 2008, and 2007, and Cumulative from Inception
Statements of Cash Flows for the Six Months Ended	F-4
September 30, 2008, and 2007, and Cumulative from Inception
Notes to Financial Statements September 30, 2008, and 2007	F-5

Page - 3

COPSYNC, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$545,882	$2,772
License fees receivable	6,450	-
Employee advances	500	-

Total Current Assets	552,832	2,772

PROPERTY AND EQUIPMENT

Computer hardware	32,835	32,835
Computer software	6,117	5,300
Fleet vehicles	46,124	46,124
Furniture and fixtures	43,698	43,698

Total Property and Equipment	128,774	127,957
Less: Accumulated Depreciation	(67,402)	(48,991)

Net Property and Equipment	61,372	78,966

OTHER ASSETS

Software development costs, net	1,582,131	1,627,335
Lease security deposit	750	750
Patent costs	-	15,560

Total Other Assets	1,582,881	1,643,645

TOTAL ASSETS	$2,197,085	$1,725,383

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$51,890	$58,015
Notes payable - related parties	-	33,000
Convertible notes payable	420,000	-
Stock deposits	607,345	-
Notes payable, current portion	7,269	6,864

Total Current Liabilities	1,086,504	97,879

LONG-TERM LIABILITIES

Notes payable	26,610	32,824

Total Long-Term Liabilities	26,610	32,824

Total Liabilities	1,113,114	130,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
1,000,000 shares authorized; 100,000 shares issued
and outstanding	10	10
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 44,132,935 shares
and 25,000,005 issued and outstanding, respectively	4,413	2,500
Additional paid-in-capital	2,872,818	2,604,643
Deficit accumulated during the development stage	(1,793,270)	(1,012,473)

Total Stockholders' Equity	1,083,971	1,594,680

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,197,085	$1,725,383

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2008	2007	2008	2007	Inception

REVENUES

License fee revenue	$6,450	$-	$6,450	$-	$6,450
Cost of license fee revenue	(5,578)	-	(5,578)	-	(5,578)

Net Revenues	872	-	872	-	872

OPERATING EXPENSES

Depreciation and amortization	52,183	2,858	63,615	8,574	112,606
Professional fees	32,124	-	66,122	2,560	112,584
Salaries and wages	190,310	166,035	512,199	396,626	1,197,012
Patent costs	-	-	15,560	-	15,560
Other general and administrative	7,874	28,044	122,783	109,832	378,712

Total Operating Expenses	282,491	196,937	780,279	517,592	1,816,474

LOSS BEFORE OTHER INCOME (EXPENSE)	(281,619)	(196,937)	(779,407)	(517,592)	(1,815,602)

OTHER INCOME (EXPENSE)

Interest income	-	121	-	371	16,427
Other income	-	-	-	-	7,801
Interest expense	-	-	(1,390)	-	(1,896)

Total Other Income (Expense)	-	121	(1,390)	371	22,332

NET LOSS	$(281,619)	$(196,816)	$(780,797)	$(517,221)	$(1,793,270)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	44,124,547	25,000,005	35,844,167	25,000,005

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the
	Nine Months Ended		Cumulative
	September 30,		From
	2008	2007	Inception

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(780,797)	$(517,221)	$(1,793,270)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	63,615	8,574	112,606
Write-off of patent costs	15,560	-	15,560
Transfer agent fees paid by issued shares	-	-	2,000
Change in operating assets and liabilities:
Lease security deposit	-	-	4,285
License fees receivable	(6,450)	-	(6,450)
Accounts payable and accrued expenses	(6,125)	14,711	46,855

Net Cash Used in Operating Activities	(714,197)	(493,936)	(1,618,414)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	-	(660,679)
Acquisition and cost of patent pending	-	-	(15,560)
Employee advances	(500)	-	(500)
Purchases of property and equipment	(817)	(7,214)	(88,774)

Net Cash Used in Investing Activities	(1,317)	(7,214)	(765,513)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	448,819	99,888
Payments on notes payable	(5,809)	-	1,565,738
Partner contribution	-	-	33,000
Deferred offering costs	-	-	(33,250)
Payments on loans from related parties - directors and
stockholders	(15,000)	-	(15,000)
Proceeds received on convertible notes	672,088	-	672,088
Stock deposits received	607,345	-	607,345
Loans from related parties - Former directors and
stockholders	-	-	39,800
Payment of loans from related parties - former directors
and stockholders	-	-	(39,800)
Loan from third-party entity related to consultant	-	-	15,000
Repayment of loan from third-party entity related to consultant	-	-	(15,000)

Net Cash Provided by Financing Activities	1,258,624	448,819	2,929,809

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	543,110	(52,331)	545,882

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,772	96,866	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$545,882	$44,535	$545,882

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

	For the
	Nine Months Ended		Cumulative
	September 30,		From
	2008	2007	Inception
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$-	$-	$40,000
Contribution of services - capitalized to software
development costs	$-	$-	$966,656
Common stock issued in lieu of convertible notes payable	$270,088	$-	$270,088

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

COPsync, Inc. (formerly, Global Advance Corporation) (the “Company”), is currently in the development stage.  On March 20, 2008, the stockholders of the Company approved an amendment of the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc.  This amendment was filed on April 24, 2008.

As more fully described in Note 4, the Company entered into a share exchange agreement with PostInk Technology, LP, by and among PostInk Technology, LP and RSIV, LLC (collectively “PostInk”) for 100% interest in PostInk.  The shares issued in the acquisition resulted in the owners of PostInk having operating control of the Company immediately following the acquisition.  Therefore, this acquisition has been accounted for in the accompanying financial statements as a reverse acquisition.  Therefore, these financial statements represent the continuation of PostInk, not COPsync, Inc. (formerly, Global Advance Corp.), the legal survivor.  PostInk is treated as the survivor for accounting purposes and COPsync, Inc. is the survivor for legal purposes. The historical financial statements presented are those of PostInk rather than COPsync, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company is in the development stage and just recently begun to realize licensing revenues from operations.  Licensing revenues are recorded monthly, over the life of the licensing agreement.

Loss Per Share

The computation of loss per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents, consisting of 75,000,000 warrants as of September 30, 2008, are not included in the below calculations since they are anti-dilutive for the periods presented.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2008 and 2007:

	For the
	Three Months ended
	September 30,
	2008	2007
Net (loss) available to common shareholders	$(281,619)	$(196,816)
Weighted average shares	44,124,547	25,000,005
Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

	For the
	Nine Months Ended
	September 30,
	2008	2007
Net (loss) available to common shareholders	$(780,797)	$(517,221)
Weighted average shares	35,844,167	25,000,005
Basic and fully diluted loss per share (based on weighted average shares)	$(0.02)	$(0.02)

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

COPSYNC, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 2 -                      SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design, and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs amounted to $1,627,335 as of September 30, 2008 and December 31, 2007. These costs are being amortized, effective September 1, 2008, the date that revenue generating activities commenced. During the year ended December 31, 2006, and during the period from inception on October 23, 2005, through December 31, 2005, various partners contributed services of $483,328, which were capitalized to software development costs.

NOTE 3 - GOING CONCERN

The Company is currently in the development stage, and has had minimal operations.  Originally, the business plan of the Company was to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. However, during the current year, the Company discontinued this business plan to focus on developing software that will not only enhance productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not currently established revenues significant enough to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of September 30, 2008, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 4 -        SIGNIFICANT EVENTS

Stock Issuances

During the three months ended September 30, 2008, the Company issued a total of 771,680 shares of its common stock in lieu of outstanding convertible debt totaling $270,088, or $0.35 per share.

Share Exchange Agreement with PostInk Technology, LP

Effective April 25, 2008, the Company entered into a share exchange agreement (Agreement) with PostInk Technology, LP, by and among PostInk Technology, LP and RSIV, LLC (collectively “PostInk”) for 100% interest in PostInk. Upon the closing date, the Company issued 25,000,005 shares (post forward stock split) of its common stock and 100,000 shares of its Series A Preferred Shares in exchange for 100% of PostInk. The Company also cancelled 29,388,750 shares (post forward stock split) of its common stock. The Company and PostInk also agreed to issue cashless warrants exercisable at $0.01 per share to PostInk shareholders for 75,000,000 shares (post forward stock split) of the Company’s common stock.

On April 17, 2008, the Company amended its Articles of Incorporation to increase its authorized shares from 50,000,000 to 500,000,000, implement a 15-for-1 forward stock split, and authorize 1,000,000 Series A Preferred Stock, par value $0.0001. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

The shares issued in the acquisition resulted in the owners of PostInk having operating control of the Company immediately following the acquisition.  Therefore, this acquisition has been accounted for in the accompanying financial statements as a reverse acquisition.

As a result of this transaction, the former shareholders of PostInk acquired or exercised control over a majority of the Company’s shares.  Accordingly, the transaction has been treated for accounting purposes as a recapitalization of PostInk; therefore, these financial statements represent a continuation of PostInk, not COPsync, Inc. (formerly, Global Advance Corp.), the legal survivor.  PostInk is treated as the survivor for accounting purposes and COPsync, Inc. is the survivor for legal purposes. The historical financial statements presented are those of PostInk rather than COPsync, Inc.

NOTE 5 -     SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company issued the following shares of its outstanding common stock:

-
During October 2008, the Company issued a total of 1,767,000 shares of common stock pursuant to various private placements at $0.40 per share.  The cash proceeds of $706,800 had been received by the Company prior to September 30, 2008 (recorded as a stock deposit), less stock offering costs of $99,455, for total proceeds to the Company of $607,345.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 5 -   SUBSEQUENT EVENTS (Continued)

-
During November 2008, the Company issued a total of 74,423,069 shares of common stock in exercise of cashless warrants, issued pursuant to the share exchange agreement with PostInk Technology, LP, as previously discussed.

(1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

COPsync, Inc. (formerly Global Advance Corporation) (“COPsync” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations.  COPsync was incorporated under the laws of the State of Delaware on October 23, 2006.  On March 20, 2008, the stockholders of COPsync approved an amendment of the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc.  This amendment was filed on April 24, 2008. On March 24, 2008, COPsync entered into a Letter of Intent with PostInk Technology, LP (“PostInk”), a Texas partnership, pursuant to which COPsync agreed to acquire 100 percent of PostInk in exchange for 100,000,000 shares (post forward stock split) of common stock of COPsync. Originally, the business plan of COPsync was to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. However, as of September 30, 2008, the COPsync discontinued this business plan to focus on developing software that will not only enhance productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.  The accompanying financial statements of COPsync were prepared from the accounts of COPsync under the accrual basis of accounting.

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

   Unaudited Interim Financial Statements

COPsync’s interim financial statements as of September 30, 2008, and for the six months ended September 30, 2008, and 2007, and cumulative from inception are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly COPsync’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the six months ended September 30, 2008, and 2007, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to COPsync’s audited financial statements contained in its 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

Page - 14

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended September 30, 2008, and 2007.

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

   Fair Value of Financial Instruments

COPsync estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts COPsync could realize in a current market exchange.  As of September 30, 2008, and 2007, the carrying value of accrued liabilities and accounts payable approximated fair value due to the short-term nature and maturity of these instruments.

Page - 15

   Property and Equipment

Property and equipment is stated at cost. Expenditures that materially increase useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware                                                                3 years
Computer software                                                                3 years
Fleet vehicles                                                                          5 years
Furniture and fixtures                                                            5-7 years

Depreciation expense on property and equipment was $11,432 and $5,716 for the six months ended September 30, 2008, and 2007, respectively.

   Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design, and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs amounted to $1,627,335 as of September 30, 2008, and December 31, 2007. These costs have not yet been amortized because revenue generating activities have not yet commenced. During the year ended December 31, 2006, and during the period from inception on October 23, 2006, through December 31, 2005, various partners contributed services of $483,328, which were capitalized to software development costs.

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

    Impairment of Long-Lived Assets

COPsync evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  For the six months ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

   Common Stock Registration Expenses

COPsync considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are expensed as incurred.

Page - 16

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and expenses for the three months ended September 30, 2008, and 2007, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)           Development Stage Activities and Going Concern

COPsync is currently in the development stage, and has no operations.  Originally, the business plan of COPsync was to develop a commercial application of a prototype utilizing the design in a patent pending of a “two-foot operated mouse” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands. However, as of September 30, 2008, the COPsync discontinued this business plan to focus on developing software that will not only enhance productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

On November 28, 2006, COPsync entered into an Invention Assignment Agreement (“Invention Agreement”) with IdeaPlus Ltd. (“IdeaPlus”), an Israeli company located in Ramat Gan, Israel, whereby COPsync acquired from IdeaPlus all of the right, title and interest in the invention known as the “Two-foot Operated Mouse” (the “Invention”) for consideration of $10,000.  Subsequently, the invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. As of September 30, 2008, the Company discontinued the patent and expensed it in the current period.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of COPsync as a going concern.  COPsync has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of September 30, 2008, the cash resources of COPsync were insufficient to meet its current business plan, and COPsync had negative working capital.  These and other factors raise substantial doubt about COPsync’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of COPsync to continue as a going concern.

(3)           Patent Pending

On November 28, 2006, COPsync entered into an Invention Agreement with IdeaPlus, an Israeli company located in Ramat Gan, Israel, whereby COPsync acquired from IdeaPlus all of the right, title and interest in the invention known as the Invention for consideration of $10,000.  Under the terms of the Invention Agreement, COPsync was assigned rights to the Invention free of any liens, claims, royalties, licenses, security interests, or other encumbrances.  IdeaPlus initially obtained the Invention directly from the inventor.  Neither IdeaPlus nor the inventor of the Invention is an officer or director of COPsync, or an investor or promoter of such.  Subsequently, the Invention became the subject of United States Patent Application 11/614,150 which was filed with the United States Patent and Trademark Office on December 21, 2006. The historical cost of obtaining the Invention and filing for the patent has been capitalized by COPsync, and amounted to $15,560.  As of September 30, 2008, the Company discontinued the patent and expensed it in the current period.

Page - 17

(4)           Loans from Related Parties

During the year ended December 31, 2007, loans from related parties – former Directors and stockholders, representing working capital advances from two former Directors who are also stockholders of COPsync, amounting to $39,800, were paid in full.

As of September 30, 2008, the Chief Executive Officer loaned the company $18,000 and paid expenses on the Company’s behalf of $6,409. As of September 30, 2008, the Company owed this officer $24,409.

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

Page - 18

(7)           Related Party Transactions

As described in Note 4, during the year ended December 31, 2007, COPsync paid $39,800 to two individuals who were former Directors, officers, and principal stockholders of COPsync for working capital loans.

As of September 30, 2008, the Chief Executive Officer loaned the company $18,000 and paid expenses on the Company’s behalf of $6,409. As of September 30, 2008, the Company owed this officer $24,409.

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

(9)           Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2008, and 2007 was as follows (assuming a 23% effective tax rate):

COPsync had deferred income tax assets as of September 30, 2008, as follows:

COPsync provided a valuation allowance equal to the deferred income tax assets for the six months ended September 30, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

Page - 19

As of September 30, 2008, COPsync had approximately $1,511,651 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

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

Page - 20

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

Page - 21

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

Page - 22

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

COMPANY DESCRIPTION

PostInk has developed the first integrated software product COPsync, which provides a real-time, nationwide information sharing network for all law enforcement officers. COPsync, Inc. is the only Law Enforcement software provider to have full information sharing networking available to all subscribing agencies at the point of incident via Laptop Computer or Handheld devices. It is the Company’s mission that the all Law Enforcement officers of the future will be armed, in REAL TIME, with the critical information necessary to protect the public and themselves.  COPsync, Inc. currently has over 3600+ Police Officers committed to utilize COPsync™. Beta testing is complete and COPsync™ is available for general release, as a result the number of committed officers will rapidly grow.

As of September 30th, COPsync™ had successfully submitted, processed and relayed over 19,800 officer initiated information requests. On average, COPsync™ is returning results to mobile users in less than 5 seconds, well within the 32 second average set forth by the NCIC 2000 standards for mobile clients. COPsync, Inc. continues to garner support from Law Enforcement agencies; during the past quarter 32 additional agencies expressed interest and gave their commitment to utilize COPsync™ in their respective agencies. COPsync, Inc. must obtain funding to establish a favorable balance sheet to implement the existing contracts with 116 Law Enforcement agencies currently subscribed to COPsync™.

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

COPSYNC™ SOFTWARE

COPsync™ provides an innovative and open architecture software platform. Most software vendors in this space continue to maintain and support closed architecture systems with archaic methodologies related to providing information to the officer on the street and interagency information sharing

During this quarter, the 2.3 and 2.4 versions of COPsync were released, Windows Vista Compatibility Testing was completed, and an enhanced Location Search module to search Civil Process records was released.  Reports can now be opened directly from this module. COPsync™ now provides a visual and audible alert whenever a warning message comes back in a return from a TLETS query.  Officers now get alerted for stolen vehicle, registered sex offenders, officer safety alerts, wanted persons, and much more.

Page - 23

Additionally, the Company reworked and vastly improved the interface for handling additional occupants during a Traffic Stop and added the capability to import an officer's signature into the system and print the signature on appropriate forms. We updated the Crash Report to support the new version put out by the Texas Department of Transportation and added the ability to open, directly from COPsync, the Texas Department of Transportation’s instructions for Crash Reporting.

Further improvements during the quarter included, adding a Field Interview module which allows officers to track interactions with the public even when a violation may not have occurred. The Company added the ability to print a Lab Submission Form from the Offense Report as well as adding the ability to archive reports that may not be escalated through the approval process. COPsync enhanced Civil Process to allow “Writ Of Possessions” to import Information from the Corresponding Served Eviction Citation, enhanced User Profile search to display information and allow for more filtering options, and added Export & Print functionality to Field Interview. Additionally we added ability to specify multiple “Consent to Searches” in the Offense Report, and added the ability to archive reports that may not be escalated through the approval process.

GRANTS AND FUNDING

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

During this time frame, Copsync, inc. also rolled out and modified the Copsync Technology Assistance Program.  The CTAP assists agencies in by providing various forms of financing assistance in order to expedite the agency “going live” with the Copsync software suite. In addition to CTAP, we have continued our pursuit of federal and state funding through grants, including, but not limited to the Border Security Equipment and Technology (BSET) grant and the Criminal Justice Planning Fund sponsored by the East Texas Council of Governments.

During the third quarter, we continued processing grant applications for the Border Security Equipment and Technology (BSET) Grant.  This grant is only for those agencies participating in border security operations such as Operation Border Star.  A large percentage of our client agencies are located in counties eligible to apply for these funds.  In February of this year the company met with the head of Texas Homeland Security and a representative from Texas Border Security Operations.  Both representatives recommended COPsync to agencies along the Texas/Mexico border.  The BSET Grant is one of the methods of acquiring funds to support border security operations under Texas Homeland Security and Texas Border Security Operations.

As a result of our efforts, the Live Oak County Sheriff’s Office was awarded $117,196 under the BSET Grant.  Work on the BSET Grant is ongoing and will continue into the fourth quarter. Our office also began processing applications for the 2008 Homeland Security Grant Program (HSGP) for all of our eligible clients in the East Texas Council of Governments.  The 2008 HSGP provides federal funding to be used for projects that support the 12 homeland security investments approved by the US Department of Homeland Security (DHS).  The work on these applications is ongoing and will continue into the fourth quarter.

SALES & MARKETING

Copsync, inc. has been very active in sales and marketing during the third quarter of 2008.  Beginning with the Sheriff’s Association of Texas Training Seminar that took place in San Antonio, Texas in July, which generated over Fifty different Sheriffs requesting additional information, in the form of Demonstrations of our software.  COPsync, Inc. is poised to rapidly expand in the trillion Dollar Law Enforcement, Emergency Service and Fire District profession. This growth can be quickly realized leveraging Homeland Security grant initiatives. COPsync, Inc. will see this growth through the culmination of technology and strategic partnerships with marquee corporations.

(a) Plan of Operation

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

Page - 24

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No.  133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

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

Page - 25

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

Revenue in the three months ended September 30, 2008 was $6,450 compared to $nil for the nine months ended September 30, 2007, no change.

General and administrative expenses for the three months ended September 30, 2008 $7,874 compared to $28,044 for the nine months ended September 30, 2007, an decrease of $20,170 due to a decrease in private placement offering related expense from 2007.

The Company recorded a provision for federal and state income taxes of $nil for the three months ended September 30, 2008 compared to $nil for the nine months ended September 30, 2007.

Liquidity and Capital Resources.
As of September 30, 2008 the current assets exceeded the current liabilities by $1,083,971. During the period ended September 30, 2008 and through April 25, 2008, the Company issued a total of 25,000,005 restricted shares of common stock for the acquisition of PostInk Technology LP.

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

Page - 26

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 27

PART II - OTHER INFORMATION

 ITEM 1 Legal Proceeding .
None.

ITEM 1A. Risk Factors.
Not applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds .

During the period ended September 30, 2008, the Company issued a total of 1,317,000 shares of restricted common stock in a private placement with net proceeds of $596,800 received by the Company.

ITEM 3 Defaults upon Senior Securities.
None.

 ITEM 4 Submissions of Matters to a Vote of Security Holders.
None.

 ITEM 5 Other Information.
None.

 ITEM 6 Exhibits.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008	By /s/ Russell Chaney
Russell Chaney
Chief Executive Officer

Page - 28