Form 10-Q/A
period 2008-09-30
COPsync, Inc.
filed 2008-12-03
CIK 1383154

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

Indicate by check mark whether the registrant :
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
As of September 30, 2008, the issuer had 44,132,935 shares of its common stock issued and outstanding.

Page - 1

COPSYNC, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Balance Sheet at September 30, 2008

Statement of Operations for the three and nine months ended September 30, 2008 and 2007

Statement of Cash Flows for the nine months ended September 30, 2008

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

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

COPSYNC, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007

Financial Statements-
Balance Sheet as of September 30, 2008 and December 31, 2007	F-1 - F-2
Statements of Operations for the Three Months and Nine Months Ended	F-3
September 30, 2008, and 2007, and Cumulative from Inception
Statements of Cash Flows for the NineMonths Ended	F-4
September 30, 2008, and 2007, and Cumulative from Inception
Notes to Financial Statements September 30, 2008, and 2007	F-5

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

   Unaudited Interim Financial Statements

COPsync’s interim financial statements as of September 30, 2008, and for the nine months ended September 30, 2008, and 2007, and cumulative from inception are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly COPsync’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the nine months ended September 30, 2008, and 2007, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to COPsync’s audited financial statements contained in its 10-KSB as of December 31, 2007, for additional information, including significant accounting policies.

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2008, and 2007.

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

Computer hardware                                                                3 years
Computer software                                                                3 years
Fleet vehicles                                                                          5 years
Furniture and fixtures                                                            5-7 years

Depreciation expense on property and equipment was $18,410 and $5,716 for the nine months ended September 30, 2008, and 2007, respectively.

   Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design, and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs amounted to $1,627,335 as of September 30, 2008, and December 31, 2007. These costs have been amortized because revenue generating activities have commenced. The amortization expense in the capitalized software cost was $45,204 for the nine months ended September 30, 2008. During the year ended December 31, 2006, and during the period from inception on October 23, 2005, through December 31, 2005, various partners contributed services of $483,328, which were capitalized to software development costs.

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

    Impairment of Long-Lived Assets

COPsync evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  For the nine months ended September 30, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

On April 25, 2008, COPsync entered into a share exchange agreement and a plan of Share Exchange with PostInk Technology LP (“PostInk”) (the “Share Exchange Agreement”) by and among PostInk Technology, LP and RSIV, LLC (collectively “POST”) for 100% interest of POST. Upon closing date, COPsync issued 25,000,005 shares (post forward stock split) of its common stock and 100,000 shares of its Series A Preferred Shares in exchange for 100% of POST. COPsync also cancelled 29,388,750 shares (post forward stock split) of its common stock. COPsync and POST also agree to issue cashless warrants exercisable at $0.01 per share to POST shareholders for 75,000,000 shares (post forward stock split) of COPsync’s common stock.

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

(9)           Income Taxes

The provision (benefit) for income taxes for the three months ended September 30, 2008, and 2007 was as follows (assuming a 23% effective tax rate):

COPsync had deferred income tax assets as of September 30, 2008, as follows:

COPsync provided a valuation allowance equal to the deferred income tax assets for the nine months ended September 30, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

Page - 19

As of September 30, 2008, COPsync had approximately $1,793,270 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in various years through the year 2027.

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

COMPANY DESCRIPTION

COPsync has developed the first integrated software product COPsync, which provides a real-time, nationwide information sharing network for all law enforcement officers. COPsync, Inc. is the only Law Enforcement software provider to have full information sharing networking available to all subscribing agencies at the point of incident via Laptop Computer or Handheld devices. It is the Company’s mission that the all Law Enforcement officers of the future will be armed, in REAL TIME, with the critical information necessary to protect the public and themselves.  COPsync, Inc. currently has over 3600+ Police Officers committed to utilize COPsync™. Beta testing is complete and COPsync™ is available for general release, as a result the number of committed officers will rapidly grow.

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

Comparison of the three months ended September 30, 2008 and 2007
Revenue in the three months ended September 30, 2008 was $6,450 compared to $nil for the three months ended September 30, 2007.

General and administrative expenses for the three months ended September 30, 2008 was $7,874 compared to $28,044 for the three months ended September 30, 2007, a decrease of $20,170 due to a decrease in private placement offering related expense from 2007.

The Company recorded a provision for federal and state income taxes of $nil for the three months ended September 30, 2008 compared to $nil for the three months ended September 30, 2007.

Comparison of the nine months ended September 30, 2008 and 2007
Revenue in the nine months ended September 30, 2008 was $6450 compared to $nil for the nine months ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2008 was $122,783 compared to  $109,832 for the nine months ended September 30, 2007, an increase of $12,951.

Liquidity and Capital Resources.
As of September 30, 2008 the current liabilities exceeded the current assets by $ 533,672. During the period ended September 30, 2008, the Company issued a total of 25,000,005 restricted shares of common stock for the acquisition of PostInk Technology LP.

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