Form 10-K
period 2008-12-31
COPsync, Inc.
filed 2009-04-15
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

333-140320
(Commission File Number)

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-0513637
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2010 FM 2673 Canyon Lake, Texas 78133
(Address of principal executive offices)

(830) 964-3838
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                                                                    Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check is a smaller reporting company)                                                                                                                          Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2008, based on the $0.00 per share closing price for our common stock on the OTC Bulletin Board, was $0.00.

The number of shares of the registrant’s common stock outstanding as of March 31, 2009 was 120,323,001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.  Such forward-looking statements may be contained in the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report.  We do not intend, and undertake no obligation, to update any forward-looking statement.

ITEM 1.	BUSINESS

Overview

Since January 2005, when our predecessor, PostInk Technology, LP, a Texas limited partnership, was formed, we have primarily been a provider of software designed to enhance productivity and quality of work of the public safety community.  Effective April 25, 2008, we completed a share exchange with our predecessor.  In the share exchange, the owners of our predecessor acquired beneficial ownership of approximately 61% percent of our outstanding common stock.  In addition, in connection with the share exchange, we changed our name from Global Advance Corporation to COPsync, Inc.  As a result of the share exchange, for financial accounting purposes, we treated the share exchange as a purchase of our company by our predecessor.  Therefore, we have presented the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the share exchange presented in this prospectus.

We were incorporated in Delaware on October 23, 2006.  Prior to the share exchange, our business plan was to develop a commercial application of a prototype utilizing the design in a patent pending “two-foot operated mouse,” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands.  We discontinued this business plan as of September 30, 2008.  We began to focus on the business of our predecessor to develop software that would not only enhance productivity and quality of work, but creates a safer work environment, for the public safety community by developing the first real-time, nationwide public safety information sharing network.

We believe that we have developed the first integrated software product, COPsync, which provides a real-time, nationwide information sharing network for all law enforcement officers.  We also believe that we are the only law enforcement software provider to have full information sharing networking available to all subscribing agencies at the point of incident via a laptop computer or handheld devices.  It is our mission that, in the future, all law enforcement officers will have access to, in real time, the critical information necessary to protect the public and themselves.  We currently have over 3600 police officers committed to utilizing our product.  Beta testing is complete and our product is available for general release.  We began generating license fee revenue from our product in the third quarter of 2008.

As of December 31, 2008, our product had successfully submitted, processed and relayed over 28,100 officer initiated information requests.  On average, our product is returning results to mobile users in less than five seconds, well within the 32 second average set forth by the NCIC 2000 standards for mobile clients.  We continue to garner support from law enforcement agencies.   In 2008, 119 agencies expressed interest and indicated that they would utilize our product in their respective agencies.  However, we must obtain additional funding to establish the cash resources necessary to implement our business plan.

Law enforcement agencies and associations at the federal, state and local levels are pushing information sharing initiatives.  Global Justice XML standards were developed and have been published by the United States federal government since 1997.  To date, interoperability between law enforcement agencies in the United States does not appear to exist.  We believe that this failure is directly related to software vendors that have remained focused on their existing methods of doing business, including proprietary development, which does not focus on global information sharing.  We strive to fulfill the interoperability role through the deployment of our product, which is an overlay product to existing technologies that can be deployed without jeopardizing existing vendor relationships.  Our method of data integration will bring existing vendors into compliance with federal mandates established after 9/11.

Our Product

Our COPsync product provides an innovative and open architecture software platform. Most software vendors in this space continue to maintain and support closed architecture systems with archaic methodologies related to providing information to the officer on the street and interagency information sharing.

During the third quarter of 2008, we released the 2.3 and 2.4 versions of COPsync, completed Windows Vista® compatibility testing, and released an enhanced location search module to search civil process records.  Reports can now be opened directly from this module.  Our product now provides a visual and audible alert whenever a warning message comes back in a return from a TLETS (Texas Law Enforcement Telecommunication System) query.  Officers using our product can get alerted for stolen vehicle, registered sex offenders, officer safety alerts, wanted persons and much more.

Additionally, we reworked and vastly improved the interface for handling additional occupants during a traffic stop and added the capability to import an officer's signature into the system and print the signature on appropriate forms.  We updated the crash report to support the new version put out by the Texas Department of Transportation and added the ability to open, directly from our product, the Texas Department of Transportation’s instructions for crash reporting.

Further improvements during the year ended December 31, 2008 included, adding a field interview module, which allows officers to track interactions with the public even when a violation may not have occurred.  We added the ability to print a lab submission form from the offense report, as well as adding the ability to archive reports that may not be escalated through the approval process.  We enhanced civil process to allow “Writ Of Possessions” to import information from the corresponding served eviction citation, enhanced user profile search to display information and allow for more filtering options, and added export and print functionality to our field interview function.  Additionally we added the ability to specify multiple “Consent to Searches” in the offense report.

Agency Grants and Funding

We have been approved by the Criminal Justice Division of the Office of Governor of Texas to utilize government provided funding and Homeland Security funds for the integration and implementation of our technology in law enforcement agencies. We believe that no other competing software vendors have qualified for information sharing grants.  These grant programs currently maintain billions of dollars to be utilized by law enforcement agencies for informational sharing purposes.  We have assisted more than 20 law enforcement agencies in drafting and submitting applications for various funding options during the past fiscal year, and will continue to assist agencies in the future with their capital needs.  We expect that grants of approximately $1,593,435 will result from these applications.

During this time frame, we also rolled out and modified our COPsync Technology Assistance Program (CTAP).  The CTAP assists agencies by providing various forms of financing assistance in order to expedite the agency “going live” with our software suite.  In addition to CTAP, we have continued our pursuit of federal and state funding for agencies through grants, including, but not limited to the Border Security Equipment and Technology (BSET) grant and the Criminal Justice Planning Fund, sponsored by the East Texas Council of Governments.

During 2008, we continued processing grant applications for the Border Security Equipment and Technology (BSET) grant.  This grant is only for those agencies participating in border security operations, such as Operation Border Star.  A large percentage of our client agencies are located in counties eligible to apply for these funds.  In February of 2008, we met with the head of Texas Homeland Security and a representative from Texas Border Security Operations Center.  Since this meeting, we have seen increased interest in our product from agencies along the Texas/Mexico border.  The BSET grant is one of the methods of acquiring funds to support border security operations under Texas Homeland Security and Texas Border Security Operations.

As a result of our efforts, the Live Oak County Sheriff’s Office was awarded $117,196 under the BSET grant.  Work on the BSET grant is ongoing and will continue into 2009. Our office also began processing applications for the 2008 Homeland Security Grant Program (HSGP) for all of our eligible clients in the East Texas Council of Governments.  The 2008 HSGP provides federal funding to be used for projects that support the 12 homeland security investments approved by the U.S. Department of Homeland Security (DHS).  Our work on these applications is ongoing and will continue into 2009.

Sales and Marketing

We have been active in sales and marketing during 2008, beginning with the Sheriff’s Association of Texas training seminar that took place in San Antonio, Texas in July.  That seminar generated over 50 different requests for additional information, in the form of demonstrations of our software, from attending Sheriff’s.  We are poised to expand into the law enforcement, emergency service and fire district profession, which we believe to be a trillion dollar market nationwide.  We believe that growth in this sector can be realized by leveraging Homeland Security grant initiatives discussed above. We hope to see this growth through the culmination of technology and strategic relationship with marquee corporations.

Research and Development

We have devoted a large amount of our resources to developing the software that is included in our product.  We capitalized software development costs of approximately $1,627,000 in the year ended December 31, 2007 and approximately $564,000 in the year ended December 31, 2008.

Competition

We believe that we have developed the first integrated software product that provides a real-time, nationwide information sharing network for all law enforcement officers. We also believe that we are the only law enforcement software provider to have full information sharing networking available to all subscribing agencies at the point of incident via a laptop computer or handheld devices.  Other law enforcement software providers compete with us in various aspects of the areas covered by our product.  We believe that the market for law enforcement software is fragmented, with no dominant providers.  Some of our current competitors may have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do.

Intellectual Property

We rely, and intend to rely, on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our product.  We are considering registering various trademarks relating to our business.  We have not filed any patent applications for inventions related to our business.  As a result, our competitors may be able to replicate our products and more effectively compete with us.

Employees

We had 14 full-time employees as of March 31, 2009, a substantial majority of whom are non-management personnel.  We had no part time employees.  None of our employees are represented by a labor union.  We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

Government Regulation

Our business is subject to regulation by various federal and state governmental agencies. Such regulation includes the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.  In addition, our customers and potential customers are all governmental entities.  As a result, their ability to purchase our product could be subject to governmental regulation at the federal state and local levels.

ITEM 1A.                      RISK FACTORS

There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

RISK FACTORS RELATING TO OUR COMMON STOCK

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock.  We will pay dividends in the future at the discretion of our board of directors.  We are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 500,000,000 shares of common stock and 1,000,000 shares of  series A  preferred stock authorized for issuance.  As of March 31, 2009, we had 379,676,999 shares of common stock and 900,000 shares of the series A preferred stock available for issuance.  We have reserved 15,264,800 shares for issuance upon the exercise of outstanding warrants, and 9,000,000 shares for issuance upon conversion of outstanding convertible notes.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

We are controlled by our management and other related parties.

As of March 31, 2009, the founders of our predecessor, including Russell Chaney, our chief executive officer, and Share Rapp, our president, and their affiliates, owned over 60.0% of the outstanding shares of our common stock.  An affiliate of Mr. Chaney and Mr. Rapp is also entitled to 100,000 shares of our Series A preferred stock, which would convert into shares of our common stock at a ratio of 750 to one, with voting rights reflecting the conversion ratio.  While the founders of our predecessor have no agreement, arrangement or understanding relating to the voting of their shares, they will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, Mr. Chaney and Mr. Rapp will be in a position to greatly influence the election of our board of directors, and thus control our affairs.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is listed on the Over-the-Counter Bulletin Board market, which is viewed by most investors as a less desirable, and less liquid, marketplace.  There was no active public market for our common stock prior to July 1, 2008.  Since that date, trading in our common stock has been somewhat limited.  There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act.  Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share.  Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

•	make an individualized written suitability determination for the purchaser; and

•	receive the purchaser’s written consent prior to the transaction.

The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market.  Such requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market.  For all of these reasons, an investment in our equity securities may not be attractive to potential investors.

Our stock could be subject to volatility.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our quarterly and annual results;

•	changes in market valuations of companies in our industry;

•
announcements by us or our competitors of new strategies, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that may affect our prospects;

•	shortfalls in our operating results from levels forecasted by securities analysts;

•	additions or departures of our key personnel;

•	sales of our capital stock in the future;

•	liquidity or cash flow constraints; and

•	fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile companies pursuing untested strategies.

RISK FACTORS RELATING TO OUR OPERATIONS

We cannot predict our future results because we have a very limited operating history.

We were incorporated in October 2006.  Our predecessor was formed in January 2005.  To date, we have only realized limited licensing revenues from operations.  Given our limited operating history, it will be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as an early stage company. These uncertainties include:

•	our ability to market and sell our new software product for a profit, if at all;

•	our ability to recruit and retain skilled personnel; and

•	our unproven and evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

We are currently in the development stage and have had minimal operations, with operating losses, and as a result, our auditors’ report contains a statement that our lack of operations and limited working capital raise substantial doubt about our ability to continue as a going concern.

We are currently a development stage company, with limited operations.  We have incurred operating losses since our inception, including net losses of $630,850 and $566,810 for the years ended December 31, 2008 and 2007, respectively, and we expect to continue to incur losses for the foreseeable future.  As of December 31, 2008, we had an accumulated deficit of $1,642,816, cash and cash equivalents of $209,378 and a working capital deficit of $295,708.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as contributions of capital to our predecessor.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

As a result, our independent certified public accountants have stated in their report included elsewhere in this report that we have minimal operations and limited working capital that raise substantial doubt about our ability to continue as a going concern.  This going concern paragraph could adversely impact our future financing activities and our ability to sell our products, and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our products or lost sales.

Because our software products and the environments in which they operate are complex, our software may contain errors that can be detected at any point in their lifecycle.  While we continually test our products for errors, errors in our products may be found in the future even after our products have been commercially introduced.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation.  Additionally, because our products support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel.  The loss of the services of our executive officers or other key employees could adversely affect our business.  Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.  Because our common stock is not traded on a recognized national market, we may have a more difficult time in attracting and retaining the employees we need.  Moreover, we do not have “key person” life insurance policies covering any of our employees.

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace.  In particular, we believe that our future success is highly dependent on Russell Chaney, our chief executive officer, and Shane Rapp, our president.  If Mr. Chaney, Mr. Rapp or other key members of our management team leaves our employment, our business could fail, and the share price of our common stock would likely decline.  Although we have entered into an employment agreement with both Mr. Chaney and Mr. Rapp, either may voluntarily terminate his services at any time.

World events outside of our control may negatively affect our operations and financial condition.

World events beyond our control, such as the current global recession, the terrorist attacks on the United States on September 11, 2001, and the continuing response of the United States to these attacks, as well as the threat of future terrorist attacks, continue to cause uncertainty in the world financial markets and may affect our business, results of operations and financial condition.  The current conflicts in Iraq and Afghanistan and the potential of conflict with Iran and other rogue states may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets.  These uncertainties could also have a material adverse effect on our ability to obtain additional financing on acceptable terms, if at all.

World events may also negatively affect our operations and financial condition.  Future terrorist attacks or other events could result in increased volatility of the financial markets in the United States and globally, and could result in an economic recession in the United States or the world.  Any of these occurrences could have a material adverse impact on the value of broadcasting properties, including our interests in such properties.

Our management has determined that there was a material weakness in our internal control over financial reporting as of December 31, 2008 and, therefore, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2008, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2008.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of December 31, 2008, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out by a small group of individuals, our principal financial officer did not have a financial background and we did not have an audit committee to monitor and review the work performed.  The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.  As a result, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis in the future.

Because we do not have an audit or compensation committee, stockholders must rely on the entire board of directors, only two members of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  All of the functions of the audit committee and the compensation committee are currently performed by the board of directors as a whole.  None of our two directors are considered independent.  Thus, there is a potential conflict in that board members who are part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that our predecessor did not incur as a private company.  We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission.  We expect these rules and regulations to increase legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which we do not currently have, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs than desired to obtain coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

        ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties consist of (i) our headquarters located in a facility leased from our Chief Executive Officer (approximately 3,700 square feet) at 2010 F.M. 2673, Canyon Lake, Texas 78133, and (ii) another facility leased from a third party (approximately 3,000 square feet) at 2045 F.M. 2673, Canyon Lake, Texas 78133.  Both facilities are subject to short term leases.  We believe that our present facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims against us arising out of our operations in the normal course of business.  At this time, we are not involved in any legal proceedings that our management currently believes would be material to our business, financial condition or results of operations.  To the extent we become involved in any such litigation, we could be forced to incur material expenses with respect to those legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock began being quoted on the Over-the-Counter Bulletin Board under the symbol “COYN” on July 1, 2008.

Prior to July 1, 2008, our common stock did not trade.  The following table shows the high and low daily closing sale prices per share of our common stock on the Over-the Counter Bulletin Board for each quarterly period since our common stock began trading on July 1, 2008.

	Price Range
Quarter Ending	High	Low
September 30, 2008	$1.35	$1.00
December 31, 2008	1.20	0.25
March 31, 2009	0.60	0.06

As of March 31, 2009, there were approximately 84 holders of record of our common stock, and the closing price on the OTC Bulletin Board as of March 31, 2009 was $0.25.

We have never declared or paid a dividend on our common stock.  The declaration of all dividends is within the discretion of our board of directors, which will review our dividend policy from time to time.  Our board may determine to retain earnings to finance the growth and development of our business.

Equity Compensation Plan Information

As of December 31, 2008, we did not have any compensation plans under which our equity securities were authorized for issuance.

Recent Sales of Unregistered Securities

In October 2008, we issued a total of 1,767,000 shares of our common stock to certain accredited investors for $0.40 per share, or a total of $706,800, in cash.  The issuance of the shares of our common stock was exempt from registration under the Securities Act, pursuant to Section 4(2) of that act and Regulation D promulgated by the Securities Exchange Commission.

In November 2008, we issued a total of 74,423,069 shares of our common stock to our existing security holders upon the exercise of warrants.  The issuance of the shares was made upon cashless exercise of the warrants.  The issuance of the common stock upon exercise of the existing warrants was exempt from registration under the Securities Act pursuant to Section 3(9) of that act.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this report.

The information contained below may be subject to risk factors.  We urge you to review carefully the section “Risk Factors” above under Item 1A for a more complete discussion of the risks associated with an investment in our securities.  See “Special Note on Forward-Looking Statements and Risk Factors” above under Item 1.

Executive Overview

Since January 2005, when our predecessor, PostInk Technology, LP, a Texas limited partnership, was formed, we have primarily been a provider of software designed to enhance productivity and quality of work of the public safety community.  Effective April 25, 2008, we completed a share exchange with our predecessor.  In the share exchange, the owners of our predecessor acquired beneficial ownership of approximately 87 percent of our outstanding common stock.  In addition, in connection with the share exchange, we changed our name from Global Advance Corporation to COPsync, Inc.  As a result of the share exchange, for financial accounting purposes, we treated the share exchange as a purchase of our company by our predecessor.  Therefore, we have presented the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the share exchange presented in this prospectus.

We were incorporated in Delaware on October 23, 2006.  Prior to the share exchange, our business plan was to develop a commercial application of a prototype utilizing the design in a patent pending “two-foot operated mouse,” which is a device intended to provide alternate access to all computer-related mouse functionality through the use of one’s feet, rather than one’s hands.  We discontinued this business plan as of September 30, 2008.  We began to focus on the business of our predecessor to develop software that would not only enhance productivity and quality of work, but creates a safer work environment, for the public safety community by developing the first real-time, nationwide public safety information sharing network.

Critical Accounting Policies and Estimates

Accounting Method

Our financial statements are prepared using the accrual method of accounting.  We have elected a December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvement are capitalized, while ordinary maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undercoated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware	3 years
Computer software	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Software Development Costs

We capitalize software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  We determine technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved.  Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product.

Fair Value of Financial Instruments

The fair value of our assets and liabilities approximate the carrying value based on their effective interest rates compared to current market prices.

Revenue Recognition

We are in the development stage and just recently began to realize licensing revenues from operations.  We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, we recognize revenue related to licensing fees when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. We maintain a valuation allowance with respect to deferred tax assets.

We establish a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as us generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

On January 1, 2007, we adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, we performed a review of our material tax positions in accordance with and measurement standards established by FIN 48.  At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2007 or 2008.  We also estimate that the unrecognized tax benefit will not change significantly within the next twelve months.

As we have significant net operating loss carry forwards, even if certain of our tax positions were disallowed, it is not foreseen that we would have to pay any taxes in the near future.  Consequently, we do not calculate the impact of interest or penalties on amounts that might be disallowed.

We file income tax returns in the U.S. federal and Texas jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local tax authorities for years before 2002.

From inception through December 31, 2008, we incurred net losses and, therefore, had no tax liability.   The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carryforward is approximately $1,643,000 at December 31, 2008, and will expire in the years 2026 through 2028.

Basic and Fully Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures.  Common stock equivalents, totaling 8,400,000 shares pursuant to the convertible debentures, have not been included because they are anti-dilutive.

Results of Operations

Net Sales

Revenues for the year ended December 31, 2008 was $3,598, compared to $0 for the year ended December 31, 2007.  This increase was due to the release of our product for licensing in the third quarter of 2008.

Operating Expenses

Total operating expenses for the year ended December 31, 2008 was $609,428, compared to $566,810 for the year ended December 31, 2007.  This increase was due to an increase in depreciation and amortization, primarily because of an increase in capitalized software development costs, professional fees, as a result of becoming a publicly reporting company in April of 2008, and other general and administrative expenses, which was partially offset by a decrease in salaries and wages.

Other Income (Expense)

Other expense for the year ended December 31, 2008 was $24,513, compared to other expense of $114 for the year ended December 31, 2007.  This increase was due primarily to an increase in interest expense.

Liquidity and Capital Resources

As of December 31, 2008, we had $209,378 in cash and cash equivalents, compared to $2,772 as of December 31, 2007.  The increase was due primarily to cash in the amount of $706,800 received for the issuance of common stock in October 2008.  On December 31, 2008, we had a working capital deficiency of $295,708, compared to a deficit of $95,107 on December 31, 2007.  The increase in the deficiency was due primarily to an increase in convertible notes payable, which was offset by the increase in cash.

In 2008, we used $512,751 in net cash from operating activities, primarily due to our net loss, compared to $528,150 used in operating activities in 2007.  In 2008, we also used $592,433 in investing activities, compared to $197,451 used in 2007.  The increase was primarily due to increased software development costs.  In the year ended December 31, 2008, we had $1,311,790 in net cash from financing activities, compared to $631,709 in cash from financing activities in 2007.  The increase was primarily due to cash received from the issuance of common stock and convertible notes in 2008.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157.  The adoption of SFAS 159 did not have a material impact on our results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  We do not expect the adoption of SFAS 141(R) to have a material impact on our results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted.  We do not expect the adoption of SFAS 160 to have a material impact on our results of operations, financial position, or cash flow.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS No. 161 to have a material impact on our results of operations, financial position, or cash flow.

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on our financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement will require no changes in our financial reporting practices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure.  We do not believe that we have any material exposure to interest rate risk.  We did not experience a material impact from interest rate risk during fiscal 2008.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data required by this item are set forth in Item 15(a) and begin at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within the 90 day period preceding the filing of this annual report on Form 10-K, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, our former management concluded that as of December 31, 2008, our disclosure controls and procedures, subject to the various limitations on effectiveness set forth below under the heading, “Limitations on the Effectiveness of Internal Controls,” were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2008, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2008.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of December 31, 2008, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out by a small group of individuals, our principal financial officer did not have a financial background and we did not have an audit committee to monitor and review the work performed.  The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

    ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Stockholders under the caption “Management- Directors, Executive Officers and Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our proxy statement for our 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our proxy statement for the our 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNT FEES AND SERVICES

Incorporated herein by reference to our proxy statement for the our 2009 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(1)           Consolidated Financial Statements:
(2)           Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

(3)            Management Contract or Compensatory Plan:

None of the Exhibits described on the Index to Exhibits is a management contract or compensatory plan.

(b)           Exhibits:

See Index to Exhibits.

(d)           Schedules:

See consolidated financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: April 15, 2009	By:	/s/ RUSSELL CHANEY
Russell Chaney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ RUSSELL CHANEY		April 15, 2009
Russell Chaney	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)
/s/ SHANE RAPP		April 15, 2009
Shane Rapp	President and Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Share Exchange Agreement dated April 25, 2008 by and between Global Advance Corp. and PostInk Technology LP. (Incorporated herein by reference to registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2008).

3.1	Certificate of Incorporation (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320).

3.2	Bylaws (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320).

3.3	Form of Common Stock Certificate (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32*	Section 1350 Certifications.
___________________

*	Filed herewith.

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CopSync, Inc.

We have audited the accompanying balance sheet of CopSync, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period from inception on January 3, 2005 through December 31, 2008 . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopSync, Inc. at December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and the period from inception on January 3, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that CopSync, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, CopSync, Inc. has suffered recurring losses from operations, has a working capital deficit and is dependent of financing to continue operations. These issues raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 14, 2009

COPSYNC, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,
	2008	2007

CURRENT ASSETS

Cash and cash equivalents (Note 2)	$209,378	$2,772

Total Current Assets	209,378	2,772

PROPERTY AND EQUIPMENT (Note 2)

Computer hardware	43,232	32,835
Computer software	16,669	5,300
Fleet vehicles	51,393	46,124
Furniture and fixtures	45,132	43,698

Total Property and Equipment	156,426	127,957
Less: Accumulated Depreciation	(67,402)	(48,991)

Net Property and Equipment	89,024	78,966

OTHER ASSETS

Software development costs, net (Note 2)	2,127,296	1,627,335
Lease security deposit	750	750
Patent costs	-	15,560

Total Other Assets	2,128,046	1,643,645

TOTAL ASSETS	$2,426,448	$1,725,383

The accompanying notes are an itnegral part of these consolidated financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2008	2007

CURRENT LIABILITIES

Accounts payable and accrued expenses	$77,633	$58,015
Note payable - related party (Note 5)	-	33,000
Convertible note payable - related party (Note 6)	420,000	-
Notes payable, current portion (Note 4)	7,453	6,864

Total Current Liabilities	505,086	97,879

LONG-TERM LIABILITIES

Notes payable (Note 4)	24,592	32,824

Total Long-Term Liabilities	24,592	32,824

Total Liabilities	529,678	130,703

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
1,000,000 shares authorized; 100,000 shares issued
and outstanding	10	10
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 120,273,001 shares
and 99,423,074 issued and outstanding, respectively	12,027	9,942
Additional paid-in-capital	3,527,549	2,597,201
Deficit accumulated during the development stage	(1,642,816)	(1,012,473)

Total Stockholders' Equity	1,896,770	1,594,680

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,426,448	$1,725,383

The accompanying notes are an integral part of these consoldiated financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

LICENSE FEE REVENUES	$3,598	$-	$3,598

OPERATING EXPENSES

Depreciation and amortization	82,414	20,554	131,405
Professional fees	117,414	21,058	163,876
Salaries and wages	206,873	397,926	891,686
Rent	28,175	28,710	85,393
Other general and administrative	174,552	98,562	373,263

Total Operating Expenses	609,428	566,810	1,645,623

LOSS BEFORE OTHER INCOME (EXPENSE)	(605,830)	(566,810)	(1,642,025)

OTHER INCOME (EXPENSE)

Interest income	1,199	392	17,626
Other income	-	-	7,801
Interest expense	(25,712)	(506)	(26,218)

Total Other Income (Expense)	(24,513)	(114)	(791)

NET LOSS	$(630,343)	$(566,924)	$(1,642,816)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC & DILUTED	112,669,755	99,423,074

The accompanying notes are an integral part of these consoldiated financial statements.

COPSYNC, INC
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit

Balance, December 31, 2006	100,000	$10	99,423,074	$9,942	$1,998,180	$(445,549)

Capital contributions	-	-	-	-	599,021	-

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(566,924)

Balance, December 31, 2007	100,000	10	99,423,074	9,942	2,597,201	(1,012,473)

Reverse merger adjustment (Note 1)	-	-	18,361,247	1,836	(1,836)	-

Common stock issued for cash in
private placements at $0.35 per share	-	-	771,680	77	270,011	-

Common stock issued for cash in
private placements at $0.40 per share	-	-	1,267,000	127	506,673	-

Common stock issued for cash in
private placements at $0.35 per share	-	-	398,571	40	137,505	-

Common stock issued in lieu of related
party notes payable at $0.35 per share	-	-	51,429	5	17,995	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(630,343)

Balance, December 31, 2008	100,000	$10	120,273,001	$12,027	$3,527,549	$(1,642,816)

The accompanying notes are an integral part of these consoldiated financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(630,343)	$(566,924)	$(1,642,816)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	82,414	20,554	131,405
Write-off of patent costs	15,560	-	15,560
Change in operating assets and liabilities:
Lease security deposit	-	-	(750)
Accounts payable and accrued expenses	19,618	18,220	67,598

Net Cash Used in Operating Activities	(512,751)	(528,150)	(1,429,003)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	(563,964)	(184,734)	(1,224,643)
Purchases of property and equipment	(28,469)	(12,717)	(116,426)

Net Cash Used in Investing Activities	(592,433)	(197,451)	(1,341,069)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	914,433	-	914,433
Payments on notes payable	(7,643)	(312)	(7,955)
Capital contributions	-	599,021	1,634,972
Payments on notes from related parties -
directors and stockholders	(15,000)	-	(15,000)
Proceeds received on notes and convertible notes	420,000	33,000	453,000
Loans from related parties - former directors and
stockholders	-	-	39,800
Payment of loans from related parties - former
directors and stockholders	-	-	(39,800)
Loan from third-party entity related to consultant	-	-	15,000
Repayment of loan from third-party entity related
to consultant	-	-	(15,000)

Net Cash Provided by Financing Activities	1,311,790	631,709	2,979,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206,606	(93,892)	209,378

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,772	96,664	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,378	$2,772	$209,378

The accompanying notes are an integral part of these consoldiated financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended		Cumulative
	December 31,		From
	2008	2007	Inception
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,160	$506	$3,666
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$-	$40,000	$40,000
Contribution of services - capitalized to software
development costs	$-	$-	$966,656
Common stock issued in lieu of notes payable	$18,000	$-	$18,000

The accompanying notes are an integral part of these consoldiated financial statements.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 1 -        NATURE OF ORGANIZATION

COPsync, Inc. (formerly, Global Advance Corporation) (“the Company”), which was incorporated on October 23, 2006 in Delaware, is in the development stage and has not commenced significant operations.  On March 20, 2008, the stockholders of the Company approved an amendment to the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc. This amendment was filed on April 24, 2008.

The Company operates as a software provider that not only enhances productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

On April 17, 2008, the Company amended its Articles of Incorporation to increase its authorized shares from 50,000,000 to 500,000,000, implement a 15-for-1 forward stock split, and authorize 1,000,000 Series A Preferred Stock, par value $0.0001. The accompanying consolidated financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

Effective April 25, 2008, the Company entered into a share exchange agreement with PostInk Technology, LP and RSIV, LLC (collectively “PostInk”) for 100% of the interests in PostInk. On the closing date, the Company issued 25,000,005 shares (post forward stock split) of its common stock, 100,000 shares of its Series A Preferred Shares, and warrants to purchase 74,423,069 shares (post forward stock split) of common stock, in exchange for 100% of PostInk.  The Company also cancelled 29,388,750 shares held by its existing stockholders.

The shares issued in the acquisition resulted in the owners of PostInk having operating control of the Company immediately following the acquisition, as PostInk exercises control over a majority of the Company’s shares.  Therefore, this acquisition has been accounted for in the accompanying consolidated financial statements as a reverse acquisition, with PostInk becoming a wholly-owned subsidiary of the Company.  These consolidated financial statements represent a continuation of PostInk, not COPsync, Inc. (formerly, Global Advance Corporation), the legal parent company.  PostInk is treated as the parent company for accounting purposes and COPsync, Inc. is the parent company for legal purposes. The historical financial statements presented are those of PostInk rather than COPsync, Inc.

NOTE 2 -        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

a.      Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.      Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

c.      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.      Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvement are capitalized, while ordinary maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware	3 years
Computer software	3 years	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Depreciation expense on property and equipment was $18,411 and $20,554 for the years ended December 31, 2008 and 2007, respectively.

e.      Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs, net of accumulated amortization, amounted to $2,127,296 and $1,627,335 at December 31, 2008 and 2007, respectively.

These costs were not amortized during 2007 because revenue generating activities have not yet commenced.  Amortization expense, however, for the year ended December 31, 2008 was $64,003.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

        f.     Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places its cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250,000.  The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2008 and 2007.

g.      Fair Value of Financial Instruments

The Company follows Statement of Financial Standard (“SFAS”) No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements.  Due to their short-term nature, the carrying value of the Company’s current financial assets and liabilities approximates their fair values.  The fair value of the Company’s borrowings, if recalculated based on current interest rates, would not significantly differ from the recorded amounts.

h.      Revenue Recognition

The Company is in the development stage and just recently began to realize licensing revenues from operations.  The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to licensing fees when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

i.      Income Taxes

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

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.      Income Taxes (Continued)

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

On January 1, 2007, the Company adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with and measurement standards established by FIN 48.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2007 or 2008.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company files income tax returns in the U.S. federal and Texas jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local tax authorities for years before 2002.

From inception through December 31, 2008, the Company had incurred net losses and, therefore, had no tax liability.   The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carryforward is approximately $1,643,000 at December 31, 2008, and will expire in the years 2026 through 2028.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.      Income Taxes (Continued)

The deferred tax asset and the valuation account are as follows at December 31, 2008 and 2007, respectively:

	December 31,
	2008	2007
NOL carryforward	$558,600	$344,300
Valuation allowance	(558,600)	(344,300)

Total	$-	$-

        The components of income tax expense are as follows for the years ended December 31, 2008 and 2007, respectively:

	2008	2007

Current income tax expense (benefit):
Federal	$-	$-
State	-	-

Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Valuation allowance	$(214,300)	$(192,800)
Net operating loss carryforward	214,300	192,800

Net deferred tax assets	-	-

Income tax provision	$-	$-

j.      Basic and Fully Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 8,400,000 shares pursuant to the convertible debentures, 15,264,800 shares pursuant to outstanding warrants, and 75,000,000 shares pursuant to the conversion of preferred shares, have not been included because they are anti-dilutive.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

j.      Basic and Fully Diluted Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2008 and 2007, respectively:

	For the Years Ended December 31,
	2008	2007

Net (loss) available to common shareholders	$(630,343)	$(566,924)

Weighted average shares	112,669,755	99,423,074

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

k. Newly Adopted Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated results of operations, financial position, or cash flow.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

k.	Newly Adopted Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 5” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated results of operations, financial position, or cash flow.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for under SFAS No. 133 and its related interpretations, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated results of operations, financial position, or cash flow.

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 2 -        SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

k.	Newly Adopted Pronouncements (Continued)

In May of 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement will require no changes in the Company’s financial reporting practices.

l.      Principles of Consolidation

The consolidated financial statements include the accounts of COPsync, Inc., and its wholly-owned subsidiary, PostInk Technology, LP.  All material intercompany accounts and transactions have been eliminated in the consolidation.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not currently established revenues significant enough to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of December 31, 2008, the cash resources of the Company were insufficient to meet its current business plan, the Company had negative working capital, and the Company must rely on continuing financing through the issuance of additional shares of common stock or alternative financing, in order to sustain operations.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 4 -       NOTES PAYABLE

Notes payable as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007

Notes payable to a financing company, interest at 8.25% per annum, payable in monthly installments of $818, matures in October 2012, secured by two vehicles.	$32,045	$39,688

Less: current portion	(7,453)	(6,864)

Long-term portion of notes payable	$24,592	$32,824

        Future principal payments on long-term debt.

For the Years Ending December 31,

2009	$7,453
2010	8,091
2011	8,785
2012	7,716
2013 and thereafter	-

Total	$32,045

NOTE 5 -        NOTE PAYABLE - RELATED PARTY

During December 2007, the Company received $33,000 pursuant to a promissory note from a shareholder/officer.  The amount was due on demand, non-interest bearing and unsecured.  During the year ended December 31, 2008, the Company issued a total of 51,429 shares of common stock, valued at $0.35 per share, in payment of $18,000 of this outstanding note payable.  The remaining $15,000 was paid back in cash during the year ended December 31, 2008.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 6 -        CONVERTIBLE NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.  Accrued interest on this note payable at December 31, 2008 totaled $22,552.

The convertible note has been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Pursuant to the terms of the convertible note, however, no beneficial conversion feature was recorded for the year ended December 31, 2008.

NOTE 7 -        STOCK TRANSACTIONS

During the year ended December 31, 2008, as previously explained, the Company issued a total of 25,000,005 shares of common stock, warrants to purchase 74,423,069 shares of common stock, and 100,000 shares of Series A preferred shares, pursuant to a share exchange agreement with PostInk for a 100% interest in PostInk.  These shares issued have been shown as a retroactive adjustment to the outstanding shares just prior to the acquisition, pursuant to reverse acquisition accounting.  In addition, in conjunction with the share exchange agreement, the Company also granted a total of 15,000,000 warrants to an individual to satisfy a debt previously held by the parent company, exercisable at $0.05 per share, which expire on April 1, 2012.

Also during the year ended December 31, 2008, the Company issued a total of 2,437,251 shares of common stock pursuant to various private placements at prices ranging from $0.35 to $0.40 per share, for total cash proceeds of $914,433.  Pursuant to these private placements, the Company also granted a total of 264,800 warrants, exercisable at $0.60 per share, which expire on March 1, 2010.  In addition, during the year ended December 31, 2008, the Company issued 51,429 shares of common stock in lieu of an outstanding note payable totaling $18,000, at $0.35 per share.

During the year ended December 31, 2007, the Company received capital contributions totaling $599,021.

NOTE 8 -        PREFERRED STOCK

Pursuant to the share exchange agreement previously discussed in Notes 1 and 7, the Company issued a total of 100,000 shares of Series A preferred stock.  Each share of preferred stock is convertible into 750 shares of common stock, and includes voting rights on a basis of 750 to 1.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 9 -        OUTSTANDING WARRANTS

As previously discussed, the Company granted 15,000,000 warrants to an individual, pursuant to the share exchange agreement, which warrants are exercisable at $0.05 per share, and expire on April 1, 2012.  In addition, pursuant to certain private placements at $0.40 per share, the Company also granted a total of 264,800 warrants to the investors, exercisable at $0.60 per share, which expire on March 1, 2010.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123R, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123R, no value was assigned to the warrants granted, thus no additional expense was recorded for the year ended December 31, 2008, under the Black-Scholes option pricing model.

The Company estimated the fair value of the stock warrants based on the following weighted average assumptions during 2008:

Risk-free interest rate	1.78%
Expected life	18 months
Expected volatility	25%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding warrants as of December 31, 2008 and the changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	-	n/a

Granted	15,264,800	$0.06

Exercised/Expired/Cancelled	-	n/a

Outstanding, end of period	15,264,800	$0.06

Outstanding, end of period	15,264,800	$0.06

As of December 31, 2008, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

15,000,000	$0.05	April 1, 2012
264,800	$0.06	March 1, 2010
15,264,800

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 10 -      COMMITMENTS AND CONTINGENCIES

Employment Agreements

Chief Executive Officer (CEO)

Effective January 1, 2008, the Company entered into an employment agreement with an employee of the Company to be its Chief Executive Officer (CEO) at $120,000 per annum.  However, effective April 1, 2008, the employee’s base salary was increased to $160,000 per annum.

Pursuant to the Company’s Stock and Long-Term Incentive Plan, the Company shall also grant the employee a nonqualified stock option to purchase up to 500,000 shares of the Company’s common stock upon completion of an anticipated “Initial Public Offering.”  The exercise price of such option shall be $0.10 or the closing price of the Company’s common stock, less 15%, on the date of the option exercise, whichever is less, subject to certain criteria.

Pursuant to the Company’s Stock and Long-Term Incentive Plan, the Company shall also grant the employee 200,000 shares of the Company’s common stock upon completion of an anticipated “Initial Public Offering,” subject to certain criteria.

The employee is also entitled to a 100% match of the employee’s semi-monthly contribution to the Company’s 401K program or comparable personal retirement program, effective immediately upon the 4th anniversary of the employment agreement.  The Company will also purchase and maintain at its expense term life insurance on the life of the employee in the face amount of $350,000 payable to the beneficiary or beneficiaries designated by the employee, contingent upon the employees’ insurability at no more than 150% of standard risk costs from a high quality insurance carrier.

The employee has agreed to forego the salary increase and obligation of Company’s 401K matching, as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain company as a viable ongoing concern.

President

Effective January 1, 2008, the Company entered into an employment agreement with an employee of the Company to be its President, continuing until January 1, 2015, at $70,000 per annum.  Effective April 1, 2008, the employee’s base salary was increased to $95,000 per annum.  Effective January 1, 2009, the employee’s base salary was increased to $115,000 per annum.

COPSYNC, INC.
Notes to Consoldiated Financial Statements
December 31, 008 and 2007

NOTE 10 -      COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

President (Continued)

Pursuant to the Company’s Stock and Long-Term Incentive Plan, the Company shall also grant the employee a nonqualified stock option to purchase up to 300,000 shares of the Company’s common stock upon completion of an anticipated “Initial Public Offering.”  The exercise price of such option shall be $0.10 or the closing price of the Company’s common stock, less 15%, on the date of the option exercise, whichever is less, subject to certain criteria.  Pursuant to the Company’s Stock and Long-Term Incentive Plan, the Company shall also grant the employee 175,000 shares of the Company’s common stock upon completion of an anticipated “Initial Public Offering,” subject to certain criteria.

The employee is also entitled to a 100% match of the employee’s semi-monthly contribution to the Company’s 401K program or comparable personal retirement program, effective immediately upon the 4th anniversary of the employment agreement.  The Company will also purchase and maintain at its expense term life insurance on the life of the employee in the face amount of $350,000 payable to the beneficiary or beneficiaries designated by the employee, contingent upon the employees’ insurability at no more than 150% of standard risk costs from a high quality insurance carrier.

The employee has agreed to forego the salary increase and obligation of Company’s 401K matching, as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain company as a viable ongoing concern.

NOTE 11 -      SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the following material subsequent events occurred:

1.	The Company raised an additional $120,000 through a convertible promissory note, convertible at $0.20 per share, which matures on March 31, 2011.

2.
The Company entered into an agreement with an advisory firm to assist the Company in raising additional capital.  Per the terms of the agreement, the advisory firm will receive a finders fee of $100,000 for the first phase of financing (up to $1,000,000), and $200,000 for the second phase of financing (up to $2,000,000).  In addition, the advisory firm is to receive cashless warrants to purchase up to 5,000,000 shares of common stock (done in tranches, based upon capital raised) at $0.20 per share for a five-year period, with anti-dilution protection.