Form 10-K/A
period 2008-12-31
COPsync, Inc.
filed 2009-04-30
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

333-140320
(Commission File Number)
___________________________________

COPSYNC, INC.

(Exact name of registrant as specified in its charter)
___________________________________

Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 FM 2673
Canyon Lake, Texas 78133
(Address of principal executive offices)

(830) 964-3838
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)
__________________________________

Indicate by check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of Copsync, Inc., for the fiscal year ended December 31, 2008, as filed on April 15, 2009 (the “Form 10-K”), is being filed for the purpose of (i) amending Part III to provide the required disclosures.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors, and their respective ages and positions as of March 31, 2009, are as follows:

Name	Age	Position
Russell D. Chaney	47	Chief Executive Officer, Chief Financial Officer and Chairman of the Board
J. Shane Rapp	33	President, Corporate Secretary, Treasurer and Director

The business experience of the executive officer and directors is as follows:

Russell D. Chaney has served as our Chairman of the Board and Chief Executive Officer since April 2008.  Mr. Chaney also currently serves as our Chief Financial Officer.  Prior to joining us, Mr. Chaney served as co-founder and Chief Executive Officer of PostInk Technology, LP from March 2003 until April 2008.  Prior to founding PostInk Technology, Mr. Chaney worked with eBay, Inc. from March 2003 until March 2004, serving the eBay Motors and CARad.com division, as well as Dean of Education for the eBay Motors University.  Before joining eBay, Mr. Chaney served as co-founder and Chief Executive Officer of CARad.com until its acquisition by eBay in March 2003.  From 1997 to 2000, Mr. Chaney worked with Collins Industries, Inc., serving as a Regional Business Development Manager for the Wheeled Coach Ambulance Manufacturing Division.  Mr. Chaney started his career in Public Safety in 1983 as a volunteer Emergency Medical Technician with the Canyon Lake Volunteer Fire and EMS.  Mr. Chaney completed his law enforcement training with San Antonio College in 1989 and immediately began serving as a Deputy Constable, where he continues to serve currently.  Mr. Chaney received a Bachelor of Science Degree - Criminal Justice from Southwest Texas State University.

J. Shane Rapp has served as our President and Corporate Secretary since April 2008.  Prior to joining us, Mr. Rapp served as co-founder and President of PostInk Technology, LP from March 2003 until April 2008.  Prior to joining PostInk Technology, Mr. Rapp served as co-founder and President of CARad.com from January 2000 until March 2003, where he managed CARad.com's Texas office and its employees.  After CARad.com was acquired by eBay, Inc. in March 2003, Mr. Rapp served eBay's Automobile Dealers and Software Developers as an instrumental liaison.  Mr. Rapp graduated from the San Antonio Police Academy in 1997.  He then began serving as a Deputy Constable for Comal County, Texas.  Mr. Rapp furthered his law enforcement education by obtaining a Texas Communications Officers Certification and a Texas Communications Officers Supervisors Certification.  In 2004, Mr. Rapp was elected to the position of Constable for Precinct #4 in Comal County, Texas.  Mr. Rapp continues to serve in that position.

There are no family relationships among any of our directors or executive officers.

Board of Directors and Committees

Our board of directors currently consists of two members, neither of whom is considered “independent.”  Neither Mr. Chaney nor Mr. Rapp would be considered an “independent director” under the Marketplace Rules of the Nasdaq Stock Market.  Members of our board of directors will be elected at the annual meeting of our stockholders and will serve until the next annual meeting of our stockholders, and until a successor has been elected and qualified or their earlier death, resignation or removal.  Vacancies on our board are filled by a majority vote of the remaining members of our board.

To date, our board of directors has not established a nominating and governance committee, a compensation committee or an audit committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We expect to prepare and adopt such a code of ethics in the second quarter of 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC on a timely basis.  Such persons are required by the SEC regulations to furnish us with copies of those reports.  Based solely on the reports furnished to us and our internal records, we have determined that the Section 16(a) filing requirements applicable to the following directors, officers and greater than ten percent beneficial owners were not satisfied on a timely basis: Russell D. Chaney and J. Shane Rapp, our sole executive officers and directors, and the only beneficial owners of over ten percent of our common stock, have not filed reports of ownership or changes in ownership with the SEC.

ITEM 11                      EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2008 and 2007 paid to our chief executive officer and our other most highly compensated executive officers as of December 31, 2008.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Krystal Rocha (1)	2008	---	--	--	--	--	--	--	--
CEO	2007	---	--	--	--	--	--	--	--
Russell Chaney(2)	2008	85,000	--	--	--	--	--	--	85,000
CEO
J. Shane Rapp(3)	2008	49,573	--	--	--	--	--	--	49,573
President

(1)	Ms. Rocha resigned as our sole officer and director in April 2008.
(2)	Mr. Chaney became our Chief Executive Officer in April 2008.
(3)	Mr. Rapp became our President in April 2008.

Director Compensation

Mr. Chaney and Mr. Rapp are our only directors at this time. Except for the compensation to which Mr. Chaney and Mr. Rapp are entitled pursuant to the terms of their respective employment agreements, neither Mr. Chaney nor Mr. Rapp receives any further compensation for service as our director. We have has no formal plan for compensating outside directors at this time.  However, at such time as we have outside directors, we expect to compensate our outside directors and to reimburse them for reasonable travel and other out-of-pocket expenses incurred in connection with the attendance at meetings.

Employment Contracts, Termination of Employment and Change in Control

In April 2008, when we completed the transaction with PostInk Technology, LP, in which PostInk became our wholly-owned subsidiary, we assumed the obligations of PostInk under existing employment agreements with Russell D. Chaney, our new Chief Executive Officer, and J. Shane Rapp, our new President.  In April 2009, we entered into amended and restated employment agreements with Mr. Chaney and Mr. Rapp, described below, primarily to clarify that Mr. Chaney and Mr. Rapp will continue as employees of Copsync, and not PostInk, and to clarify certain other terms of the employment agreements.  Pursuant to the amended and restated employment agreements, Mr. Chaney and Mr. Rapp agreed to forgo grants of nonqualified options and shares of restricted stock described in the original employment agreements with PostInk.  We expect that Mr. Chaney and Mr. Rapp will receive new grants of options and shares of restricted stock under the 2009 Stock Option Plan, subject to approval of the 2009 Stock Option Plan by the stockholders, but the terms of those grants have not been determined.

Under an employment agreement dated April 29, 2009, we agreed to employ Mr. Chaney as our Chief Executive Officer at a base salary of not less than $160,000, which may not be reduced without Mr. Chaney’s consent.  Mr. Chaney is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors.  Under the agreement, we must provide Mr. Rapp with a term life insurance policy in the amount of $350,000, payable to beneficiaries designated by Mr. Chaney, and match his contributions to our 401(k) plan at 100%.  The employment agreement has an initial term through December 31, 2015, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary.  If we terminate Mr. Chaney for any reason other than for “cause” or Mr. Chaney terminates his employment for “good reason”, as such terms are defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Chaney is entitled to a lump sum payment equal to the lesser of 200% of the remaining base salary for the initial term or renewal term, as the case may be, or $1,500,000.  In the event we experience a change in control Mr. Chaney may terminate his employment agreement for “good reason”.  Additionally, Mr. Chaney has agreed to return all confidential information to us upon his termination, and to not solicit our customers or employees or compete with us for two years after the termination of his employment.  Mr. Chaney has voluntarily agreed to accept a reduced salary of $120,000, and to forgo 401(k) matching and life insurance coverage, until we become profitable or we raise sufficient funding to sustain us as a going concern.

Under an employment agreement dated April 29, 2009, we agreed to employ Mr. Rapp as our President, Secretary and Treasurer at a base salary of not less than $115,000 through April 1, 2010, at which point Mr. Rapp’s base salary increases to not less than $130,000, which may not be reduced without Mr. Rapp’s consent. Mr. Rapp is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors.  Under the agreement, we must provide Mr. Rapp with a term life insurance policy in the amount of $350,000, payable to beneficiaries designated by Mr. Rapp, and match his contributions to our 401(k) plan at 100%.  The employment agreement has an initial term through December 31, 2015, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary. If we terminate Mr. Rapp for any reason other than for “cause” or Mr. Rapp terminates his employment for “good reason”, as such terms are defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Rapp is entitled to a lump sum payment equal to the lesser of 200% of the remaining base salary for the initial term or renewal term, as the case may be, or $1,500,000.  In the event we experience a change in control Mr. Rapp may terminate his employment agreement for “good reason”.  Additionally, Mr. Rapp has agreed to return all confidential information to us upon his termination, and to not solicit our customers or employees or compete with us for two years after the termination of his employment.  Mr. Rapp has voluntarily agreed to accept a reduced salary of $70,000, and to forgo 401(k) matching and life insurance coverage, until we become profitable or we raise sufficient funding to sustain us as a going concern.

Stock Option Grants

We did not grant any stock options to any of the named executive officers in the fiscal year ended December 31, 2008.  We have never granted any stock appreciation rights.

Fiscal Year End Option Values

The named executive officers do not hold any stock options and did not exercise any stock options in the fiscal year ended December 31, 2008.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees who are not covered by a collective bargaining agreement.  Our employees are eligible to participate in the plan following one year of service.  We made no matching contributions to participants in 2008.  Expenses relating to the 401(k) plan were approximately $740.00 for the fiscal year ended December 31, 2008.

ITEM 12                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 31, 2009 concerning beneficial ownership of common stock held by (1) each person or entity known by us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.  The information as to beneficial ownership has been furnished by our respective stockholders, directors and executive officers and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.  Pursuant to the rules of the SEC, certain shares of our common stock that a beneficial owner set forth in this table has a right to acquire within 60 days of the date hereof pursuant to the exercise of options or warrants for the purchase of shares of common stock are deemed to be outstanding for the purpose of computing the percentage ownership of that owner, but are not deemed outstanding for the purpose of computing percentage ownership of any other beneficial owner shown in the table.  Percentages are calculated based on 120,323,001 shares outstanding as of March 31, 2009.  The address for the officers and directors is our corporate office located at 2010 FM 2673, Canyon Lake, Texas 78133.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock
Russell D. Chaney Chairman of the Board, Chief Executive Officer and Chief Financial Officer	36,793,666(1)	30.6%
J. Shane Rapp President and Director	16,643,259(1)	13.8%
All directors and executive officers, as a group (2 persons)	52,465,935(1)	43.6%

(1)	Includes 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp.

Change in Control Transactions

Effective April 25, 2008, we entered into an acquisition agreement with PostInk Technology, LP, under which we issued 25,000,005 shares of our common stock and warrants to purchase 75,000,000 shares of our common stock to PostInk in exchange for 100% of the ownership interests in PostInk.  In connection with the acquisition agreement, we also cancelled 29,388,750 shares of our then outstanding shares of common stock.  The acquisition agreement also provided for us to issue 100,000 shares of our Series A Preferred Stock to PostInk.  The shares of common stock and warrants issued pursuant to the acquisition agreement were distributed to the owners of PostInk.  As a result of the exchange made pursuant to the acquisition agreement, the owners of PostInk received approximately 61.9% of the issued and outstanding shares of our common stock.   Also pursuant to that agreement, Russell D. Chaney and J. Shane Rapp, principals of PostInk, became our sole officers and directors.

In November 2008, the former owners of PostInk exercised their warrants, using a cashless exercise feature, which resulting in the issuance of an additional 74,423,069 shares of our common stock.  As a result of the exercise of the warrants, the former owners of PostInk now own approximately 82.6% of the issued and outstanding shares of our common stock.

ITEM 13                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties.

PostInk Acquisition Agreement

Effective April 25, 2008, we entered into an acquisition agreement with PostInk Technology, LP, under which we issued 25,000,005 shares of our common stock and warrants to purchase 75,000,000 shares of our common stock to PostInk in exchange for 100% of the ownership interests in PostInk.  In connection with the acquisition agreement, we also cancelled 29,388,750 shares of our then outstanding shares of common stock.  The acquisition agreement also provided for us to issue 100,000 shares of our Series A Preferred Stock to PostInk.  The shares of common stock and warrants issued pursuant to the acquisition agreement were distributed to the owners of PostInk.  As a result of the exchange made pursuant to the acquisition agreement, the owners of PostInk received approximately 61.9% of the issued and outstanding shares of our common stock. Russell D. Chaney and J. Shane Rapp, who are our sole officers and directors, are the managing members of RSIV, LLC, which was the sole general partner of PostInk.

ITEM 14                      PRINCIPAL ACCOUNT FEES AND SERVICES

For the fiscal year ended December 31, 2008, Chisholm, Bierwolf, Nilson & Morrill, LLC billed the approximate fees set forth below:

Audit Fees

Fees for audit services totaled approximately $22,500 for the year ended December 31, 2008 and approximately $25,000 for the year ended December 31, 2007, including fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q.

All Other Fees

There were no other fees, including audit-related fees or tax fees, for the year ended December 31, 2008 or for the year ended December 31, 2007.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: April 30, 2009	By:	/s/ RUSSELL D. CHANEY
Russell D. Chaney,
Chief Executive Officer