Form 10-Q
period 2009-03-31
COPsync, Inc.
filed 2009-05-20
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 333-14320

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2010 FM 2673, Canyon Lake, Texas 78133
(Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (830) 964-3838

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2009, was 120,323,001 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statemetns

COPSYNC, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$186,987	$209,378
Deferred costs on licensing contracts	107,127	-

Total Current Assets	294,114	209,378

PROPERTY AND EQUIPMENT

Computer hardware	43,232	43,232
Computer software	16,669	16,669
Fleet vehicles	51,393	51,393
Furniture and fixtures	45,132	45,132

Total Property and Equipment	156,426	156,426
Less: Accumulated Depreciation	(74,483)	(67,402)

Net Property and Equipment	81,943	89,024

OTHER ASSETS

Software development costs, net	2,202,654	2,127,296
Lease security deposit	750	750

Total Other Assets	2,203,404	2,128,046

TOTAL ASSETS	$2,579,461	$2,426,448

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$95,063	$77,633
Deferred revenues on licensing contracts	257,719	-
Convertible notes payable - related parties	522,250	420,000
Notes payable, current portion	5,590	7,453

Total Current Liabilities	880,622	505,086

LONG-TERM LIABILITIES

Notes payable	24,592	24,592

Total Long-Term Liabilities	24,592	24,592

Total Liabilities	905,214	529,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
1,000,000 shares authorized; 100,000 shares issued
and outstanding	10	10
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 120,273,001 shares
issued and outstanding, respectively	12,027	12,027
Additional paid-in-capital	3,545,549	3,527,549
Deficit accumulated during the development stage	(1,883,339)	(1,642,816)

Total Stockholders' Equity	1,674,247	1,896,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,579,461	$2,426,448

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

LICENSE FEE REVENUES, net of costs	$1,050	$-	$4,648

OPERATING EXPENSES

Depreciation and amortization	43,603	6,316	175,008
Professional fees	29,665	19,902	193,541
Salaries and wages	95,001	127,853	986,687
Rent	8,400	6,120	93,793
Other general and administrative	54,747	55,639	428,010

Total Operating Expenses	231,416	215,830	1,877,039

LOSS BEFORE OTHER INCOME (EXPENSE)	(230,366)	(215,830)	(1,872,391)

OTHER INCOME (EXPENSE)

Interest income	467	-	18,093
Other income	-	-	7,801
Interest expense	(10,624)	(2,780)	(36,842)

Total Other Income (Expense)	(10,157)	(2,780)	(10,948)

NET LOSS	$(240,523)	$(218,610)	$(1,883,339)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	120,273,001	99,423,074

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(240,523)	$(218,610)	$(1,883,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,603	6,316	175,008
Beneficial conversion feature	250	-	250
Write-off of patent costs	-	-	15,560
Change in operating assets and liabilities:
Lease security deposit	-	-	(750)
Deferred costs	(107,127)	-	(107,127)
Deferred revenues	257,719	-	257,719
Accounts payable and accrued expenses	17,430	9,875	85,028

Net Cash Used in Operating Activities	(28,648)	(202,419)	(1,457,651)

CASH FLOWS FROM INVESTING ACTIVITIES
		-
Software development costs	(111,880)	-	(1,336,523)
Purchases of property and equipment	-	(817)	(116,426)

Net Cash Used in Investing Activities	(111,880)	(817)	(1,452,949)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	914,433
Payments on notes payable	(1,863)	(1,636)	(9,818)
Capital contributions	-	-	1,634,972
Payments on notes from related parties - directors and stockholders	-	-	(15,000)
Proceeds received on notes and convertible notes	120,000	243,000	573,000
Loans from related parties - former directors and stockholders	-	-	39,800
Payment of loans from related parties - former directors and stockholders	-	-	(39,800)
Loan from third-party entity related to consultant	-	-	15,000
Repayment of loan from third-party entity related to consultant	-	-	(15,000)

Net Cash Provided by Financing Activities	118,137	241,364	3,097,587

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,391)	38,128	186,987

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,378	2,772	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,987	$40,900	$186,987

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended		Cumulative
	March 31,		From
	2009	2008	Inception

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$841	$-	$4,507
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$-	$-	$40,000
Contribution of services - capitalized to software development costs	$-	$-	$966,656
Common stock issued in lieu of notes payable	$-	$-	$18,000

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

COPSYNC, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company is in the development stage and just recently began to realize licensing revenues from operations.  The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Per the terms of the licensing agreements, generally the entire license fee is received by the Company at the beginning of the contract, which funds are then used to purchase the related hardware and software needed.  Accordingly, at March 31, 2009, the Company had received a total of $261,888 of which only $4,169 has been recorded as earned revenue.  The remaining amount of $257,719 has been recorded as deferred revenue on licensing agreements, which will be recognized as revenue over the remaining term of the licensing agreements, as earned.

In addition, the Company had incurred hardware and software costs related to these licensing agreements, totaling $110,246 as of March 31, 2009, of which only $3,119 has been recorded as cost of revenues (recorded as a net cost against licensing revenues).  The remaining amount of $107,127 has been recorded as deferred costs on licensing agreements, which will be recognized as cost of revenue over the remaining term of the licensing agreements, in conjunction with the earned revenues.

Loss Per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 8,400,000 shares pursuant to the convertible debentures, 15,264,800 shares pursuant to outstanding warrants, and 75,000,000 shares pursuant to the conversion of preferred shares as of March 31, 2009, have not been included because they are anti-dilutive.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008
Net (loss) available to common shareholders	$(240,523)	$(218,610)

Weighted average shares	120,273,001	9,942,374

Basic and fully diluted loss per share (based on weighted average shares)	$(0.00)	$(0.00)

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

COPSYNC, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs, net of accumulated amortization, amounted to $2,202,654 and $2,127,296 at March 31, 2009 and December 31, 2008, respectively.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not currently established revenues significant enough to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of March 31, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 -    CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.  Accrued interest on this note payable at March 31, 2009 and December 31, 2008 totaled $32,002 and $22,552, respectively.

COPSYNC, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 4 -    CONVERTIBLE NOTES PAYABLE (Continued)

During the three months ended March 31, 2009, the Company received a total of $120,000 from an unrelated individual pursuant to a convertible note payable.  The note bears interest at 10% per annum, is due on March 31, 2011, and is convertible into common stock at $0.20 per share.  Accrued interest on this note payable at March 31, 2009 totaled $333.

The convertible notes have been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded for the year ended December 31, 2008.  However, pursuant to the terms of the new convertible note received during the three months ended March 31, 2009, a beneficial conversion feature was recorded for the three months ended March 31, 2009, totaling $18,000, which is being amortized over the term of the note, or two years.

NOTE 5 -    PREFERRED STOCK

Pursuant to the share exchange agreement previously discussed in Note 1, the Company issued a total of 100,000 shares of Series A preferred stock.  Each share of preferred stock is convertible into 750 shares of common stock, and includes voting rights on a basis of 750 to 1.

NOTE 6 -    OUTSTANDING WARRANTS

As previously discussed, the Company granted 15,000,000 warrants to an individual, pursuant to the share exchange agreement, which warrants are exercisable at $0.05 per share, and expire on April 1, 2012.  In addition, pursuant to certain private placements at $0.40 per share, the Company also granted a total of 264,800 warrants to the investors, exercisable at $0.60 per share, which expire on March 1, 2010.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123R, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123R, no value was assigned to the warrants granted, thus no additional expense was recorded under the Black-Scholes option pricing model.

The Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.78%
Expected life	18 months
Expected volatility	25%
Dividend yield	0.00%

COPSYNC, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 6 -    OUTSTANDING WARRANTS (Continued)

A summary of the status of the Company’s outstanding warrants as of March 31, 2009 and the changes during the three months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	15,264,800	$0.06

Granted	-	n/a
Exercised/Expired/Cancelled	-	n/a

Outstanding, end of period	15,264,800	$0.06

Exercisable, end of period	15,264,800	$0.06

As of March 31, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

15,000,000	$0.05	April 1, 2012
264,800	$0.60	March 1, 2010
15,264,800

NOTE 7 -    ADVISORY AGREEMENT

During the three months ended March 31, 2009, the Company entered into an agreement with an advisory firm to assist the Company in raising additional capital.  Per the terms of the agreement, the advisory firm will receive a finders fee of $100,000 for the first phase of financing (up to $1,000,000), and $200,000 for the second phase of financing (up to $2,000,000).  In addition, the advisory firm is to receive cashless warrants to purchase up to 5,000,000 shares of common stock (done in tranches, based upon capital raised) at $0.20 per share for a five-year period, with anti-dilution protection.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

You should read the following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes to those financial statements, included elsewhere in this report.

The information contained below is subject to the “Risk Factors” and other risks detailed in our Annual Report on Form 10-K for our fiscal year ending December 31, 2008 and our other reports filed with the Securities and Exchange Commission.

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

Basis of Presentation, Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  These estimates and assumptions are routinely evaluated.  Actual results may differ from these estimates.

Our management believes that there has been no significant changes during the quarter ended March 31, 2009 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on From 10-K for the year ended December 31, 2008.

Results of Operations

For the three month periods ended March 31, 2009 and 2008

Revenue.  For the three month period ended March 31, 2009, our revenues were $1,050, compared to $0 for the three month period ended March 31, 2008.  This increase was due to license fee revenues realized on our product, which we released for licensing in the third quarter of 2008.

Operating Expenses.  For the three month periods ended March 31, 2009 and 2008, our total operating expenses were $231,416 and $215,830, respectively.  This increase was due to an increase in depreciation and amortization, primarily because of an increase in capitalized software development costs, professional fees, as a result of becoming a publicly reporting company in April of 2008, which was partially offset by a decrease in salaries and wages.

Other Income (Expense).  For the three month periods ended March 31, 2009 and 2008, other income(expense) totaled $10,157 and $2,780, respectively.  Other income(expense) consists of interest income on cash and cash equivalents of $467 and $0, respectively; offset by interest expense on notes payable of $10,157 and $2,780, respectively.

Liquidity and Capital Resources

As of March 31, 2009, we had $186,987 in cash and cash equivalents, compared to $209,378 as of December 31, 2008.  The decrease was due primarily to $28,648 in cash used in operating activities and $111,880 in investing activities, which was partially offset by $120,000 in proceeds received for the issuance of a convertible note.  On March 31, 2009, we had a working capital deficiency of $585,508, compared to a deficit of $295,708 on December 31, 2008.  The increase in the deficiency was due primarily to an increase of $100,387 in convertible notes payable, and an increase of $257,719 in deferred revenues, which was offset by the increase in deferred costs and a decrease in cash.

Plan of Operation for the Next Twelve Months.

Our primary business activities includes the development and sale of software that would not only enhance productivity and quality of work, but creates a safer work environment, for the public safety community by developing the first real-time, nationwide public safety information sharing network.  In the three months ending March 31, 2009, we received $261,888 from licensing our software product, versus $110,246 in software and hardware costs related to those receipts.  We believe that we will be able generate sufficient cash flow from our core business activities to meet operating and capital needs for the next twelve months.  However, we may need to seek additional financings if the timing of sales and cash requirements necessitates such financings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  After our new members of management joined us in April of 2008, our management team, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in all material respects as of March 31, 2009.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims against us arising out of our operations in the normal course of business.  At this time, we are not involved in any legal proceedings that our management currently believes would be material to our business, financial condition or results of operations.  To the extent we become involved in any litigation, we could be forced to incur material expenses with respect to those legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 20, 2009, we completed a private placement of a convertible promissory note, in a principal amount of $120,000, which was issued to an individual investor.  The note is convertible into 600,000 shares of our common stock, $0.0001 par value (“Common Stock”).  We received $120,000 in cash for the Note.

The note, and the shares of our common stock issuable upon conversion of the note, was offered and sold to one private individual that we reasonably believes are “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the note.  We disclosed to the investor that the note and the common stock underlying the note could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the note included, and the certificates representing the common stock to be issued upon conversion of the note will include, a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securityholders

None.

Item 5.  Other Information

On March 20, 2009, we issued a note in the initial principal amount of $120,000.  The note is unsecured and accrues interest at a rate of 10.0% per annum.  All outstanding principal and accrued interest is due and payable on March 31, 2011.  The principal amount is convertible at the option of the holder into shares of our common stock at a conversion price equal to $0.20 per share.  With ten days prior written notice after September 30, 2009, we can require that the note be converted if our common stock trades in excess of $0.60 for at least 30 days.  Accrued interest is payable on each September 30 and March 31 until maturity in cash or, at our option, in shares of our common stock with an aggregate market price equal to the accrued and unpaid interest.  We may not prepay the note without the consent of the holder.

Item 6.  Exhibits

31.1 – Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1 – Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPsync, Inc.

Date: May 20, 2009	By:	/s/ Russell Chaney
Russell Chaney
Chief Executive Officer (Principal Executive Officer)