Form 10-K/A
period 2008-12-31
COPsync, Inc.
filed 2009-06-04
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-K/A
(Amendment No. 2)

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
                    (State or other jurisdiction of                                                                                                                       (I.R.S. Employer Identification No.)
                      incorporation or organization)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                                        Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check is a smaller reporting company)                                                                                                                          Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of Copsync, Inc., for the fiscal year ended December 31, 2008, as filed on April 15, 2009 (the “Form 10-K”), is being filed for the purpose of  adding two exhibits.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits:

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to the registrant’s annual report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: June 4, 2009	By:	/s/ RUSSELL D. CHANEY
Russell D. Chaney
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Share Exchange Agreement dated April 25, 2008 by and between Global Advance Corp. and PostInk Technology LP. (Incorporated herein by reference to registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2008).

3.1	Certificate of Incorporation (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320)).

3.2	Bylaws (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320)).

3.3	Form of Common Stock Certificate (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320)).

3.4*	Certificate of Amendment of Certificate of Incorporation filed on April 4, 2008.

3.5*	Certificate of Amendment of Certificate of Incorporation filed on April 10, 2008.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 1350 Certifications.
___________________

*	Filed herewith.