Form 10-Q
period 2009-06-30
COPsync, Inc.
filed 2009-08-18
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-53705

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-0513637
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2010 FM 2673, Canyon Lake, Texas 78133
(Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code: (830) 964-3838

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                  Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check is a smaller reporting company)                Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2009, was 120,373,001 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$122,472	$209,378
Accounts receivable, net	4,762	-
Deferred costs on licensing contracts	352,039	-

Total Current Assets	479,273	209,378

PROPERTY AND EQUIPMENT

Computer hardware	43,232	43,232
Computer software	16,669	16,669
Fleet vehicles	77,209	51,393
Furniture and fixtures	45,832	45,132

Total Property and Equipment	182,942	156,426
Less: Accumulated Depreciation	(82,425)	(67,402)

Net Property and Equipment	100,517	89,024

OTHER ASSETS

Software development costs, net	2,271,492	2,127,296
Debt issuance costs, net	22,958	-
Lease security deposit	750	750

Total Other Assets	2,295,200	2,128,046

TOTAL ASSETS	$2,874,990	$2,426,448

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$115,559	$77,633
Deferred revenues on licensing contracts	530,476	-
Convertible notes payable - related parties, net of note
discount of $148,102 and $-0-, respectively	531,898	420,000
Notes payable, current portion	12,423	7,453

Total Current Liabilities	1,190,356	505,086

LONG-TERM LIABILITIES

Notes payable	40,129	24,592

Total Long-Term Liabilities	40,129	24,592

Total Liabilities	1,230,485	529,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
1,000,000 shares authorized; 100,000 shares issued
and outstanding	10	10
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 120,323,001 and
120,273,001 shares issued and outstanding,
respectively	12,032	12,027
Common stock to be issued, 1,158,000 shares	120,800	-
Additional paid-in-capital	3,992,962	3,527,549
Deficit accumulated during the development stage	(2,481,299)	(1,642,816)

Total Stockholders' Equity	1,644,505	1,896,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,874,990	$2,426,448

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

LICENSE FEE REVENUES, net of costs	$5,906	$-	$6,956	$-

OPERATING EXPENSES

Depreciation and amortization	46,328	5,116	89,931	11,432
Professional fees	342,403	14,096	372,068	33,998
Salaries and wages	109,254	194,036	204,255	321,889
Rent	7,700	8,400	16,100	14,520
Other general and administrative	71,993	56,140	126,740	111,779

Total Operating Expenses	577,678	277,788	809,094	493,618

LOSS BEFORE OTHER INCOME (EXPENSE)	(571,772)	(277,788)	(802,138)	(493,618)

OTHER INCOME (EXPENSE)

Interest income	146	-	613	-
Other income	-	-	-	-
Interest expense	(26,334)	(2,780)	(36,958)	(5,560)

Total Other Income (Expense)	(26,188)	(2,780)	(36,345)	(5,560)

NET LOSS	$(597,960)	$(280,568)	$(838,483)	$(499,178)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	120,303,221	112,740,025	120,288,194	106,081,549

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(838,483)	$(499,178)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	89,931	11,432
Beneficial conversion feature	9,898	-
Additional expense for granting of warrants	278,418	-
Issuance of common stock for services rendered	29,000	-
Write-off of patent costs	-	15,560
Change in operating assets and liabilities:
Accounts receivable	(4,762)	-
Lease security deposit	-	-
Debt issuance costs	(22,958)	-
Deferred costs	(352,039)	-
Deferred revenues	530,476	-
Accounts payable and accrued expenses	37,926	46,776

Net Cash Used in Operating Activities	(242,593)	(425,410)

CASH FLOWS FROM INVESTING ACTIVITIES
		-
Software development costs	(219,104)	-
Purchases of property and equipment	(2,016)	(2,174)

Net Cash Used in Investing Activities	(221,120)	(2,174)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	2,064
Payments on notes payable	(3,993)	(3,519)
Capital contributions	-	-
Payments on notes from related parties -
directors and stockholders	-	(8,591)
Proceeds received on notes and convertible notes	260,000	492,088
Loans from related parties - former directors and
stockholders	-	-
Payment of loans from related parties - former
directors and stockholders	-	-
Loan from third-party entity related to consultant	-	-
Proceeds from common stock to be issued	120,800	-
Repayment of loan from third-party entity related
to consultant	-	-

Net Cash Provided by Financing Activities	376,807	482,042

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(86,906)	54,458

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,378	2,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,472	$57,230

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$1,821	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$24,500	$-
Contribution of services - capitalized to software
development costs	$-	$-
Common stock issued in lieu of notes payable	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

COPsync, Inc. (formerly, Global Advance Corporation) (“the Company”) was incorporated on October 23, 2006 in Delaware.  On March 20, 2008, the stockholders of the Company approved an amendment to the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc.  This amendment was filed on April 24, 2008.

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

Revenue Recognition

The Company was in the development stage and just recently began to realize licensing revenues from operations.  The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The SAB 104 outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Per the terms of the licensing agreements, generally the entire license fee is received by the Company at the beginning of the contract, which funds are then used to purchase the related hardware and software needed.  Accordingly, at June 30, 2009, the Company had received a total of $556,768 of which only $26,292 has been recorded as earned revenue.  The remaining amount of $530,476 has been recorded as deferred revenue on licensing agreements, which will be recognized as revenue over the remaining term of the licensing agreements, as earned.

In addition, the Company had incurred hardware and software costs related to these licensing agreements, totaling $371,375 as of June 30, 2009, of which only $19,336 has been recorded as cost of revenues (recorded as a net cost against licensing revenues).  The remaining amount of $352,039 has been recorded as deferred costs on licensing agreements, which will be recognized as cost of revenue over the remaining term of the licensing agreements, in conjunction with the earned revenues.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 9,700,000 shares pursuant to the convertible debentures, 16,089,800 shares pursuant to outstanding warrants, and 75,000,000 shares pursuant to the conversion of preferred shares as of June 30, 2009, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30,
	2009	2008
Net (loss) available to common shareholders	$(597,960)	$(280,568)
Weighted average shares	120,303,221	112,740,025
Basic and fully diluted loss per share (based on weighted average shares)	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2009	2008
Net (loss) available to common shareholders	$(838,483)	$(499,178)
Weighted average shares	120,288,194	106,081,549
Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.00)

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

On January 1, 2007, the Company adopted Financial Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with and measurement standards established by FIN 48.  At the adoption date, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the six months ended June 30, 2009.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

Software Development Costs

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product. Capitalized software development costs, net of accumulated amortization, amounted to $2,271,492 and $2,127,296 at June 30, 2009 and December 31, 2008, respectively.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  During 2008, the Company implemented a business plan to focus on developing software that will not only enhance productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

The Company has incurred an operating loss since inception.  Further, as of June 30, 2009, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 -        CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.  Accrued interest on this note payable at June 30, 2009 and December 31, 2008 totaled $41,452 and $22,552, respectively.

During the six months ended June 30, 2009, the Company received a total of $260,000 from unrelated individuals pursuant to convertible notes payable.  These notes bear interest at 10% per annum, are due between March 31, 2011 and May 31, 2011, and are convertible into common stock at $0.20 per share.  Accrued interest on these notes payable at June 30, 2009 totaled $4,720.

NOTE 4 -        CONVERTIBLE NOTES PAYABLE (Continued)

The convertible notes have been accounted for pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded for the year ended December 31, 2008.  However, pursuant to the terms of the new convertible notes received during the six months ended June 30, 2009, a beneficial conversion feature was recorded for the six months ended June 30, 2009, totaling $158,000, which is being amortized over the term of the notes, or two years.

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

During 2008, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.78%
Expected life	18 months
Expected volatility	25%
Dividend yield	0.0%

During the six months ended June 30, 2009, pursuant to certain advisory agreements as discussed in Note 7, the Company granted a total of 825,000 warrants to an advisory firm, exercisable at $0.20 per share, which expires between June 17, 2012 and March 2, 2014.  As previously discussed, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to FASB Statement 123R, “Accounting for Stock-Based Compensation”, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of SFAS 123R, values between $0.30 and $0.38 were assigned to the warrants granted, thus an additional expense of $278,418 was recorded under the Black-Scholes option pricing model for the six months ended June 30, 2009.

During 2009, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.76% - 1.86%
Expected life	36 months - 60 months
Expected volatility	236% - 244%
Dividend Yield	0.0%

NOTE 6 -	OUTSTANDING WARRANTS (Continued)

A summary of the status of the Company’s outstanding warrants as of June 30, 2009 and the changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	15,264,800	$0.06
Granted	825,000	0.20
Exercised/Expired/Cancelled	-	n/a

Outstanding, end of period	16,089,800	$0.07
Exercisable, end of period	16,089,800	$0.07

As of June 30, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Date
15,000,000	$0.05	April 1, 2012
264,800	$0.60	March 1, 2010
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
16,089,800

NOTE 7 -        ADVISORY AGREEMENTS

During the six months ended June 30, 2009, the Company entered into an agreement with an advisory firm to assist the Company in raising additional capital.  Per the terms of the agreement, the advisory firm will receive a finder’s fee of $100,000 for the first phase of financing (up to $1,000,000), and $200,000 for the second phase of financing (up to $2,000,000).  In addition, the advisory firm is to receive cashless warrants to purchase up to 5,000,000 shares of common stock (done in tranches, based upon capital raised) at $0.20 per share for a five-year period, with anti-dilution protection.

Pursuant to this advisory firm agreement, the Company has paid a total of $25,000 of the $100,000 finder’s fee through June 30, 2009, as the advisory firm has raised $250,000 in convertible debt out of the maximum of $1,000,000 first phase, or 25%.  No additional finder’s fees are owed until additional financing is obtained.  In addition, the Company granted 425,000 of the 5,000,000 warrants to the advisory firm during the six months ended June 30, 2009, based upon the amount of capital raised.  No additional warrants are owed pursuant to this agreement as of June 30, 2009, until additional financing is obtained.  Also during the six months ended June 30, 2009, the Company granted the same advisory firm, pursuant to a separate agreement, a total of 400,000 warrants to purchase 2,000,000 shares of common stock at $0.20 per share, for a three year period, for advisory services.  The warrants granted were valued at $151,549, or approximately $0.38 per warrant.

NOTE 8 -        STOCK TRANSACTIONS

During the six months ended June 30, 2009, the Company entered into a separate agreement with a consulting firm to assist the Company with its investor and public relations.  Per the terms of the agreement, the consulting firm received 50,000 shares of common stock during the six months ended June 30, 2009, valued at $29,000 or $0.58 per share, the market value of the shares on the date the shares were issued.

During the six months ended June 30, 2009, the Company also received a total of $120,800 pursuant to various subscription agreements received for shares to be issued at prices ranging from $0.10 to $0.15 per share.  The shares are expected to be issued during the quarter ended September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements.”  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

We were incorporated in Delaware on October 23, 2006.  Prior to the share exchange, our business plan was to develop a commercial application of a new type of computer mouse.  We discontinued this business plan as of April 25, 2008.  We began to focus on the business of our predecessor to develop software that would not only enhance productivity and quality of work, but creates a safer work environment, for the public safety community by developing the first real-time, nationwide public safety information sharing network.

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

As of June 30, 2009, our product had successfully submitted, processed and relayed over 72,763 officer initiated information requests.  On average, our product is returning results to mobile users in less than five seconds, well within the 32 second average set forth by the NCIC 2000 standards for mobile clients.  We continue to garner support from law enforcement agencies.  By June 30, 2009, over 230 agencies had expressed interest and indicated that they would utilize our product in their respective agencies.  However, we must obtain additional funding to establish the cash resources necessary to implement our business plan.  We need additional resources to support the award of grants that have been submitted by a numerous agencies for the implementation and use of our technology and for customer support of a larger customer base.

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

Our management believes that there has been no significant changes during the quarter ended June 30, 2009 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

For the three month periods ended June 30, 2009 and 2008

Revenue.  For the three month period ended June 30, 2009, our revenues were $5,906, compared to $0 for the three month period ended June 30, 2008.  This increase was due to license fee revenues realized on our product, which we released for licensing in the third quarter of 2008.

Pursuant to the terms of our licensing agreements, we generally receive the entire license fee at the beginning of the contract.  We record the license fee as deferred revenue, which is earned over the remaining term of the license agreement.  Accordingly, at June 30, 2009, we had received a total of $556,768 in license fees, of which we have recorded only $26,292 as earned revenue.  We have recorded the remaining $530,476 as deferred revenue.

Operating Expenses.  For the three month periods ended June 30, 2009 and 2008, our total operating expenses were $577,678 and $277,788, respectively.  This increase was primarily due to an increase in depreciation and amortization, because of an increase of $328,307 in professional fees, as a result of our becoming a publicly reporting company in April of 2008, an increase of $41,212 in capitalized software development costs, resulting from the release of our product in the third quarter of 2008, and an increase of $15,853 in other general and administrative expenses, which was partially offset by a $84,782 decrease in salaries and wages and a $700 decrease in rent expense.

We use the license fee we receive under the terms of a licensing agreement to purchase the hardware and software needed for that agreement.  We record the hardware and software costs as a deferred cost, which is netted against licensing revenues, as earned.  As of June 30, 2009, we had incurred hardware and software costs relating to our licensing agreements totaling $371,375, of which we had recorded only $19,336 as cost of revenues.  We have recorded the remaining $352,039 as deferred costs, which will be recognized as cost of revenue over the remaining term of the licensing agreements, in conjunction with the earned revenues.

Other Income (Expense).  For the three month periods ended June 30, 2009 and 2008, other expense totaled $26,188 and $2,780, respectively.  Other expense consists of interest income on cash and cash equivalents of $146 and $0, respectively; offset by interest expense on notes payable of $26,334 and $2,780, respectively.

For the six month periods ended June 30, 2009 and 2008

Revenue.  For the six month period ended June 30, 2009, our revenues were $6,956, compared to $0 for the six month period ended June 30, 2008.  This increase was due to license fee revenues realized on our product, which we released for licensing in the third quarter of 2008.

Pursuant to the terms of our licensing agreements, we generally receive the entire license fee at the beginning of the contract.  We record the license fee as deferred revenue, which is earned over the remaining term of the license agreement.  Accordingly, at June 30, 2009, we had received a total of $556,768 in license fees, of which we have recorded only $26,292 as earned revenue.  We have recorded the remaining $530,476 as deferred revenue.

Operating Expenses.  For the six month periods ended June 30, 2009 and 2008, our total operating expenses were $809,094 and $493,618, respectively.  This increase was primarily due to an increase in depreciation and amortization, because of an increase of $338,070 in professional fees, as a result of our becoming a publicly reporting company in April of 2008, an increase of $78,499 in capitalized software development costs, resulting from the release of our product in the third quarter of 2008, and an increase of $14,961 in other general and administrative expenses, which was partially offset by a $117,634 decrease in salaries and wages and a $1,580 decrease in rent expense.

We use the license fee we receive under the terms of a licensing agreement to purchase the hardware and software needed for that agreement.  We record the hardware and software costs as a deferred cost, which is netted against licensing revenues, as earned.  As of June 30, 2009, we had incurred hardware and software costs relating to our licensing agreements totaling $371,375, of which we had recorded only $19,336 as cost of revenues.  We have recorded the remaining $352,039 as deferred costs, which will be recognized as cost of revenue over the remaining term of the licensing agreements, in conjunction with the earned revenues.

Other Income (Expense).  For the six month periods ended June 30, 2009 and 2008, other expense totaled $36,345 and $5,560, respectively.  Other expense consists of interest income on cash and cash equivalents of $613 and $0, respectively; offset by interest expense on notes payable of $36,958 and $5,560, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had $122,472 in cash and cash equivalents, compared to $209,378 as of December 31, 2008.  The decrease was due primarily to $242,593 in cash used in operating activities and $221,120 used in investing activities, which was partially offset by $260,000 in proceeds received from the issuance of convertible notes and $120,800 from the issuance of our common stock.  On June 30, 2009, we had a working capital deficiency of $711,083, compared to a deficit of $295,708 on December 31, 2008.  The increase in the deficiency was due primarily to an increase of $111,898 in convertible notes payable, and an increase of $530,476 in deferred revenues, which was offset by an increase in deferred costs of $352,039 and the decrease in cash.

Plan of Operation for the Next Twelve Months.

Our primary business activities includes the development and sale of software that enhances productivity and quality of work, and creates a safer work environment, for the public safety community by developing what we believe is the first real-time, nationwide public safety information sharing network.  In the six months ending June 30, 2009, we received $556,768 from licensing our software product, versus $371,375 in software and hardware costs related to those receipts.  We believe that we will be able generate sufficient cash flow from our core business activities to meet operating and capital needs, with modest growth, for the next twelve months.  However, we will need to seek additional financings if the timing of sales and cash requirements necessitates such financings to fund any significant growth.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May, 2009, we completed a private placement of two convertible promissory notes, with a total principal amount of $130,000, which were issued to individual investors.  The notes are convertible into 650,000 shares of our common stock.  We received $130,000 in cash for the notes.  The notes, and the shares of our common stock issuable upon conversion of the notes, were offered and sold to two private individuals that we reasonably believe are “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the note.  We disclosed to the investors that the notes and the common stock underlying the notes could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the notes included, and the certificates representing the common stock to be issued upon conversion of the notes will include, a legend to that effect.

On May 10, 2009, we issued 50,000 shares of our common stock to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, pursuant to the terms of a consulting agreement dated June 1, 2008 for services performed.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the consultant that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock included a legend to that effect.

Effective May 29, 2009, we issued a warrant to purchase 425,000 shares of our common stock for $0.20 per share to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, pursuant to the terms of a consulting agreement dated March 2, 2009 for services performed.  The issuance of the warrant was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the warrant.  We disclosed to the consultant that the warrant and the shares of common stock issuable upon exercise of the warrant could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the warrant included, and the certificates representing the common stock issuable upon exercise of the warrants will include, a legend to that effect.

Effective June 17, 2009, we issued a warrant to purchase 400,000 shares of our common stock for $0.20 per share to a consultant who we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, pursuant to the terms of a consulting agreement dated June 17, 2009.  The issuance of the warrant was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the warrant.  We disclosed to the consultant that the warrant and the shares of common stock issuable upon exercise of the warrant could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the warrant included, and the certificates representing the common stock issuable upon exercise of the warrants will include, a legend to that effect.

Between June 13, 2009 and June 30, 2009, we completed a private placement of 1,336,500 shares of our common stock, for a purchase price of $0.10 per share.  We received $133,650 in cash for the stock.  We offered shares of our common stock to our existing stockholders who we reasonably believed are “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  In June 2009, we sold shares of our common stock to nineteen existing stockholders who were offered shares, or their affiliates who were also accredited investors.  The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investors that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock include a legend to that effect.

In June 2009, we completed a private placement of 130,885 shares of our common stock, for a purchase price of $0.15 per share.  We received $19,632.75 in cash for the stock.  The shares of our common stock were offered and sold to a trust and an individual, each of which we reasonably believe is an “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investors that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock include a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securityholders

None.

Item 5.  Other Information

In May, 2009, we issued two notes in the initial aggregate principal amount of $130,000.  The notes are unsecured and accrue interest at a rate of 10.0% per annum.  All outstanding principal and accrued interest is due and payable on May 31, 2011.  The principal amount is convertible at the option of the holders into shares of our common stock at a conversion price equal to $0.20 per share.  With ten days prior written notice after September 30, 2009, we can require that the note be converted if our common stock trades in excess of $0.60 for at least 30 days.  Accrued interest is payable on each November 30 and May 31 until maturity in cash or, at our option, in shares of our common stock with an aggregate market price equal to the accrued and unpaid interest.  We may not prepay the notes without the consent of the holders.

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPSync. Inc.

Date: August 17, 2009	By:	/s/ Russell Chaney
Chief Executive Officer
(Principal Executive Officer)