Form 10-Q
period 2009-09-30
COPsync, Inc.
filed 2009-11-20
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(830) 964-3838
( Registrant's telephone number, including area code)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2009, was 124,479,667 shares of Common Stock, $0.0001 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COPSYNC, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$11,880	$209,378
Accounts receivable, net	38,316	-
Deferred costs on licensing contracts	398,821	-

Total Current Assets	449,017	209,378

PROPERTY AND EQUIPMENT

Computer hardware	43,232	43,232
Computer software	16,669	16,669
Fleet vehicles	77,209	51,393
Furniture and fixtures	45,832	45,132

Total Property and Equipment	182,942	156,426
Less: Accumulated Depreciation	(90,797)	(67,402)

Net Property and Equipment	92,145	89,024

OTHER ASSETS

Software development costs, net	2,309,763	2,127,296
Debt issuance costs, net	19,833	-
Lease security deposit	750	750

Total Other Assets	2,330,346	2,128,046

TOTAL ASSETS	$2,871,508	$2,426,448

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$389,341	$77,633
Deferred revenues on licensing contracts	533,481	-
Convertible notes payable - related parties, net of note
discount of $173,617 and $-0-, respectively	608,383	420,000
Notes payable, current portion	12,287	7,453

Total Current Liabilities	1,543,492	505,086

LONG-TERM LIABILITIES

Notes payable	37,339	24,592

Total Liabilities	1,580,831	529,678

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
1,000,000 shares authorized; 100,000 shares issued
and outstanding	10	10
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 124,046,335 and
120,273,001 shares issued and outstanding,
respectively	12,405	12,027
Common stock to be issued, 130,885 shares	19,633	-
Additional paid-in-capital	4,319,013	3,527,549
Deficit accumulated during the development stage	(3,060,384)	(1,642,816)

Total Stockholders' Equity	1,290,677	1,896,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,871,508	$2,426,448

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

LICENSE FEE REVENUES, net of costs	$7,683	$-	$14,639	$-

OPERATING EXPENSES

Depreciation and amortization	48,545	52,183	138,476	63,615
Professional fees	80,487	32,124	452,555	66,122
Salaries and wages	193,759	190,310	398,014	512,199
Rent	7,200	-	23,300	-
Consulting	44,966	-	44,966	-
Other general and administrative	114,107	7,002	240,847	137,471

Total Operating Expenses	489,064	281,619	1,298,158	779,407

LOSS BEFORE OTHER INCOME (EXPENSE)	(481,381)	(281,619)	(1,283,519)	(779,407)

OTHER INCOME (EXPENSE)

Interest income	14	-	627	-
Interest expense	(97,718)	-	(134,676)	(1,390)

Total Other Income (Expense)	(97,704)	-	(134,049)	(1,390)

NET LOSS	$(579,085)	$(281,619)	$(1,417,568)	$(780,797)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	120,842,856	44,124,547	120,475,113	35,844,167

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,417,568)	$(780,797)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	138,476	63,615
Beneficial conversion feature	86,383	-
Additional expense for granting of warrants	288,384	-
Issuance of common stock for services rendered	29,000	-
Write-off of patent costs	-	15,560
Change in operating assets and liabilities:
Accounts receivable	(38,316)	(6,950)
Debt issuance costs	(19,833)	-
Deferred costs	(398,821)	-
Deferred revenues	533,481	-
Accounts payable and accrued expenses	111,708	(6,125)

Net Cash Used in Operating Activities	(687,106)	(714,697)

CASH FLOWS FROM INVESTING ACTIVITIES
		-
Software development costs	(297,548)	-
Purchases of property and equipment	(2,016)	(817)

Net Cash Used in Investing Activities	(299,564)	(817)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash, net of offering costs	414,458	607,345
Payments on notes payable	(6,919)	(5,809)
Payments on notes from related parties -
directors and stockholders	-	(15,000)
Proceeds received on notes and convertible notes	362,000	672,088
Proceeds from common stock to be issued	19,633	-

Net Cash Provided by Financing Activities	789,172	1,258,624

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(197,498)	543,110

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,378	2,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,880	$545,882

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,796	$-
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$24,500	$-
Contribution of services - capitalized to software
development costs	$-	$-
Common stock issued in lieu of notes payable	$-	$270,088

The accompanying notes are an integral part of these financial statements.

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

COPsync, Inc. (“the Company”) operates as a software provider that not only enhances productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

On April 17, 2008, the Company amended its Certificate of Incorporation to increase its authorized shares from 50,000,000 to 500,000,000, implement a 15-for-1 forward stock split, and authorize 1,000,000 Series A Preferred Stock, par value $0.0001. The accompanying consolidated financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.  On September 2, 2009, the Certificate of Incorporation was amended and restated to authorize a total of 1,000,000 shares of preferred stock, with a total of 100,000 of these 1,000,000 shares designated as Series A Preferred Stock.

Effective April 25, 2008, the Company entered into a share exchange agreement with PostInk Technology, LP and RSIV, LLC (collectively “PostInk”) for 100% of the interests in PostInk.  On the closing date, the Company issued 25,000,005 shares (post forward stock split) of its common stock, 100,000 shares of its Series A Preferred Shares, and warrants to purchase 74,423,069 shares (post forward stock split) of common stock, in exchange for 100% of PostInk.  The Company also cancelled 27,013,750 shares held by its existing stockholders.

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

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009.  There was no impact to the financial results as this change is disclosure-only in nature.

Revenue Recognition

The Company applies the revenue recognition provisions of the SEC, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Per the terms of the licensing agreements, generally the entire license fee is received by the Company at the beginning of the contract, which funds are then used to purchase the related hardware and software needed.  Accordingly, at September 30, 2009, the Company had received a total of $594,609 of which only $61,128 has been recorded as earned revenue.  The remaining amount of $533,481 has been recorded as deferred revenue on licensing agreements, which will be recognized as revenue over the remaining term of the licensing agreements, as earned.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition, the Company had incurred hardware and software costs related to these licensing agreements, totaling $448,029 as of September 30, 2009, of which only $49,208 has been recorded as cost of revenues (recorded as a net cost against licensing revenues).  The remaining amount of $398,821 has been recorded as deferred costs on licensing agreements, which will be recognized as cost of revenue over the remaining term of the licensing agreements, in conjunction with the earned revenues.

Loss Per Share

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 10,720,000 shares pursuant to the convertible debentures, 16,139,800 shares pursuant to outstanding warrants, and 100,000 shares pursuant to the conversion of preferred shares as of September 30, 2009, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,
	2009	2008

Net (loss) available to common shareholders	$(579,085)	$(281,619)

Weighted average shares	120,842,856	44,124,547

Basic and fully diluted loss per share (based on weighted average shares)	$(0.00)	$(0.01)

	For the Nine Months Ended September 30,
	2009	2008

Net (loss) available to common shareholders	$(1,471,568)	$(780,797)

Weighted average shares	120,475,113	35,844,167

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.02)

Income Taxes

The Company accounts for income taxes pursuant to Accounting Standards Codification 740, Income Taxes (ASC 740).  Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  The Company maintains a valuation allowance with respect to deferred tax assets.

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

Software Development Costs

The Company capitalizes software development costs in accordance with Accounting Standards Codification 985, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (ASC 985) (formerly SFAS No. 86) under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved.  Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product.  Capitalized software development costs, net of accumulated amortization, amounted to $2,309,763 and $2,127,296 at September 30, 2009 and December 31, 2008, respectively.

NOTE 3 -       CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to a convertible note payable. The note bears interest at 9% per annum, is due on demand, and is convertible into common stock at $0.05 per share.  Accrued interest on this note payable at September 30, 2009 and December 31, 2008 totaled $50,902 and $22,552, respectively.

During the nine months ended September 30, 2009, the Company received a total of $362,000 from unrelated individuals pursuant to convertible notes payable.  These notes bear interest at rates between 2.5% and 10% per annum, are due between March 31, 2011 and July 23, 2011, with one due on demand, and are convertible into common stock at either $0.10 or $0.20 per share.  Accrued interest on these notes payable at September 30, 2009 totaled $12,403.

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded for the year ended December 31, 2008.  However, pursuant to the terms of the new convertible notes received during the nine months ended September 30, 2009, a beneficial conversion feature was recorded for the nine months ended September 30, 2009, totaling $260,000, which is being amortized over the term of the notes, or two years, except for one note where the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.

NOTE 4 -      PREFERRED STOCK

Pursuant to the share exchange agreement previously discussed in Note 1, the Company issued a total of 100,000 shares of Series A preferred stock.  Each share of preferred stock is convertible into one share of common stock, and includes voting rights on a basis of 750 to 1.

NOTE 5 -        OUTSTANDING WARRANTS

As previously discussed, the Company granted 15,000,000 warrants to an individual, pursuant to the share exchange agreement, which warrants are exercisable at $0.05 per share, and expire on April 1, 2012.  In addition, pursuant to certain private placements at $0.40 per share, the Company also granted a total of 264,800 warrants to the investors, exercisable at $0.60 per share, which expire on March 1, 2010.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, Compensation – Stock Compensation (ASC 718), (formerly SFAS No. 123R), which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, no value was assigned to the warrants granted, thus no additional expense was recorded under the Black-Scholes option pricing model.  During 2008, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.78%
Expected life	18 months
Expected volatility	25%
Dividend yield	0.0%

NOTE 5 -	OUTSTANDING WARRANTS (Continued)

During the nine months ended September 30, 2009, pursuant to certain advisory agreements as discussed in Note 6, the Company granted a total of 875,000 warrants to two separate advisory firms, exercisable at either $0.10 or $0.20 per share, which expire between June 17, 2012 and June 5, 2014.  As previously discussed, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, values between $0.30 and $0.60 were assigned to the warrants granted, thus an additional expense of $288,384 was recorded under the Black-Scholes option pricing model for the nine months ended September 30, 2009.

During 2009, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.76% - 2.85%
Expected life	36 months - 18 months
Expected volatility	232% - 244%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding warrants as of September 30, 2009 and the changes during the nine months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2008	15,264,800	$0.06

Granted	875,000	0.19
Exercised / Expired / Cancelled	-	n/a

Outstanding, September 30, 2009	16,139,800	$0.07
Exercisable, September 30, 2009	16,139,800	$0.07

As of September 30, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

15,000,000	$0.05	April 1, 2012
264,800	$0.60	March 1, 2010
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
50,000	$0.10	June 5, 2014

16,139,800

NOTE 6 -        ADVISORY AGREEMENTS

During the nine months ended September 30, 2009, the Company entered into an agreement with an advisory firm to assist the Company in raising additional capital.  Per the terms of the agreement, the advisory firm will receive a finder’s fee of $100,000 for the first phase of financing (up to $1,000,000), and $200,000 for the second phase of financing (up to $2,000,000).  In addition, the advisory firm is to receive cashless warrants to purchase up to 5,000,000 shares of common stock (done in tranches, based upon capital raised) at $0.20 per share for a five-year period, with anti-dilution protection.

NOTE 6 -	ADVISORY AGREEMENTS (Continued)

Pursuant to this advisory firm agreement, the Company has paid a total of $25,000 of the $100,000 finder’s fee through September 30, 2009, as the advisory firm has raised $250,000 in convertible debt out of the maximum of $1,000,000 first phase, or 25%.  No additional finder’s fees are owed until additional financing is obtained.  In addition, the Company granted 425,000 of the 5,000,000 warrants to the advisory firm during the nine months ended September 30, 2009, based upon the amount of capital raised.  No additional warrants are owed pursuant to this agreement as of September 30, 2009, until additional financing is obtained.  Also during the nine months ended September 30, 2009, the Company granted the same advisory firm, pursuant to a separate agreement, a total of 400,000 warrants to purchase 2,000,000 shares of common stock at $0.20 per share, for a three year period, for advisory services.  The warrants granted were valued at $151,549, or approximately $0.38 per warrant.

Also during the nine months ended September 30, 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  Per the terms of the agreement, the advisory firm will receive a consulting fee of $5,000 per month with $5,000 payable on the execution of the agreement and $55,000 being deferred until such time as the Company feels it can afford to pay the monthly retainer, or the Company raises $1,500,000 or more in debt or equity during the term of this agreement, or the Company received $500,000 in revenue, but no later than on the date of termination or cancellation of the agreement.  $15,000 has been accrued by the Company as of September 30, 2009 pursuant to this agreement.  In addition, the advisory firm received 75,000 restricted shares of its common stock valued at $45,000, or $0.60 per share, which amount will be expensed over the twelve-month contract at $3,750 per month.  In addition, the advisory firm received 50,000 cashless warrants to purchase 50,000 shares of common stock at $0.10 per share for a five-year period.  These warrants were valued at $29,898 or $0.60 per warrant.  This expense will also be recognized over the twelve month contract at $2,491 per month.  The advisory firm will also receive $50,000 if the Company receives $1,500,000 in revenue or raises $1,500,000 in debt or equity during the term of the agreement.  Also pursuant to the agreement, the advisory firm will also receive 1,250,000 cashless warrants to purchase 1,250,000 shares of common stock at $0.10 per share for a seven-year period subject to the advisory firm satisfying certain criteria.

NOTE 7 -        STOCK TRANSACTIONS

During the nine months ended September 30, 2009, the Company entered into a separate agreement with a consulting firm to assist the Company with its investor and public relations.  Per the terms of the agreement, the consulting firm received 50,000 shares of common stock during the nine months ended September 30, 2009, valued at $29,000 or $0.58 per share, the market value of the shares on the date the shares were issued.

During the nine months ended September 30, 2009, the Company issued 3,723,334 shares of common stock at prices ranging from $0.10 to $0.15 per share, for total proceeds of $420,500.  Stock offering costs of $6,042 were paid in conjunction with this fundraising effort.

Also during the nine months ended September 30, 2009, the Company received a total of $19,633 pursuant to two separate subscription agreements for shares to be issued at $0.15 per share.  The shares are expected to be issued during the quarter ended December 31, 2009.

NOTE 8 -       CONTINGENCY

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed a demand against the Company in the American Arbitration Association in San Antonio, Texas.  The demand alleges breach of contract and seeks repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  At the time of this filing, RCTY has not paid the administrative fee required to proceed with the arbitration, and the Company has not yet answered the demand.  However, if RCTY takes steps to proceed with the action, the Company intends to defend themselves vigorously.  Specifically, the Company intends to deny that RCTY has alleged a valid debt of the Company based on RCTY’s representations to the Company that the $200,000 was only to be repaid upon the fulfillment of certain conditions that never occurred.  The Company intends to assert affirmative defenses for, inter alia, fraudulent inducement.

NOTE 9 -       SUBSEQUENT EVENTS

On October 14, 2009, the Company completed a private placement of its equity securities in which the Company raised approximately $1.5 million in gross proceeds.  Pursuant to this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, which Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of common stock.  The Series B stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B stock purchased.  The purchase price for each unit was $4.00 per share of Series B stock purchased.

NOTE 9 -	SUBSEQUENT EVENTS (Continued)

The warrants have an exercise price of $0.20 per share and expire on October 14, 2011. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

Also in connection with this private placement, the Company agreed to use it best efforts to effect a registration statement with the Securities and Exchange Commission of the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the SEC by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.

The newly designated Series B Preferred Stock issued in this private placement will (i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, (ii) will have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Stock, plus accrued and unpaid dividends, (iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and (iv) has the right to elect the Series B Director.

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

Overview

Since January 2005, when our predecessor, PostInk Technology, LP, a Texas limited partnership, was formed, we have primarily been a provider of software designed to enhance productivity and quality of work of the public safety community.  Effective April 25, 2008, we completed a share exchange with our predecessor.  In the share exchange, the owners of our predecessor acquired beneficial ownership of approximately 87 percent of our outstanding common stock.  In addition, in connection with the share exchange, we changed our name from Global Advance Corp. to COPsync, Inc.  As a result of the share exchange, for financial accounting purposes, we treated the share exchange as a purchase of our company by our predecessor.  Therefore, we have presented the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the share exchange presented in this report.

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

We believe that we have developed the first integrated software product, COPsync, which provides a real-time, nationwide information sharing network for all law enforcement officers.  We also believe that we are the only law enforcement software provider to have full information sharing networking available to all subscribing agencies at the point of incident via a laptop computer or handheld devices.  It is our mission that, in the future, all law enforcement officers will have access to, in real time, the critical information necessary to protect the public and themselves.  We currently have law enforcement agencies with over over 3900 police officers utilizing, or committed to utilizing, our product.  We began generating license fee revenue from our product in the fourth quarter of 2008.

As of September 30, 2009, our product had successfully submitted, processed and relayed over 114,649 officer initiated information requests.  On average, our product is returning results to mobile users in less than five seconds, well within the 32 second average set forth by the NCIC 2000 standards for mobile clients.  We continue to garner support from law enforcement agencies.  By September 30, 2009, over 285 agencies had expressed interest in our product, and had indicated that they would purchase our product, subject to necessary approvals.

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

We need to obtain additional funding to fully implement our business plan.  We need additional cash resources to support the award of grants that have been submitted by a numerous law enforcement agencies for the implementation and use of our technology and for customer support of a larger customer base.  In October 2009, we completed a private placement of our new Series B Convertible Preferred Stock, in which we received approximately $1.5 million in gross proceeds and commitments.  As a result of that transaction, our independent accountant has updated its report relating to our financial statements for the fiscal year ended December 31, 2008 to remove the explanatory paragraph with respect to our ability to continue as a going concern.  We believe that the removal of that explanatory paragraph will result in the award of grants and other approvals required for additional agencies to purchase our product.  We still need additional cash to support significant growth in our customer base.

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

Our management believes that there has been no significant changes during the quarter ended September 30, 2009 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

For the three month periods ended September 30, 2009 and 2008

Revenue.  For the three month period ended September 30, 2009, our revenues were $7,683, compared to $0 for the three month period ended September 30, 2008.  This increase was due to license fee revenues realized on our product, which we released for licensing in the fourth quarter of 2008.

Operating Expenses.  For the three month periods ended September 30, 2009 and 2008, our total operating expenses were $489,064 and $281,619, respectively.  This $207,445 increase was due primarily to a $73,270 increase in professional fees and consulting expenses, as a result of our becoming a publicly reporting company in April of 2008, a$107,105 increase in other general and administrative expenses, primarily as a result of increased marketing and insurance expenses, and an increase of $7,200 in rent for our corporate headquarters.

Other Income (Expense).  For the three month periods ended September 30, 2009 and 2008, other expense totaled $97,704 and $0, respectively.  Other expense consists of interest income on cash and cash equivalents of $14 and $0, respectively; offset by interest expense on notes payable of $97,718 and $0, respectively.

For the nine month periods ended September 30, 2009 and 2008

Revenue.  For the nine month period ended September 30, 2009, our revenues were $14,639, compared to $0 for the nine month period ended September 30, 2008.  This increase was due to license fee revenues realized on our product, which we released for licensing in the fourth quarter of 2008.

Operating Expenses.  For the nine month periods ended September 30, 2009 and 2008, our total operating expenses were $1,298,158 and $779,407, respectively.  This $504,112 increase was due primarily to a$74,861 increase in depreciation and amortization, primarily because of an increase in capitalized software development costs, a $431,399 increase in professional fees and consulting expenses, as a result of our becoming a publicly reporting company in April of 2008, a $103,376 increase in other general and administrative expenses, as a result of , primarily as a result of increased marketing and insurance expenses in the third quarter of 2009, and a $23,300 increase in rent for our corporate headquarters, which was partially offset by a $114,185 decrease in salaries and wages.

Other Income (Expense).  For the nine month periods ended September 30, 2009 and 2008, other expense totaled $134,049 and $1,390, respectively.  Other expense consists of interest income on cash and cash equivalents of $627 and $0, respectively; offset by interest expense on notes payable of $134,676 and $1,390, respectively.

Liquidity and Capital Resources

Since the formation of our predecessor, we have funded our operations primarily through the Sale of equity and debt securities.  As of September 30, 2009, we had $11,880 in cash and cash equivalents, compared to $209,378 as of December 31, 2008.  The decrease was due primarily to $687,106 in cash used in operating activities and $299,564 used in investing activities, which was partially offset by $362,000 in proceeds received from the issuance of convertible notes and $414,458 from the issuance of our common stock.  On September 30, 2009, we had a working capital deficiency of $1,094,475, compared to a deficit of $295,708 on December 31, 2008.  The increase in the deficiency was due primarily to an increase of $311,708 in accounts payable and accrued expenses, an increase of $533,481 in deferred revenues, an increase of $188,383 in convertible notes payable, and a decrease of $197,498 in cash, which was partially offset by an increase in deferred costs of $398,821 and an increase in accounts payable of $38,316.

Plan of Operation for the Next Twelve Months.

Our primary business activities includes the development and sale of software that enhances productivity and quality of work, and creates a safer work environment, for the public safety community by developing what we believe is the first real-time, nationwide public safety information sharing network.  In the nine months ending September 30, 2009, we received $594,609 from licensing our software product, versus $448,029 in software and hardware costs related to those receipts.  In October 2009, we completed a private placement of our new Series B Convertible Preferred Stock, in which we received approximately $1.5 million in gross proceeds and commitments.  We believe that, with the proceeds from that private placement, we will be able generate sufficient cash flow from our core business activities to meet operating and capital needs, with moderate growth, for the next twelve months.  However, we will need to seek additional financings if the timing of sales and cash requirements necessitates such financings to fund any significant growth.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On September 30, 2009, Rocket City Enterprises, Inc. filed a Demand for Arbitration with the American Arbitration Association regarding a claim against us and our predecessor for breach of contract and failure to repay a purported loan.  In the Demand for Arbitration, the claimant alleges that we owe $200,000 plus interest at the rate of 9.0% per annum pursuant to a Release of Acquisition and “Spin Off” Agreement.  The claimant has 90 days from September 30, 2009 to remit a filing fee of $1,000 in order for the arbitration to proceed.  If the claimant pays that fee on a timely basis, we intend to contest the underlying claim vigorously.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2009, we completed a private placement of a convertible promissory note, with a principal amount of $50,000, which was issued to an individual investor.  The note is convertible into 500,000 shares of our common stock.  We received $50,000 in cash for the note.  The note, and the shares of our common stock issuable upon conversion of the note, was offered and sold to one private individual that we reasonably believe is an “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the note.  We disclosed to the investor that the note and the common stock underlying the note could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the note included, and the certificates representing the common stock to be issued upon conversion of the note will include, a legend to that effect.

On August 14, 2009, we completed a private placement of a convertible promissory note, in a principal amount of $52,000, which was issued to an affiliated entity.  The note is convertible into 520,000 shares of our common stock.  We received $52,000 in cash for the note.  The note, and the shares of our common stock issuable upon conversion of the note, was offered and sold to one affiliated entity that we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the note.  We disclosed to the investor that the note and the common stock underlying the note could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the note included, and the certificates representing the common stock to be issued upon conversion of the note will include, a legend to that effect.

Between July 2 and August 6, 2009, we completed a private placement of 533,334 shares of our common stock, for a purchase price of $0.15 per share.  We received $80,000 in cash for the stock.  The shares of our common stock were offered and sold to three individuals, each of whom we reasonably believe is an “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investors that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock include a legend to that effect.

On September 3, 2009, we completed a private placement of 125,000 shares of our common stock, for a purchase price of $0.20 per share.  We received $25,000 in cash for the stock.  The shares of our common stock were offered and sold to an entity that we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investor that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock include a legend to that effect.

Between July 13, 2009 and September 30, 2009, we completed a private placement of 2,907,000 shares of our common stock, for a purchase price of $0.10 per share.  We received $209,700 in cash for the stock.  We offered shares of our common stock to our existing stockholders who we reasonably believed are “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  We sold shares of our common stock to twelve existing stockholders who were offered shares, or their affiliates who were also accredited investors.  The offers and sales were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares.  We disclosed to the investors that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the common stock include a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securityholders

Our stockholders voted on three matters at our annual meeting of stockholders held on July 27, 2009.  Our stockholders approved the reelection of Russell D. Chaney and J. Shane Rapp to our board of directors.  Our stockholders also adopted our 2009 Long-Term Incentive Plan and approved our Amended and Restated Certificate of Incorporation. Voting tabulations for the election of the above directors were as follows:

Name	Votes For	Votes Withheld

Russell D. Chaney	92,559,601	7,746,902

J. Shane Rapp	92,559,601	7,746,902

The voting tabulation for the adoption of our 2009 Long-Term Incentive Plan was as follows:

Votes For	Votes Against	Absentions	Unvoted
85,767,466	4,875,861	2,912,971	0

The voting tabulation for the approval of our Amended and Restated Certificate of Incorporation was as follows:

Votes For	Votes Against	Absentions	Unvoted
92,559,601	4,833,931	2,912,971	0

Reference is made to our Schedule 14A, dated June 26, 2009, containing a definitive Proxy Statement, which we distributed to our stockholders of record as of June 12, 2009.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	INDEX TO EXHIBITS

3.4	Amended and Restated Certificate of Incorporation dated September 2, 2009.
10.1	Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between Russell D. Chaney and COPsync, Inc.
10.2	Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between J. Shane Rapp and COPsync, Inc.
31.1	Certification of COPsync, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of COPsync, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPsync, Inc.

Date: November 20, 2009	By:	/s/ Russell Chaney
Russell Chaney
Chief Executive Officer (Principal Executive Officer)