Form 10-K
period 2009-12-31
COPsync, Inc.
filed 2010-04-13
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

000-53705
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
Common Stock, $0.0001 par value
(Title of Class)
__________________________________

Indicate by check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).   Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check is a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2009, based on the $0.38 per share closing price for the registrant’s common stock on the OTC Bulletin Board, was $23,083,570.44.

The number of shares of the registrant’s common stock outstanding as of March 10, 2010 was 127,347,782.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year, is incorporated by reference into Part III of this Form 10-K.

i

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

ITEM 1.    BUSINESS

Overview

Since January 2005, when our predecessor, PostInk Technology, LP, a Texas limited partnership, was formed, we have primarily been the developer and provider of a software offering for the public safety community.  Effective April 25, 2008, we completed a share exchange with our predecessor.  In the share exchange, the owners of our predecessor acquired beneficial ownership of approximately 86% percent of our outstanding common stock.  In addition, in connection with the share exchange, we changed our name from Global Advance Corporation to COPsync, Inc.  As a result of the share exchange, for financial accounting purposes, we treated the share exchange as a purchase of our company by our predecessor.  Therefore, we have presented the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the share exchange presented in this report.

We were incorporated in Delaware on October 23, 2006.  Prior to the share exchange, we were a public shell company, with no or nominal assets or operations.  Since the share exchange, we have focused on the business of our predecessor to develop software designed to not only enhance productivity and quality of work, but also create a safer work environment, for the public safety community through real-time, in-car, public safety offense and incident data collection and sharing.

The founders of our predecessor, Russell Chaney and Jason Shane Rapp, both certified police officers in the State of Texas and former software company executives, began developing our current product offering in 2004.  Our founders’ motivation for beginning the development of our product was the death of a fellow police officer in their community, which they felt was the direct result of the lack of information sharing between separate law enforcement agencies.  Mr. Chaney and Mr. Rapp thought that they could create a technology solution that would have avoided the death of their fellow officer.

We believe that we have developed the first integrated software product that provides a real-time, in-car, data gathering and sharing user interface for all law enforcement officers using our product.  We also believe that we are the only law enforcement software provider to have full in-car information sharing available to all subscribing agencies at the point of incident via a laptop computer, notebook or a handheld device.  Since our software architecture is designed to scale nationwide and globally, it is our goal that, in the future, all law enforcement officers will have access to the critical information they need to protect the public and themselves in real time.  We currently have over 4,000 police officers utilizing our product or whose agency is committed to utilizing our product, primarily in the State of Texas.  Our product became available for release in the second half of 2008.  We began generating license fee revenue from our product in the fourth quarter of 2008.

As of December 31, 2009, our COPsync™ product had successfully submitted, processed and relayed over 172,241 officer initiated information requests.  On average, our product is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.  During 2009, we continued to garner interest from law enforcement agencies.  In 2009, we executed software license agreements with 42 law enforcement agencies providing for the use of our product in their respective agencies.  As of December 31, 2009, an additional 137 law enforcement agencies had executed our Non-Binding Grant Contingency Agreement, under which those agencies commit to purchase our product if they can receive approval for funding grants that will cover the cost of hardware and any interfacing with existing software necessary to utilize our product.

We believe that law enforcement agencies and associations at the federal, state and local levels are pushing for more information sharing initiatives.  In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  Prior to the introduction of our product, information sharing between law enforcement agencies in the United States did not appear to exist.  We believe that this lack of interoperability is directly related to existing law enforcement software vendors, who have remained focused on their existing methods of doing business, including proprietary development, which does not focus on information sharing.  We do not believe that current law enforcement software vendors will work together to create information sharing because of concerns over the disclosure of proprietary methods of technology development and due to their long term competitive histories with one another.

We believe that the solution to this lack of cooperation is to have a “neutral” over-lay vendor, such as COPsync, utilized for the real-time in-car interoperability piece of an agency’s technology.  Most existing law enforcement vendors do not offer an application programming interface, or API, which allows interaction by one software program with another without accessing the underlying proprietary database of the other program.  As such, their technologies are not designed from inception to provide interoperability.  COPsync, on the other hand, was developed since inception to provide an API to existing software programs, allowing for interoperability.  Our product overlays existing technologies and can be deployed and utilized without jeopardizing existing relationships between vendors and agencies.  By integrating our method of data integration/sharing with products of existing vendors, law enforcement agencies can become compliant with federal mandates established after 9/11.  Since we believe that we have the only comprehensive mobile in-car real-time data interface, date collection and data sharing solution, by working with existing vendors, we can help to achieve our goal of nationwide information interoperability.

Our Products

Our COPsync product provides an innovative and open architecture software user interface platform.  We believe that most software vendors selling to the law enforcement community continue to maintain and support closed architecture systems, with archaic methodologies of providing information to the officer on the street and interagency information sharing.

During the third and fourth quarters of 2008, we released several versions of COPsync, completed Windows Vista® compatibility testing, and released an enhanced location search module to search civil process records.  As a result, various reports could be opened directly using this module.  Our product also provided a visual and audible alert whenever a warning message comes back in a return from a TLETS (Texas Law Enforcement Telecommunication System) query.  Officers using our product could then receive alerts for stolen vehicles, registered sex offenders, officer safety alerts, wanted persons and much more.

Additionally, we reworked and improved the interface for handling additional occupants during a traffic stop and added the capability to import an officer's signature into the system and print the signature on appropriate forms.  We updated the crash report to support the new version put out by the Texas Department of Transportation and added the ability to open, directly from our product, the Texas Department of Transportation’s instructions for crash reporting.

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

During the year ended December 31, 2009, we released five additional versions of the COPsync product, versions 2.7 through 2.11.  The new versions included, without limitation, the following technology enhancements:

•	A search module for automatic connection to GPS devices;

•	Support for smaller displays on hand-held devices;

•	An automated release form for processing Class B misdemeanors;

•	Citation forms that support standard Texas Department of Public Safety codes and local jurisdiction ordinances;

•	A tool to assist with automatic, rather than manual, configuration of system settings on new installations;

•	A tool that automatically adds GPS coordinates to crash and offense reports;

•	An instant messenger chat room, which is accessible by all users of our product;

•	Distance-based alerts, which automatically transmits GPS coordinates of an officer seeking assistance, and allows the officer to specify agencies from which assistance is needed;

•	A fleet management module, which allows an agency to manage its fleet of vehicles;

•	A module that allows all officers using our product to see each other on a map;

•	An Officer Needs Assistance button, which allows an officer to ask for assistance at the click of one button;

•	Enhancements to offense report complaint entries;

•	Law reference enhancements;

•	Connectivity enhancements; and

•	A user manual for Texas Crash Report 2010, with advance search capabilities.

In the future, our goal is to build a network that is capable of being accessed by all public safety entities, including law enforcement, emergency medical, fire, rescue helicopter and hospitals.  Currently, each of these professions spends countless hours inputting the exact same data into internal record formats.  We intend to build a network that has interoperability for public safety professionals across the board.  We took this into consideration in the early stage development of our COPsync technology, and we believe that we can migrate to this network using that technology.  Our current plan for the next twelve-months, however, is to continue to focus on implementing our COPsync product.  Once that product is established and achieving self-sustained growth, we will move toward the development of the interfaces for these other verticals within public safety industry.

Agency Grants and Funding

In order to expedite the purchase of our software product, in late 2008 we developed the COPsync Technology Assistance Program, or CTAP.  Through CTAP, we assisted potential client agencies in acquiring financing for the purchase of hardware and software interfaces necessary to implement our product.  In addition, we have also assisted potential client agencies in pursuing federal and state grant programs to help finance the purchase of our product.  With our assistance, our client agencies have successfully received financing through numerous grant programs, including the Border Security Equipment and Technology (BSET) Grant Program, the Homeland Security Grant Program (HSGP), the Edward Byrne Memorial Justice Assistance Grant (JAG) Program, the Department of Homeland Security Operation Stonegarden Grant and the Department of Justice Office of Community Oriented Policing Services (COPS) grant program.

In addition, several of our client agencies have been approved by the Criminal Justice Division of the Office of Governor of Texas to utilize government provided funding, including Homeland Security funds, for the integration and implementation of our technology in law enforcement agencies in Texas.  These grant programs currently have access to billions of dollars to be utilized by law enforcement agencies for informational interoperability sharing purposes.

During 2009, with our assistance, grants totaling $1,294,355 were approved for agencies requesting interoperability grants for the implementation of our product.  These funds were awarded through grants from BSET, the Edward Byrne Memorial JAG Program, COPS Technology, and Operation Stonegarden.  In 2009, $211,150 in grants from BSET grants were funded, and paid to COPsync by our clients.  We expect that the remaining $1,083,205 of the grants approved in 2009 will be funded in the first half of 2010.  Once the funding is received, the agencies will execute Software License Agreements with us, pay the granted funds to us, and implement our COPsync interoperability technology.

Sales and Marketing

Prior to January 2010, we did not have a dedicated sales force.  Our sales efforts were primarily conducted by our Chief Executive Officer and our President.  Our marketing efforts for 2009 consisted of attending 22 law enforcement trade shows.  The largest trade show that we attended was the Texas Sheriffs Association Annual Conference held in Corpus Christi, Texas, with over 500 attendees.  We launched our initial dedicated sales team in January 2010, with a focus on the State of Texas.  We have plans to launch a nationwide sales team and, eventually, staffing to support international sales, assuming that we receive financing to support those efforts.  We are also planning to expand our interoperability technology beyond law enforcement, to include emergency service and fire district professionals.  We believe that sales to these additional markets may be realized through additional Homeland Security and similar grant programs.

Research and Development

We have devoted a large amount of our resources to developing the software that is included in our product.  We capitalized software development costs of approximately $1,627,000 in the year ended December 31, 2007, approximately $564,000 in the year ended December 31, 2008 and approximately $375,000 in the year ended December 31, 2009.

Competition

We introduced our first software user interface product in the second half of 2008.  The law enforcement technology market is intensely competitive and fragmented, with vendors providing records management services, jail management services, court management services and computer aided dispatch systems.  We believe that the market for law enforcement software is fragmented, with over 1,000 vendors and no single dominant vendor.  Many of these existing law enforcement software vendors, such as L-3 Communications, Intergraph and Tyler Technologies, have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we do.  We could face competition from existing law enforcement software vendors, whose offerings may compete with our offering with respect to isolated functions, or unknown new entrants who bring products to the market that compete directly with our offering. The market for law enforcement software products is highly competitive, and we expect competition to intensify in the future.

We believe that we have developed the first integrated data collection and sharing software product that provides real-time in-car information sharing for all law enforcement officers using our product.  We have also designed our product to be “vendor neutral,” or able to be used with products produced by the other law enforcement technology vendors.  We believe that we are the only law enforcement software provider to have full data collection and sharing, directly in the patrol car, available to all subscribing agencies at the point of incident via a laptop computer, notebook or handheld devices.  We believe that our offering does not replace existing technology being used by our potential customers, but rather enhances that technology.  Therefore, we have to convince our potential customers to purchase a new information sharing technology overlaying existing technology, rather than replace existing technology.  We also have to convince other law enforcement vendors that our product is not designed to compete with their existing records management, jail management, municipal and justice court technology and computer aided dispatch offerings.

Our ability to compete for new business depends on a variety of factors, including:

•	the effectiveness and innovation of our product;

•	our ability to offer a high quality product at a reasonable cost;

•	the ability of our potential customers to obtain the appropriate internal authorizations and funding grants to purchase our product;

•	our ability to convince our potential customers that adding our product to their existing technologies will result in a substantial benefit to them;

•	our ability to retain our employees and hire new ones, particularly those who have the appropriate security clearances;

•	the capabilities of our facilities, equipment and personnel to support the business for which we compete;

•	our ability to raise sufficient capital to give our customers and potential customer confidence in the viability of our business; and

•	our ability to survive during the long period of time involved with selling technology to governmental entities.

Intellectual Property

We rely, and intend to rely, on a combination of trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our product.  We are considering registering various trademarks relating to our business.  We have not filed any patent applications for inventions related to our business.  However, we are exploring with patent counsel the possibility of protecting certain aspects of our software.  As a result, our competitors may be able to replicate our products and more effectively compete with us.

Employees

We had 20 full-time employees as of March 15, 2010, a substantial majority of whom are non-management personnel.  We had no part time employees.  None of our employees are represented by a labor union.  We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

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
We were incorporated in October 2006.  Our predecessor was formed in January 2005.  We only began realizing licensing revenues from operations in the fourth quarter of 2008.  Given our limited operating history, it will be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as an early stage company. These uncertainties include:

•	our ability to market and sell our new software product for a profit;

•	our ability to recruit and retain skilled personnel; and

•	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

If we are unable to develop and generate additional demand for our products, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our offerings.  The demand for, and market acceptance of, our products and services is subject to a high level of uncertainty.  Adoption of new software solutions, particularly by those individuals and enterprises, such as law enforcement agencies, that have historically relied upon traditional means of communication, requires a broad acceptance of substantially different methods of conducting business and collecting and sharing information.  Our offerings are often considered complex and often involve a new approach to the conduct of business by our customers.  As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of these offerings in order to generate additional demand.  The market for our offerings may weaken, competitors may develop superior offerings or we may fail to develop acceptable solutions to address new market conditions.  Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We rely predominantly on sales to governmental entities, and the loss of a significant number of our contracts would have a material adverse effect on our business, results of operations and cash flows.

Our sales are predominantly derived from contracts with agencies of local governments.  Our sales, and results of operations, may be adversely affected by the curtailment of these governmental agencies’ use of technology, including curtailment due to governmental budget reductions.  Governmental budgets could be negatively affected by several factors, including events we cannot foresee, local budget deficits, U.S. government budget deficits resulting in the curtailment of federal grant programs that would cover the purchase of our offerings, current or future economic conditions, a change in spending priorities, and other related exigencies and contingencies.  A significant decline in or redirection of local law enforcement expenditures in the future could result in a decrease to our sales, earnings and cash flows. The loss or significant reduction in U.S. government funding of a large grant program from which we benefit could also result in a decrease in our future sales, earnings and cash flows.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our products or lost sales.

Because our software products and the environments in which they operate are complex, our software may contain errors that can be detected at any point in their lifecycle.  While we continually test our products for errors, errors in our products may be found in the future even after our products have been commercially introduced.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our offerings, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation.  Additionally, because our offerings support or rely on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our software, and it may be difficult or impossible to determine where the error resides.

We may not be competitive, and increased competition could seriously harm our business.

Relative to us, some of our competitors or potential competitors have one or more of the following advantages:

•	longer operating histories;

•	greater financial, technical, marketing, sales and other resources;

•	positive cash flows from operations;

•	greater name recognition;

•	a broader range of products to offer; and

•	a larger installed base of customers

Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition.  As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

Marketing to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

We market our product primarily to local government agencies.  A prospective customer’s decision to purchase our products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process.  Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our offering.  Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision.  Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our product.  As a result, we expect that the sales cycle for our product typically will be 180 to 365 days, depending on the availability of funding to the prospective customer.  These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our product, which could materially and adversely affect our business.

Additionally, our product is designed for the law enforcement community, which requires us to maintain a sales force that understands the needs of this community, engage in extensive negotiations and provide high level support to complete sales.  We have limited experience selling into this market.  If we do not successfully market our product to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have experienced losses since our founding.  A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including net losses of $3,059,031 and $630,850 for the years ended December 31, 2009 and 2008, respectively, and we expect to continue to incur losses for the foreseeable future.  As of December 31, 2009, we had an accumulated deficit of $4,701,847, cash and cash equivalents of $1,141,534 and a working capital surplus of only $12,411.  To date, we have funded our operations principally through the sale of our stock and promissory notes, as well as contributions of capital to our predecessor.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities, and continue to develop our technology, products and services.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs, and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

During much of 2009, the report of our independent certified public accountant relating to our financial statements for the fiscal year ended December 31, 2008 included an explanatory paragraph that raised substantial doubt about our ability to continue as a going concern.  We believe that the existence of that explanatory paragraph inhibited our ability to obtain contracts from our prospective customers during much of 2009.  In October 2009, we completed a private placement of our new Series B Preferred Stock, in which we received approximately $1.5 million in gross proceeds and commitments.  As a result of that transaction, our independent accountant updated its report to remove the explanatory paragraph with respect to our ability to continue as a going concern.  We continue to require additional capital to fully implement our business plan.  If we do not obtain such capital, our independent accountants could again have doubt about our ability to continue as a going concern, and could include such an explanatory paragraph in future reports.  Such a going concern paragraph could adversely impact our future financing activities and our ability to sell our products, and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results

We are likely to require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2009, we had cash and cash equivalents of $1,141,534 and a working capital surplus of only $12,411.  Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

We are likely to be required to seek additional financing in order to support our anticipated operations.  We may not be able to obtain additional financing on satisfactory terms, or at all, and any new financing could have a substantial dilutive effect on our existing stockholders.  If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management and other key personnel.  The loss of the services of our executive officers or other key employees could adversely affect our business.  Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully.  Because our common stock is not traded on a recognized national market, we may have a more difficult time in using equity incentives to attract and retain the employees we need.  We do not have “key person” life insurance policies covering any of our employees.

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

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations and financial condition.

Demand for our offerings depends in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns, such as the one presently underway, could cause many of our customers to reduce their levels of capital and maintenance expenditures.  Decreased capital and maintenance spending could have a material adverse effect on the demand for our products and our business, results of operations, cash flow and overall financial condition.

The current unprecedented disruptions in the financial markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.  In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the capital and maintenance expenditures of our customers.  These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our products and services, or their ability to pay for our products and services after purchase.  These conditions could result in bankruptcy or insolvency for customers, which would impact our revenue and cash collections.  These conditions could also result in pricing pressure and less favorable financial terms in our contracts.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our management has determined that there was a material weakness in our internal control over financial reporting as of December 31, 2009 and, therefore, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2009, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2009.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of December 31, 2009, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out by a small group of individuals, our principal financial officer did not have a financial background and we did not have an audit committee to monitor and review the work performed.  The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.  As a result, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis in the future.

Because we do not have an audit or compensation committee, stockholders must rely on the entire board of directors, only one member of which is independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  All of the functions of the audit committee and the compensation committee are currently performed by the board of directors as a whole.  Only one of our three directors is considered independent.  Thus, there is a potential conflict in that board members who are part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that our predecessor did not incur as a private company.  We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission.  We expect these rules and regulations to increase legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these new rules and regulations may make it more difficult and more expensive for us to retain our director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs than desired to retain that coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

RISK FACTORS RELATING TO OUR COMMON STOCK

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for issuance.  As of March 15, 2010, we had 357,552,218 shares of common stock and 525,000 shares of preferred stock available for issuance.  We have reserved 22,189,800 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 15,100,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 10,759,730 shares of our common stock upon conversion of outstanding convertible notes and 6,850,000 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

We are controlled by our management and other related parties, which effectively inhibits a non-negotiated merger or business combination.

As of March 15, 2010, the founders of our predecessor, including Russell Chaney, our chief executive officer, and Shane Rapp, our president, and their affiliates, beneficially owned over 50% of the outstanding shares of our common stock.  In addition, RSIV, LLC, an entity controlled by Mr. Chaney and Mr. Rapp, also owns all of the 100,000 outstanding shares of our Series A Preferred Stock, each of which are entitled to 750 votes, a total of 75,000,000 votes (or approximately 37%) on matters on which our stockholders are entitled to vote.  As a result, our management controls over 68.5% of the available votes on matters coming before our stockholders, which could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  As a result, our management will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, Mr. Chaney and Mr. Rapp will be in a position to greatly influence the election of our board of directors, and thus control our affairs.  This concentration of voting power in the hands of our management will also effectively inhibit a non-negotiated merger or other business combination.

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

•	shortfalls in our operating results from levels forecasted by securities analysts;

•	additions or departures of our key personnel;

•	sales of our capital stock in the future;

•	liquidity or cash flow constraints;

•	fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile companies pursuing untested strategies; and

•	large volume sales of common stock by Timothy T. Page and/or entities controlled by Mr. Page, which are currently the subject of ongoing litigation discussed below.

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

ITEM 3.    LEGAL PROCEEDINGS

On October 13, 2009, we were served with a Demand for Arbitration by Rocket City Enterprises, Inc. with the American Arbitration Association, alleging claims against us and our predecessor for breach of contract and failure to repay a purported loan.  In the Demand for Arbitration, the claimant alleges that we owe $200,000 plus interest at the rate of 9.0% per annum pursuant to a Release of Acquisition and “Spin Off” Agreement.  The claimant has remitted the filing fee of $1,000, and the arbitration is proceeding.  On February 12, 2010, the claimant filed an Amended Demand for Arbitration to include a claim for unjust enrichment.  On February 26, 2010, we filed an Answering Statement generally denying the allegations and asserting various affirmative defenses, including fraudulent inducement.  The arbitration hearing in this matter is scheduled to begin on September 21, 2010.  We intend to contest the underlying claims vigorously.

On December 4, 2009, we filed a lawsuit against Timothy T. Page and various entities that we believe are affiliated with and controlled by Mr. Page in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., et al. v. Timothy T. Page, et al.  In the lawsuit, we and the other individual plaintiffs (Russell Chaney and Jason Rapp) are seeking damages for federal securities law violations, breach of fiduciary duty, fraud, conversion, breach of contract and other common law violations arising from the defendants’ wrongful acts in connection with trading our securities and promoting and raising capital for us in relation to the share exchange transaction with our predecessor.  We believe that Mr. Page, through the other defendant entities, controlled a large majority of the outstanding shares of our common stock prior to that transaction, and acted as our promoter and fiduciary in that and related transactions.

On December 30, 2009, Mr. Page and several of the other defendants answered the lawsuit, asserting various affirmative defenses and filing counterclaims against us and the other plaintiffs for business disparagement, based upon alleged communications between us and a broker-dealer, and fraudulent inducement, in connection with alleged loans made to us by Testre LP.  On January 22, 2010, the plaintiffs filed a Motion to Dismiss the Counterclaims, which is now awaiting court decision.  We believe that the counterclaims are without merit and intend to defend them vigorously.

Also on December 30, 2009, Testre issued a letter demanding payment in thirty (30) days of alleged loans made to the company in the amount of $1,182,000.  Of that amount, a $750,000 purported loan was allegedly due to be converted into warrants to purchase 15,000,000 shares of our common stock upon the closing of the April 2008 share exchange.  The company does not believe that the $750,000 loan is a legitimate obligation, and we dispute that we owe any monies on the remaining supposed loans, in part because Testre and its affiliates, including Mr. Page, have caused damages to the company substantially in excess of these amounts.  On March 22, 2010, Testre filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., seeking $1,389,656 for breach of contract and principal and interest due on the loans mentioned above.  As of the date of this report, we have not been served with notice of this lawsuit.  We intend to defend this matter vigorously.

At this time, we are not involved in any other legal proceedings.  We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHODLER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock began being quoted on the Over-the-Counter Bulletin Board under the symbol “COYN” on July 1, 2008.

Prior to July 1, 2008, our common stock did not trade.  The following table shows the high and low daily closing sale prices per share of our common stock on the Over-the Counter Bulletin Board for each quarterly period since our common stock began trading on July 1, 2008.

	Price Range
Quarter Ending	High	Low
September 30, 2008	$1.35	$1.00
December 31, 2008	1.20	0.25
March 31, 2009	0.60	0.06
June 30, 2009	0.76	0.18
September 30, 2009	0.51	0.10
December 31, 2009	0.14	0.07

As of March 3, 2010, there were approximately 102 holders of record of our common stock, and the closing price on the OTC Bulletin Board as of March 3, 2010 was $0.08.

We have never declared or paid a dividend on our common stock.  The declaration of all dividends is within the discretion of our board of directors, which will review our dividend policy from time to time.  Our board may determine to retain earnings to finance the growth and development of our business.

Equity Compensation Plan Information

Incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

Not Applicable

ITEM 6.    SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and the financial statements and related notes included elsewhere in this report.

The information contained below may be subject to risk factors.  We urge you to review carefully the section “Risk Factors” above under Item 1A for a more complete discussion of the risks associated with an investment in our securities.  See “Special Note on Forward-Looking Statements and Risk Factors” above under Item 1.

Executive Overview

Since January 2005, when our predecessor, PostInk Technology, LP, a Texas limited partnership, was formed, we have primarily been a provider of software designed to enhance productivity and quality of work of the public safety community.  Effective April 25, 2008, we completed a share exchange with our predecessor.  In the share exchange, the owners of our predecessor acquired beneficial ownership of approximately 86% percent of our outstanding common stock.  In addition, in connection with the share exchange, we changed our name from Global Advance Corporation to COPsync, Inc.  As a result of the share exchange, for financial accounting purposes, we treated the share exchange as a purchase of our company by our predecessor.  Therefore, we have presented the historical financial statements of our predecessor, for comparison purposes, for all of our reporting periods prior to the share exchange presented in this report.

We were incorporated in Delaware on October 23, 2006.  Prior to the share exchange, we were a public shell company, with no or nominal assets or operations.  Since the share exchange, we have focused on the business of our predecessor to develop software designed to not only enhance productivity and quality of work, but also create a safer work environment, for the public safety community through real-time, in-car, public safety offense and incident data collection and sharing.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, see Note 2 to our consolidated financial statements.

Results of Continuing Operations for the Years Ended December 31, 2009 and 2008

Net Sales

Revenues for the year ended December 31, 2009 was $278,018, including $181,695 in hardware installation and other revenues and $96,323 in license fee revenues, compared to $3,598 for the year ended December 31, 2008, all of which were license fee revenues.  The increase in license fee revenue was due to a full year of sales after the release of our product for licensing in the fourth quarter of 2008.  We began selling and installing hardware required to run our software in the first quarter of 2009.  See Liquidity and Capital Resources below for a discussion of our “gross sales” for the years ended December 31, 2009 and December 31, 2008.

Cost of Revenues

Cost of revenues for the year ended December 31, 2009 was $695,757, compared to cost of revenues of $64,003 for the year ended December 31, 2008.  This increase in cost of revenues was due primarily to $539,195 in hardware and other costs, including $342,606 in incentives that we gave to our customers to supplement their purchase of hardware in the early part of 2009, compared to zero in 2008, and an increase of $92,559 in amortization of capitalized licensing costs, due to a full year of sales in 2009.  As a result, gross loss for the year ended December 31, 2009 was $417,739, compared to a gross loss of $60,405 for the year ended December 31, 2008.

Operating Expenses

Total operating expenses for the year ended December 31, 2009 was $1,778,216, compared to $545,425 for the year ended December 31, 2008.  This increase was due to an increase of over $500,000 in professional fees, as a result of a full year of being a publicly reporting company, an increase of over $600,000 in salaries and wages, primarily as the result of hiring additional sales staff, an increase of $81,422 in other general and administrative expenses, and smaller increases in depreciation and amortization and rent.

Other Income (Expense)

Other expense for the year ended December 31, 2009 was $614,774, compared to other expense of $24,513 for the year ended December 31, 2008.  This increase was due primarily to an increase in interest expense and an induced conversion expense relating to the agreed conversion of several convertible promissory notes at a price per share below their stated conversion price, which was offset by a slight increase in interest income.

Results of Continuing Operations for the Years Ended December 31, 2008 and 2007

Net Sales

Revenues for the year ended December 31, 2008 was $3,598, compared to $0 for the year ended December 31, 2007.  This increase was due to the release of our product for licensing in the third quarter of 2008.

Operating Expenses

Total operating expenses for the year ended December 31, 2008 was $605,850, compared to $566,810 for the year ended December 31, 2007.  This increase was due to an increase in depreciation and amortization, primarily because of an increase in capitalized software development costs, professional fees, as a result of becoming a publicly reporting company in April of 2008, and other general and administrative expenses, which was partially offset by a decrease in salaries and wages.

Other Income (Expense)

Other expense for the year ended December 31, 2008 was $24,513, compared to other expense of $114 for the year ended December 31, 2007.  This increase was due primarily to an increase in interest expense.

Liquidity and Capital Resources

As of December 31, 2009, we had $1,141,534 in cash and cash equivalents, compared to $209,378 as of December 31, 2008.  The increase was due primarily to cash in the amount of approximately $1.45 million received for the issuance of our new Series B Preferred Stock in October 2009 and approximately $850,000 from the issuance if our common stock and convertible notes throughout the year.  In 2009, we used $916,832 in net cash from operating activities, primarily due to our net loss, compared to $512,751 used in operating activities in 2008.  In 2009, we also used $437,378 in investing activities, compared to $592,433 used in 2008.  The decrease was primarily due to lower software development costs and lower purchases of property and equipment, which was offset by $50,000 in investment purchases.  In the year ended December 31, 2009, we had $2,286,366 in net cash from financing activities, compared to $1,311,790 in cash from financing activities in 2008.  The increase was primarily due to cash received from the issuance of our Series B Preferred Stock, common stock and convertible notes in 2009.

We define "gross sales" as the gross contract price accrued by us for installations of our software product and hardware related to our product.  During 2009, we had $1,153,914 in gross sales, including $533,293 in deferred revenues, which will be recognized over the term of the applicable license agreements, and $342,606 in incentives that we gave back to our customers to supplement their purchases of hardware in the early part of 2009, versus $913,836 in related expenses incurred by us during 2009.  We had $3,598 in gross sales in 2008, when we did not have any deferred revenue.  As of December 31, 2009, we had executed software license agreements under which we expect to install our product and related hardware, and receive $945,492 in gross sales, during the first half of 2010.  We believe that with cash on hand, and gross sales from pending contracts, as of December 31, 2009, we will be able to generate sufficient cash flow from our core business activities to meet our operating and capital needs, with moderate growth, for the next twelve months.  However, we are currently seeking additional capital to fund more significant growth than what expected cash flow would likely provide.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2009, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2014-2015	After 2015
Long-Term Debt Obligations	$46,284	$12,551	$26,373	$7,360	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	$532,000	$472,000	$60,000	-	-
Total Contractual Obligations	$578,284	$484,551	$86,373	$7,360	-

Recently Issued Accounting Standards

For information regarding our critical accounting policies and estimates, see Note 2 to our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth in Item 15(a) and begin at page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within the ninety day period preceding the filing of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of these material weaknesses, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2009, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2009.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of December 31, 2009, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out solely by our chief financial officer, our principal financial officer did not have a financial background and we did not have an audit committee to monitor and review the work performed.  The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Management- Directors, Executive Officers and Corporate Governance.”

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Information.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHODLERS MATTERS

Incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Report:
(1) Financial Statements:
Page

Report of Independent Registered Public Accounting Firm	F–2

Balance Sheets	F-3

Statements of Operations	F-5

Statements of Stockholders’ Equity	F-6

Statements of Cash Flows	F-8

Notes to the Financial Statements	F-10

(2) Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

(3) Management Contract or Compensatory Plan:

See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.4 through 10.8.

(b) Exhibits:

See Index to Exhibits.

(d) Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

By:	/s/ RUSSELL CHANEY
Russell Chaney
Chief Executive Officer

Date:  April 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ RUSSELL CHANEY	Chief Executive Officer and Director	April 12, 2010
Russell Chaney	(Principal Executive Officer and Principal Financial Officer)

/s/ SHANE RAPP	President and Director	April 12, 2010
Shane Rapp

INDEX TO EXHIBITS

Exhibit Number	Description

2.1
Share Exchange Agreement dated April 25, 2008 by and between Global Advance Corp. and PostInk Technology LP. (Incorporated herein by reference to registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2008).

3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).

3.2
Certificate of Designations of Series B Convertible Preferred Stock filed on October 14, 2009 (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

3.3	Bylaws (Incorporated by reference to registrants Registration Statement on Form SB-2 (Registration No. 333-140320)).

4.1	Form of Common Stock Certificate (Incorporated by reference to registrant’s Registration Statement on Form SB-2 (Registration No. 333-140320)).

10.2
Form of Warrant, dated as of October 14, 2009, issued by registrant to the investors in its Series B Preferred Stock (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.3
Investors’ Rights Agreement, dated as of October 14, 2009, by and among registrant and the investors in its Series B Preferred Stock (excluding exhibits) (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.4
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between Russell D. Chaney and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.5
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between J. Shane Rapp and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.6
Executive Employment Agreement, dated October 14, 2009, by and between Randy Comer and registrant (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.7
Form of Indemnification Agreement, dated as of October 14, 2009, by and between registrant and its officers and directors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.8	Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-161882)).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 1350 Certifications.
___________________

*	Filed herewith.

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CopSync, Inc.

We have audited the accompanying balance sheets of CopSync, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CopSync, Inc. at December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 2, 2010

COPSYNC, INC.
Consolidated Balance Sheets

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents (Note 2)	$1,141,534	$209,378
Accounts receivable, net (Note 2)	40,371	-
Prepaid expenses	14,972	-

Total Current Assets	1,196,877	209,378

PROPERTY AND EQUIPMENT (Note 2)

Computer hardware	52,363	43,232
Computer software	18,259	16,669
Fleet vehicles	77,209	51,393
Furniture and fixtures	45,832	45,132

Total Property and Equipment	193,663	156,426
Less: Accumulated Depreciation	(98,505)	(67,402)

Net Property and Equipment	95,158	89,024

OTHER ASSETS

Software development costs, net (Note 2)	2,345,375	2,127,296
Debt issuance costs, net	16,708	-
Investments (Note 2)	50,000	-
Lease security deposit	750	750

Total Other Assets	2,412,833	2,128,046

TOTAL ASSETS	$3,704,868	$2,426,448

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2009	2008

CURRENT LIABILITIES

Accounts payable and accrued expenses	$508,772	$77,633
Preferred stock dividends payable (Note 5)	21,690	-
Deferred revenues on licensing contracts, current
portion (Note 2)	169,453	-
Convertible notes payable, current portion, net of note
discount of $-0-, respectively (Note 4)	472,000	420,000
Notes payable, current portion (Note 3)	12,551	7,453

Total Current Liabilities	1,184,466	505,086

LONG-TERM LIABILITIES

Deferred revenues on licensing contracts (Note 2)	363,840	-
Convertible notes payable,net of note discount of
$46,041 and $-0-, respectively (Note 4)	13,959	-
Notes payable (Note 3)	33,733	24,592

Total Long-Term Liabilities	411,532	24,592

Total Liabilities	1,595,997	529,678

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
100,000 shares authorized; 100,000 shares issued
and outstanding, respectively (Note 5)	10	10
Series B Preferred stock, par value $0.0001 per share,
400,000 shares authorized; 362,500 and -0- shares
issued and outstanding, respectively (Note 5)	36	-
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 126,086,967 and
120,273,001 shares issued and outstanding,
respectively (Note 5)	12,609	12,027
Common stock to be issued, 130,885 shares (Note 5)	19,633	-
Additional paid-in-capital	6,778,430	3,527,549
Accumulated deficit	(4,701,847)	(1,642,816)

Total Stockholders' Equity	2,108,871	1,896,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,704,868	$2,426,448

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

REVENUES

Hardware, installation and other revenues	$181,695	$-
License fee revenues	96,323	3,598

Total Revenues	278,018	3,598

COST OF REVENUES

Hardware and other costs	539,195	-
Amortization of capitalized licensing costs (Note 2)	156,562	64,003

Total Cost of Revenues	695,757	64,003

GROSS PROFIT (LOSS)	(417,739)	(60,405)

OPERATING EXPENSES

Depreciation and amortization	31,103	18,411
Professional fees	645,495	117,414
Salaries and wages	814,169	206,873
Rent (Note 10)	31,475	28,175
Other general and administrative	255,974	174,552

Total Operating Expenses	1,778,216	545,425

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,195,955)	(605,830)

OTHER INCOME (EXPENSE)

Interest income	2,811	1,199
Induced conversion expense (Note 5)	(106,692)	-
Interest expense	(284,281)	(25,712)

Total Other Income (Expense)	(388,162)	(24,513)

NET LOSS BEFORE INCOME TAXES	(2,584,117)	(630,343)

INCOME TAXES (Note 2)	-	-

NET LOSS	$(2,584,117)	$(630,343)

Series B preferred stock dividend	(21,690)	-
Beneficial conversion feature on Series B preferred	(453,224)	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,059,031)	$(630,343)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	121,494,343	112,669,755

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC
Consolidated Statements of Stockholders' Equity
For the Period January 1, 2008 through December 31, 2009

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock To	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Paid-in Capital	Deficit

Balance, December 31, 2007	100,000	$10	-	$-	99,423,074	$9,942	$-	$2,597,201	$(1,012,473)

Reverse merger adjustment (Note 1)	-	-	-	-	18,361,247	1,836	-	(1,836)	-

Common stock issued for cash at prices ranging from $0.35 to $0.40 per share	-	-	-	-	2,437,251	244	-	914,189	-

Common stock issued in lieu of related party notes payable at $0.35 per share	-	-	-	-	51,429	5	-	17,995	-

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(630,343)

Balance, December 31, 2008	100,000	10	-	-	120,273,001	12,027	-	3,527,549	(1,642,816)

Reclassification for contingent liability (Note 9)	-	-	-	-	-	-	-	(200,000)	-

Beneficial conversion feature on convertible notes payable (Note 4)	-	-	-	-	-	-	-	260,000	-

Valuation of 875,000 warrants granted to two separate advisory firms (Note 6)	-	-	-	-	-	-	-	295,858	-

Common stock issued for services at $0.58 per share	-	-	-	-	50,000	5	-	28,995	-

Common stock issued for cash at prices ranging from $0.10 to $0.20 per share	-	-	-	-	3,963,334	397	19,633	464,598	-

Subtotal	100,000	$10	-	$-	124,286,335	$12,429	$19,633	$4,377,000	$(1,642,816)

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC
Consolidated Statements of Stockholders' Equity
For the Period January 1, 2008 through December 31, 2009

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock To	Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Be Issued	Paid-in Capital	Deficit

Balance forward	100,000	$10	-	$-	124,286,335	$12,429	$19,633	$4,377,000	$(1,642,816)

Series B Preferred shares and warrants issued for cash at $4.00 per unit, along with the valuation of warrants granted and beneficial conversion feature on preferred shares issued	-	-	362,500	36	-	-	-	1,972,914	-

Accretion of beneficial conversion feature on Series B preferred shared to be recognized in a future period	-	-	-	-	-	-	-	(69,726)	-

Common stock issued in conversion of notes payable at $0.10 per share, including induced conversion expense	-	-	-	-	2,667,300	267	-	373,155	-

Common stock cancelled	-	-	-	-	(1,000,000)	(100)	-	100	-

Common stock issued in lieu of accrued expenses at $0.30 per share	-	-	-	-	133,332	13	-	39,987	-

Additional capital contributed through services rendered	-	-	-	-	-	-	-	85,000	-

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-	(21,690)

Series B Preferred stock - deemed dividends from accretion of Preferred discounts	-	-	-	-	-	-	-	-	(453,224)

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(2,584,117)

Balance, December 31, 2009	100,000	$10	362,500	$36	126,086,967	$12,609	$19,633	$6,778,430	$(4,701,847)

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,584,117)	$(630,343)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	187,665	82,414
Beneficial conversion feature	213,959	-
Induced conversion expense	106,692	-
Additional expense for granting of warrants	295,858	-
Issuance of common stock for services rendered	29,000	-
Capital contributed through services rendered	85,000	-
Write-off of patent costs	-	15,560
Change in operating assets and liabilities:
Accounts receivable	(40,371)	-
Debt issuance costs	(16,708)	-
Prepaid expenses	(14,972)	-
Deferred revenues	533,293	-
Accounts payable and accrued expenses	287,869	19,618

Net Cash Used in Operating Activities	(916,832)	(512,751)

CASH FLOWS FROM INVESTING ACTIVITIES
		-
Software development costs	(374,641)	(563,964)
Investments purchased	(50,000)	-
Purchases of property and equipment	(12,737)	(28,469)

Net Cash Used in Investing Activities	(437,378)	(592,433)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash, net of
offering costs	464,995	914,433
Payments on notes payable	(10,262)	(7,643)
Payments on notes from related parties -
directors and stockholders	-	(15,000)
Proceeds received on notes and convertible notes	362,000	420,000
Issuance of series B preferred shares for cash	1,450,000	-
Proceeds from common stock to be issued	19,633	-

Net Cash Provided by Financing Activities	2,286,366	1,311,790

NET INCREASEIN CASH AND CASH EQUIVALENTS	932,156	206,606

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	209,378	2,772

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,141,534	$209,378

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,414	$3,160
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$24,500	$-
Common stock issued in lieu of notes payable	$-	$18,000
Common stock issued in lieu of accrued expenses	$40,000	$-
Common stock issued in conversion of notes payable
and accrued interest	$266,730	$-
Common stock issued for services rendered	$29,000	$-
Series B Preferred stock dividends declared	$474,914	$-

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008
NOTE 1 - NATURE OF ORGANIZATION

COPsync, Inc. (formerly, Global Advance Corporation) (“the Company”), was incorporated on October 23, 2006 in Delaware.  On March 20, 2008, the stockholders of the Company approved an amendment to the Articles of Incorporation to change its name from Global Advance Corporation to COPsync, Inc.  This amendment was filed on April 8, 2008.

The Company operates as a software provider that not only enhances productivity and quality of work, but creates a safer work environment for the public safety community through real-time, in-car, public safety data collection and sharing.

On April 8, 2008, the Company amended its Certificate of Incorporation to implement a 15-for-1 forward stock split.  The accompanying consolidated financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.  On April 17, 2008, the Company again amended its Certificate of Incorporation to increase its authorized shares of common stock from 50,000,000 to 500,000,000, and authorize 1,000,000 shares of Series A Preferred Stock, par value $0.0001.  On September 2, 2009, the Certificate of Incorporation was amended again and restated to reduce the number of authorized Series A Preferred Stock to 100,000, to designate the rights and privileges of the Series A Preferred Stock, and to give the Company’s Board of Directors the authority to authorize additional series of preferred stock.  On October 14, 2009, the Certificate of Incorporation was amended again through a Certificate of Designations, authorizing and designating a new series of 400,000 of Series B Preferred Stock.

On April 25, 2008, the Company entered into an acquisition agreement with PostInk Technology, LP (“PostInk”) and RSIV, LLC (the general partner of PostInk) to acquire 100% of the ownership interests in PostInk.  On the closing date, the Company issued 25,000,005 shares (post forward stock split) of its common stock, 100,000 shares of its Series A Preferred Shares and warrants to purchase 74,423,069 shares (post forward stock split) of its common stock, in exchange for 100% of PostInk.  The acquisition agreement also called for the cancellation of 29,388,750 shares of common stock held by the Company’s existing stockholders, but only 26,638,750 shares were actually turned over for cancellation.  During the year ended December 31, 2009, an additional 1,000,000 of the remaining shares were recovered by the Company and were cancelled.

The shares issued in the acquisition resulted in the owners of PostInk having operating control of the Company immediately following the acquisition, as the owners of PostInk exercised control over a majority of the Company’s shares.  Therefore, this acquisition has been accounted for in the accompanying consolidated financial statements as a reverse acquisition, with PostInk becoming a wholly-owned subsidiary of the Company.  These consolidated financial statements represent a continuation of PostInk, not COPsync, Inc. (formerly, Global Advance Corporation), the legal parent company.  PostInk is treated as the accounting acquirer for accounting purposes and COPsync, Inc. is the acquirer for legal purposes. The historical financial statements presented are those of PostInk rather than COPsync, Inc. prior to the acquisition and consolidated post acquisition.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

a.      Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.      Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

c.      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s material estimates include the capitalization of labor under software development costs and the related estimated useful life of the capitalized software development costs.

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

Depreciation expense on property and equipment was $31,103 and $18,411 for the years ended December 31, 2009 and 2008, respectively.

e.      Software Development Costs

The Company capitalizes software development costs in accordance with Accounting Standards Codification (“ASC”) 985, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“ASC 985”) (formerly SFAS No. 86) under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

e.      Software Development Costs (Continued)

The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over fifteen years, based on management’s estimated economic life of the product.

Software development costs as of December 31, 2009 and 2008, respectively, are as follows:

	December 31,
	2009	2008
Capitalized software development costs	$2,565,940	$2,191,299
Accumulated amortization	(220,565)	(64,003)

Total	$2,345,375	$2,127,296

Amortization expense related to these costs was $156,562 and $64,003 for the years ended December 31, 2009 and 2008, respectively.  The Company has not recorded any impairments on the capitalized software developments costs as of December 31, 2009 or 2008.

f.     Concentrations of Risk

Cash

The Company places its cash and cash equivalents at well known quality financial institutions. The Company’s cash deposits held in a bank at December 31, 2009 and 2008, respectively, were $1,141,534 and $209,378, of which up to $250,000 was covered by federal depository insurance. The Company has not experienced losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  As of December 31, 2009 and 2008, the Company has recorded an allowance for doubtful accounts of $-0-, respectively, due to the current nature of the Company’s accounts receivable balances.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

f.     Concentrations of Risk (Continued)

Major Supplier

Approximately 87% of the Company’s cost of revenues – hardware costs for the year ended December 31, 2009 relates to hardware purchased from a single supplier.  Likewise, approximately 34% of the Company’s accounts payable as of December 31, 2009 is owed to this same major supplier.  The Company could be adversely affected by the termination of this supplier relationship, although management of the Company believes that there are other vendors available to supply the Company if this were to happen.

Governmental Constraints

A significant portion of the Company’s revenues are generated through police and sheriff departments that are subject to governmental budget processes.  The Company may be adversely affected by possible governmental budget cuts and/or economic instability.  The effect of these factors, however, cannot be accurately predicted.

g.      Fair Value of Financial Instruments

The Company has adopted ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows: Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the accompanying balance sheets as of December 31, 2009 and 2008 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

h.      Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605.10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

The Company's sales arrangements include multiple deliverables as defined in ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”) (formerly Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables) which typically include computer hardware, hardware installation, license fees, and other miscellaneous revenues related to training and interface development.  Certain transactions have multiple deliverables, with the deliverables clearly defined. To the extent that the secondary deliverables are other than perfunctory, the Company recognizes the revenue on each deliverable, if separable, or on the completion of all deliverables, if not separable, based on the allocation of the deliverables fair value, all in a manner consistent with ASC 605-25.

In general, the Company recognizes revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured.

Per the terms of the licensing agreements, generally the entire license fee is received by the Company at the beginning of the contract, which funds are then used to purchase the related hardware and software needed.  Accordingly, at December 31, 2009, the Company had received a total of $629,616 of which only $96,323 has been recorded as earned revenue. The remaining amount of $533,293 has been recorded as deferred revenue on licensing agreements, which will be recognized as revenue over the remaining term of the licensing agreements, as earned.

In addition, the Company recognizes revenue related to hardware sales, installation of hardware, training, and other related revenue items when the hardware is delivered and installed, and collection is reasonably assured.  Refundable fees are not recognized as revenue until the refund terms have expired.

i.      Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109).  Under this accounting standard, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  The Company maintains a valuation allowance with respect to deferred tax assets.

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2009 and 2008.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

There are no tax positions included in the accompanying consolidated financial statements at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company files income tax returns in the U.S. federal and Texas jurisdictions.  Tax years 2008 to current remain open to examination by U.S. federal and state tax authorities.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

Year Ended December 31,
	2009	2008

Balance, beginning of year	$-	$-
Decrease in tax positions for prior years	-	-
Increase in tax positions for prior years	-	-
Increase in tax positions for current year	-	-
Settlements	-	-
Lapse in statute of limitations	-	-

Balance, end of year	$-	$-

From inception through December 31, 2009, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carryforward has been fully reserved.  The cumulative net operating loss carryforward is approximately $3,670,000 at December 31, 2009, and will expire in the years 2026 through 2029.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.      Income Taxes (Continued)

The deferred tax asset and the valuation account are as follows at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Deferred tax asset:
Net operating loss carryforwards	$1,247,800	$558,600
Valuation allowance	(1,247,800)	(558,600)

Total	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book income (loss)	$(878,600)	$214,300)
Stock for expenses	9,900	-
Option and warrant expenses	100,600	-
Other	137,900	-
Change in valuation allowance	630,200	214,300
	$-	$-

The components of income tax expense are as follows for the years ended December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008

Current income tax expense (benefit):
Federal	$-	$-
State	-	-
Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Valuation allowance	(214,200)	(72,800)
Net operating loss carryforward	214,200	72,800

Income tax provision	$-	$-

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

j.      Basic and Fully Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 9,220,000 and 8,400,000 shares pursuant to the convertible debentures, 19,039,800 and 15,264,800 shares pursuant to outstanding warrants, 3,150,000 and -0- pursuant to employee options and 89,500,000 and 75,000,000 shares pursuant to the conversion of preferred shares as of December 31, 2009 and 2008, respectively, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the years ended December 31, 2009 and 2008, respectively:

	For the Year Ended December 31,
	2009	2008
Net (loss) available to common shareholders	$(2,584,117)	$(630,343)

Series B Preferred stock dividends and beneficial conversion feature recorded	(474,914)	-

	$(3,059,031)	$(630,343)

Weighted average shares	121,494,343	112,669,755

Basic and fully diluted loss per share (based on weighted average shares)	$(0.03)	$(0.01)

k.      Newly Adopted Pronouncements

In March 2008, the Company adopted a new accounting standard, as codified in Accounting Standards Codification (“ASC”) 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133).  This new standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how the instruments are accounted for, and how the instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  The guidance in this new standard was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement will require no changes in the Company’s financial reporting practices at the present time.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

k.      Newly Adopted Pronouncements (Continued)

In May of 2008, the Company adopted a new accounting standard regarding the hierarchy of Generally Accepted Accounting Principles.  This standard identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This standard was effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board.  This statement will require no changes in the Company’s financial reporting practices.

In June 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events), which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new standard is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The adoption of this new standard had no impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

k.      Newly Adopted Pronouncements (Continued)

This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company adopted this new standard during the year ended December 31, 2009.

l.      Investments

The Company’s investments are recorded at cost.  The Company has invested a total of $50,000 as of December 31, 2009 into a Limited Liability Company (“LLC”) that plans on producing a documentary film.  The Company is not responsible, however, for any aspect of the production or distribution of the film.  Pursuant to the LLC’s Operating Agreement, the Company will receive the first $75,000 of distributable net income, after all outstanding expenses and fees are paid.  After the first $75,000 is distributed, the Company will receive 50% of the remaining distributable net income.

In accordance with the three levels of valuation hierarchy as defined in Note 2(g), the Company uses Level 3 inputs for its valuation methodology for this investment in the LLC.

	Fair Value As of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investment in LLC	$50,000	-	-	$50,000

Management has evaluated this investment for possible impairment as of December 31, 2009 but did not identify any events or changes in circumstances that might have a significant adverse effect on the fair value of this investment.

m.      Principles of Consolidation

The consolidated financial statements include the accounts of COPsync, Inc., and its wholly-owned subsidiary, PostInk Technology, LP. All material intercompany accounts and transactions have been eliminated in the consolidation.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

n.      Preferred Stock Issuances with Beneficial Conversion Features

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The Series B Preferred shares may be converted into shares of the Company’s common stock at a ratio of 40-to-1.  The detachable warrants are exercisable at $0.20 per share.

o.      Development Stage

For the year ended December 31, 2008, the Company was considered to be in the development stage since the Company had not yet experienced significant revenues from operations.  However, during the year ended December 31, 2009, the Company emerged from the development stage due to significant revenues.

NOTE 3 -  NOTES PAYABLE

Notes payable as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Notes payable to a financing company, interest at 8.25% per annum, payable in monthly installments of $818, matures in October 2012, secured by two vehicles.	$24,594	$32,045

Note payable to a financing company, interest at 6.75% per annum, payable in monthly installments of $482, matures in April 2014, secured by a vehicle.	21,690	-

Total notes payable	46,284	32,045
Less: current portion	(12,551)	(7,453)

Long-term portion of notes payable	$33,733	$24,592

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -  NOTES PAYABLE (Continued)

Future principal payments on long-term debt are as follows:

For the Years Ending December 31,

2010	$12,551
2011	13,554
2012	12,819
2013	5,457
2014	1,903
2015 and thereafter	-

Total	$46,284

NOTE 4 -   CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from an individual pursuant to a series of loan agreements.  The loans bear interest at 9% per annum, are due 30 days after demand, and are payable, at the option of the lender, with shares of common stock at $0.05 per share.  Accrued interest on these loans at December 31, 2009 and 2008 totaled $60,352 and $22,552, respectively. (See also Note 9 regarding litigation involved with the individual that holds this $420,000 convertible note payable).

During the year ended December 31, 2009, the Company received a total of $362,000 from various individuals pursuant to convertible notes payable. These notes bear interest at rates between 2.5% and 10% per annum, are due between March 31, 2011 and July 23, 2011, with one due on demand, and are convertible into common stock at either $0.10 or $0.20 per share. As discussed in Note 5, $266,730 ($250,000 in principal and $16,730 in accrued interest) of these convertible notes was converted into 2,667,300 shares of common stock, due to an agreement from the Company to induce the note holders to convert.  The inducement allowed the notes to convert at $0.10 per share, thus creating an induced conversion expense of $106,692.  Accrued interest on the remaining $112,000 convertible notes payable at December 31, 2009 totaled $3,269. (See also Note 9 regarding litigation involved with the company that holds $52,000 of the $112,000 convertible notes payable mentioned in this paragraph).

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -  CONVERTIBLE NOTES PAYABLE (Continued)

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded.  However, pursuant to the terms of the new convertible notes received during 2009, a beneficial conversion feature was recorded for the year ended December 31, 2009, totaling $260,000, which is amortized over the term of the notes, or two years, except for one note where the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.  However, since certain of these notes were converted into common stock during 2009, the remaining discount on these notes was fully amortized during 2009.  The unamortized note discount on the remaining $112,000 in convertible notes payable as of December 31, 2009 is $46,041.

Convertible notes payable are summarized as follows:

Total convertible notes payable	$532,000
Less: unamortized note discount	(46,041)

Convertible notes payable, net	485,959
Less: current portion	(472,000)

Convertible notes payable, net, long-term portion	$13,959

  Future principal payments on convertible notes payable are as follows:

For the Years Ending December 31,

2010	$472,000
2011	60,000
2012 and thereafter	-

Total	$532,000

NOTE 5 -  STOCK TRANSACTIONS

Common Stock

During the year ended December 31, 2008, as previously explained, the Company issued a total of 25,000,005 shares of common stock, warrants to purchase 74,423,069 shares of common stock and 100,000 shares of Series A Preferred Stock, pursuant to an acquisition agreement with PostInk and RSIV, LLC in exchange for all of the interests in PostInk.  These shares issued have been shown as a retroactive adjustment to the outstanding shares just prior to the acquisition, pursuant to reverse acquisition accounting.  In addition, in conjunction with the acquisition agreement, the Company also granted warrants to purchase a total of 15,000,000 shares of its common stock to an individual to satisfy a loan previously held by the parent company, exercisable at $0.05 per share, which expire on April 1, 2012.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 -  STOCK TRANSACTIONS (Continued)

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

During the year ended December 31, 2009, the Company entered into an agreement with a consulting firm to assist the Company with its investor and public relations.  Per the terms of the agreement, the consulting firm received 50,000 shares of common stock during the year ended December 31, 2009, valued at $29,000 or $0.58 per share, the market value of the shares on the date the shares were issued.  The Company also issued 133,332 shares of common stock in lieu of accrued expenses, valued at $40,000 or $0.30 per share, the market value of the shares on the date the shares were issued.

Also during the year ended December 31, 2009, the Company issued a total of 3,963,334 shares of common stock at prices ranging from $0.10 to $0.20 per share, for total proceeds of $480,506.  Stock offering costs of $15,511 were paid in conjunction with this fundraising effort.  In addition, an additional $19,633 was received during the year ended December 31, 2009 pursuant to two separate subscription agreements for shares to be issued at $0.15 per share.  The shares are expected to be issued during early 2010.

As previously explained in Note 4, during the year ended December 31, 2009, the Company issued a total of 2,667,300 shares of common stock to three individuals in conversion of convertible notes payable and accrued interest totaling $266,730, convertible at $0.10 per share.  Certain of these convertible notes payable were originally convertible at $0.20 per share, rather than the $0.10 per share.  Accordingly, on the date of the conversion, the Company recorded an additional expense of $106,692 as an induced conversion expense.

Common Stock

The Company also recorded contributed capital of $85,000 related to the forfeiture of contractual payroll by certain corporate officers during the year ended December 31, 2009.

Preferred Stock

Pursuant to the acquisition agreement previously discussed in Note 1, the Company issued a total of 100,000 shares of Series A Preferred Stock.  After the designations of that series was established by amendment to the Certificate of Incorporation, each share of Series A Preferred Stock is now convertible into one share of common stock, but has voting rights on a basis of 750 votes per share.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 -  STOCK TRANSACTIONS (Continued)

On October 14, 2009, the Company completed a private placement of its equity securities in which the Company raised an additional $1,450,000 in gross proceeds.  Pursuant to this private placement, the Company issued 362,500 shares of the Company’s newly designated Series B Convertible Preferred Stock, which Series B Preferred Stock is convertible into a total of 14,500,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 2,900,000 shares of common stock.

The Series B preferred stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B stock purchased.  The purchase price for each unit was $4.00 per share of Series B stock purchased.

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  On October 14, 2009, as a result of this calculation, the Company recorded a discount on this Series B preferred stock issuance, totaling $522,950, based on the beneficial conversion feature and the valuation of the 2,900,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is 90 days.  Accordingly, for the year ended December 31, 2009, the Company recorded accretion of this discount (recorded as a Series B preferred stock deemed dividend from the beneficial conversion feature), totaling $453,224, with the remaining $69,726 to be recorded during the year ended December 31, 2010.

The 2,900,000 warrants granted have an exercise price of $0.20 per share and expire on October 14, 2011.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: i) stock dividends, stock splits or reverse stock splits; ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or iv) a liquidation or dissolution of the Company.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 -  STOCK TRANSACTIONS (Continued)

Preferred Stock (Continued)

Also in connection with this private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the SEC by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.

The newly designated Series B Preferred Stock issued in this private placement will i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) will have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of December 31, 2009 of $21,690 on the Series B Preferred Stock.

NOTE 6 -  OUTSTANDING WARRANTS

As previously discussed in Note 5, the Company granted warrants to purchase 15,000,000 shares of its common stock to an individual, in conjunction with the acquisition agreement, which warrants are exercisable at $0.05 per share, and expire on April 1, 2012.  In addition, pursuant to certain private placements at $0.40 per share, the Company also granted warrants to purchase a total of 264,800 shares of common stock to the investors, exercisable at $0.60 per share, which expire on March 1, 2010.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, Compensation – Stock Compensation (ASC 718), (formerly SFAS No. 123R), which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, no value was assigned to the warrants granted, thus no additional expense was recorded under the Black-Scholes option pricing model.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -  OUTSTANDING WARRANTS (Continued)

During 2008, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.78%
Expected life	18 months
Expected volatility	25%
Dividend yield	0.0%

During the year ended December 31, 2009, pursuant to certain advisory agreements as discussed in Note 7, the Company granted warrants to purchase a total of 875,000 shares of common stock to two separate advisory firms, exercisable at either $0.10 or $0.20 per share, which expire between June 17, 2012 and June 5, 2014.

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

Under the provisions of ASC 718, values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, thus an additional expense of $295,858 was recorded under the Black-Scholes option pricing model for the year ended December 31, 2009.  An additional $12,458 will be recorded during the year ended December 31, 2010 pursuant to these warrants granted during 2009 as the warrants become fully vested.

During 2009, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.76% - 2.85%
Expected life	36 months - 60 months
Expected volatility	232% - 244%
Dividend yield	0.0%

As previously discussed in Note 5 above, during October 2009, the Company also granted warrants to purchase an additional 2,900,000 shares of common stock pursuant to a private placement.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2011.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -  OUTSTANDING WARRANTS (Continued)

A summary of the status of the Company’s outstanding warrants as of December 31, 2009 and the changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	-	n/a

Granted	15,264,800	$0.06
Exercised/Expired/Cancelled	-	n/a

Outstanding, December 31, 2008	15,264,800	$0.06

Granted	3,775,000	0.20
Exercised/Expired/Cancelled	-	n/a

Outstanding, December 31, 2009	19,039,800	$0.10

Exercisable, December 31, 2009	19,039,800	$0.10

As of December 31, 2009, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

15,000,000	$0.05	April 1, 2012
2,900,000	$0.20	October 14, 2011
264,800	$0.60	March 1, 2010
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
50,000	$0.10	June 5, 2014

19,039,800

As of December 31, 2008, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

15,000,000	$0.05	April 1, 2012
264,800	$0.60	March 1, 2012
15,264,800

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -  OUTSTANDING WARRANTS (Continued)

The following is a summary of outstanding and exercisable warrants at December 31, 2009:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/09	Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price

$0.05	15,000,000	2.25	$0.05	15,000,000	$0.05
0.20	2,900,000	1.79	0.20	2,900,000	0.20
0.60	264,800	0.16	0.60	264,800	0.60
0.20	425,000	4.17	0.20	425,000	0.20
0.20	400,000	2.46	0.20	400,000	0.20
0.10	50,000	4.43	0.10	50,000	0.10

$0.05 - 0.60	19,039,800	2.21	$0.10	19,039,800	$0.10

The following is a summary of outstanding and exercisable warrants at December 31, 2008:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/08	Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/08	Weighted Average Exercise Price

$0.05	15,000,000	3.25	$0.05	15,000,000	$0.05
0.60	264,800	1.16	0.60	264,800	0.60

$0.05 - 0.60	15,264,800	3.22	$0.06	15,264,800	$0.06

NOTE 7 -  ADVISORY AGREEMENTS

During the year ended December 31, 2009, the Company entered into an agreement with an advisory firm to assist the Company in raising additional capital.  Per the terms of the agreement, the advisory firm will receive a finder’s fee of $100,000 for the first phase of financing (up to $1,000,000), and $200,000 for the second phase of financing (up to $2,000,000).  In addition, the advisory firm is to receive warrants to purchase up to 5,000,000 shares of common stock (done in tranches, based upon capital raised) at $0.20 per share for a five-year period, with anti-dilution protection, and a cashless exercise feature.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 7 -  ADVISORY AGREEMENTS (Continued)

Pursuant to this advisory firm agreement, the Company has paid a total of $25,000 of the $100,000 finder’s fee through December 31, 2009, as the advisory firm has raised $250,000 in convertible debt out of the maximum of $1,000,000 first phase, or 25%.  No additional finder’s fees are owed until additional financing is obtained.  In addition, the Company granted warrants to purchase 425,000 of the 5,000,000 shares of common stock to the advisory firm during the year ended December 31, 2009, based upon the amount of capital raised.  No additional warrants are owed pursuant to this agreement as of December 31, 2009, until additional financing is obtained.  Also during the year ended December 31, 2009, the Company granted the same advisory firm, pursuant to a separate agreement, warrants to purchase a total of 400,000 shares of common stock, out of warrants to purchase 2,000,000 shares of common stock issuable under that agreement, at $0.20 per share, for a three year period, for advisory services.  The 825,000 warrants granted were valued at $278,418, or approximately $0.34 per warrant.

Also during the year ended December 31, 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  Per the terms of the agreement, the advisory firm will receive a consulting fee of $5,000 per month with $5,000 payable on the execution of the agreement and $55,000 being deferred until such time as the Company feels it can afford to pay the monthly retainer, or the Company raises $1,500,000 or more in debt or equity during the term of the agreement, or the Company received $500,000 in revenue, but no later than on the date of termination or cancellation of the agreement.  $5,000 has been accrued by the Company as of December 31, 2009 pursuant to this agreement.  In addition, the advisory firm is to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount will be expensed over the twelve-month contract at $3,750 per month.  In addition, the advisory firm received warrants to purchase 50,000 shares of common stock at $0.10 per share for a five-year period, with a cashless exercise feature.  These warrants were valued at $29,898 or $0.60 per warrant share.  This expense will also be recognized over the twelve month contract at $2,491 per month.  The advisory firm will also receive $50,000 if the Company receives $1,500,000 in revenue or raises $1,500,000 in debt or equity during the term of the agreement.  Also pursuant to the agreement, the advisory firm will also receive warrants to purchase 1,250,000 shares of common stock at $0.10 per share for a seven-year period, with a cashless exercise feature, subject to the advisory firm satisfying certain criteria.  These warrants have not yet been granted since the criteria have yet to be satisfied.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 -  EMPLOYEE OPTIONS

Effective December 16, 2009, the Company’s Board of Directors granted certain employees options to purchase a total of 3,150,000 shares of common stock, exercisable at $0.09 per share, the market value of the Company’s common stock on the date the options were granted, which expire on December 15, 2019.  These options vest 100% in sixty equal monthly installments, beginning one month after the date of grant.  As previously discussed, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted, however, since none of the options were vested as of December 31, 2009, no expense related to these options was recorded under the Black-Scholes option pricing model for the year ended December 31, 2009.  However, additional expense of $283,003, the total value of the options granted pursuant to the Black-Scholes option pricing model, will be expensed over the next ten years, or $28,300 per year, as the options become vested.

During 2009, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	3.61%
Expected life	10 years
Expected volatility	194%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding options as of December 31, 2009 and the changes during the year then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2008	-	$-

Granted	3,150,000	0.09
Exercised / Expired / Cancelled	-	n/a

Outstanding, December 31, 2009	3,150,000	$0.09

Exercisable, December 31, 2009	-	$-

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 -  EMPLOYEE OPTIONS (Continued)

As of December 31, 2009, the following options were outstanding:

Options	Exercise Price	Termination Dates

3,150,000	$0.09	December 15, 2019

The following is a summary of outstanding and exercisable employee options at December 31, 2009:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/09	Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted Average Exercise Price

$0.09	3,150,000	9.96	$0.09	-	n/a

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

Contingent Liability

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed a demand against the Company in the American Arbitration Association in San Antonio, Texas. The demand alleges breach of contract and seeks repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  At the time of this filing, RCTY has not paid the administrative fee required to proceed with the arbitration, and the Company has not yet answered the demand.  However, if RCTY takes steps to proceed with the action, the Company intends to defend itself vigorously.  Specifically, the Company intends to deny that RCTY has alleged a valid debt of the Company based on RCTY’s representations to the Company that the $200,000 was only to be repaid upon the fulfillment of certain conditions that never occurred.  The Company intends to assert affirmative defenses for, inter alia, fraudulent inducement.

At December 31, 2008, pursuant to the Company’s belief that the amount was not intended to be repaid, the Company recorded the $200,000 as additional equity.  However, in order to be conservative at December 31, 2009, the Company has reclassified this $200,000 as a liability, pending the outcome of this proceeding.

Employment Agreements

Chief Executive Officer (CEO)

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with an employee of the Company to be its Chief Executive Officer (CEO) through December 15, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $160,000 per annum.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Chief Executive Officer (CEO) (Continued)

The employee is also entitled to a 100% match of the employee’s semi-monthly contribution to the Company’s 401K program or comparable personal retirement program.  The Company will also purchase and maintain at its expense term life insurance on the life of the employee in the face amount of $350,000 payable to the beneficiary or beneficiaries designated by the employee, contingent upon the employees’ insurability at no more than 150% of standard risk costs from a high quality insurance carrier.

The employee has agreed to forego the salary increase and obligation of Company’s 401K matching, as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $40,000 during the year ended December 31, 2009 related to the foregone salary increase.

President

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with an employee of the Company to be its President, through December 31, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $115,000 per annum through March 31, 2010, increasing to $130,000 per annum after April 1, 2010.

The employee is also entitled to a 100% match of the employee’s semi-monthly contribution to the Company’s 401K program or comparable personal retirement program.  The Company will also purchase and maintain at its expense term life insurance on the life of the employee in the face amount of $350,000 payable to the beneficiary or beneficiaries designated by the employee, contingent upon the employees’ insurability at no more than 150% of standard risk costs from a high quality insurance carrier.

The employee has agreed to forego the salary increase and obligation of Company’s 401K matching, as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $45,000 during the year ended December 31, 2009 related to the foregone salary increase.

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Executive Vice-President of Sales and Marketing

Effective September 15, 2009, the Company entered into an employment agreement with an employee of the Company to be its Executive Vice-President of Sales and Marketing, continuing until October 12, 2014, at a base salary of not less than $220,000 per annum, payable in cash of $150,000 and $70,000 per year in shares of restricted common stock.  The shares will accumulate monthly, based upon the average trading price of the Company’s common stock during such month, and will be payable to the employee on the earlier to occur of i) September 15, 2010, or ii) the date on which the Company has reported net income in accordance with Generally Accepted Accounting Principles, for two consecutive quarters.  The Company has accrued a total of $20,417 as of December 31, 2009 related to the amount of shares that have vested through December 31, 2009, pursuant to the $70,000 worth of shares to eventually be issued during 2010.

In addition, on or about October 12, 2009, the Company was obligated to grant to the employee a total of 750,000 shares of restricted common stock under the Company’s Long-Term Incentive Plan, which shares will vest in twenty (20) equal quarterly installments of 37,500 shares each, beginning January 12, 2010.  As no shares have vested through December 31, 2009, no accrual has been recorded as of December 31, 2009 pursuant to these shares.

Finally, under the employment agreement, on or about October 12, 2009, the Company was obligated to pay the employee $20,000 in cash and 551,270 fully-vested shares of restricted common stock under the Company’s Long-Term Incentive Plan.  Such payments were for full compensation for services provided by the employee from April 15, 2009 through September 15, 2009.

Office Leases

The Company currently has two separate operating leases for its office space.  Both leases currently are on a month-to-month basis.  Each lease requires a monthly payment of $1,200 per month, and can be terminated by either party at any time.  One of the leases is with the Company’s Chief Executive Officer (see Note 10).

COPSYNC, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 -   COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On December 4, 2009, the Company filed a lawsuit against an individual and various entities that the Company believes are affiliated with and controlled by this individual who hold convertible notes payable with the Company in the amount of $472,000, in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., Russell Chaney, individually, Jason S. Rapp, individually, v. Timothy T. Page, et. al.  In the lawsuit, the Company and the other individual plaintiffs (Russell Chaney and Jason Rapp) are seeking damages for federal securities law violations, breach of fiduciary duty, fraud, conversion, breach of contract and other common law violations arising from the defendants’ wrongful acts in connection with trading the Company’s securities and promoting and raising capital for the Company in relation to the share exchange transaction with the Company’s predecessor.  Management of the Company believes that Mr. Page, through the other defendant entities, controlled a large majority of the outstanding shares of the Company’s common stock prior to that transaction, and acted as the Company’s promoter and fiduciary in that and related transactions.

On December 30, 2009, Mr. Page and several of the other defendants answered the lawsuit, asserting various affirmative defenses and filing counterclaims against the Company and the other plaintiffs for business disparagement, based upon alleged communications between the Company and a broker-dealer, and fraudulent inducement, in connection with alleged loans made to the Company by Testre LP.  On January 22, 2010, the plaintiffs filed a Motion to Dismiss the Counterclaims, which is now awaiting court decision.  Management of the Company believes that the counterclaims are without merit and intend to defend them vigorously.

Also on December 30, 2009, Testre issued a letter demanding payment in thirty (30) days of alleged loans made to the Company in the amount of $1,182,000.  Of that amount, a $750,000 purported loan was allegedly due to be converted into warrants to purchase 15,000,000 shares of the Company’s common stock upon the closing of the April 2008 share exchange.  The Company does not believe that the $750,000 loan is a legitimate obligation, and disputes that it owes any monies on these supposed loans, in part because Testre and its affiliates, including Mr. Page, have caused damages to the Company substantially in excess of these amounts.  In the event that Testre initiates litigation regarding these purported notes, the Company intends to defend the matter vigorously.  The Company has recorded, however, total convertible notes payable to this individual and Testre LP, totaling $472,000 (see Note 4) as of December 31, 2009, in order to be conservative, pending the outcome of this litigation, but currently believes that the $472,000 amount will be the worst-case scenario based upon the loan documents.

NOTE 10 -  RELATED PARTY TRANSACTIONS

The Company leases its corporate office space on a month-to-month basis from the Company’s Chief Executive Officer.  The monthly payment on the lease agreement is $1,200 per month and the agreement can be terminated by either party at any time.

NOTE 11 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.