Form 10-K/A
period 2009-12-31
COPsync, Inc.
filed 2010-04-30
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-K/A
(Amendment No. 1)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of Copsync, Inc., for the fiscal year ended December 31, 2009, as filed on April 13, 2010 (the “Form 10-K”), is being filed for the purpose of (i) amending Part III to provide the required disclosures and (ii) providing the consent of our auditors to the incorporation by reference in our previously filed Registration Statement on Form S-8 of their report appearing in the Form 10-K.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors, and their respective ages and positions as of March 31, 2010, are as follows:

Name	Age	Position
Russell D. Chaney	48	Chief Executive Officer, Chief Financial Officer and Chairman of the Board
J. Shane Rapp	34	President, Corporate Secretary, Treasurer and Director
Randy Comer	51	Executive Vice President of Sales and Marketing
Joel Hochberg	75	Director

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

J. Shane Rapp has served as our President, Corporate Secretary and Treasurer, and as a member of our board of directors, since April 2008.  Prior to joining us, Mr. Rapp served as co-founder and President of PostInk Technology, LP from March 2003 until April 2008.  Prior to joining PostInk Technology, Mr. Rapp served as co-founder and President of CARad.com from January 2000 until March 2003, where he managed CARad.com's Texas office and its employees.  After CARad.com was acquired by eBay, Inc. in March 2003, Mr. Rapp served eBay's Automobile Dealers and Software Developers as an instrumental liaison.  Mr. Rapp graduated from the San Antonio Police Academy in 1997.  He then began serving as a Deputy Constable for Comal County, Texas.  Mr. Rapp furthered his law enforcement education by obtaining a Texas Communications Officers Certification and a Texas Communications Officers Supervisors Certification.  In 2004, Mr. Rapp was elected to the position of Constable for Precinct #4 in Comal County, Texas.  Mr. Rapp continues to serve in that position.

Randy Comer has served as our Executive Vice President of Sales and Marketing since September 2009.  From 2004 until just prior to joining us in April 2009, Mr. Comer served as Vice President of Sales, and as a member of the Board of Managers, for WatchGuard Video, a provider of in-car video systems to law enforcement.  Mr. Comer has an M.B.A. from the University of Phoenix, a B.S. in Industrial Technology from Eastern Washington University and an A.A.S. in Logistics from the Community College of the Air Force.

Joel Hochberg was appointed as a member of our board of directors in October 2009, in connection with issuance of our Series B Convertible Preferred Stock.  However, Mr. Hochberg did not accept that appointment until January 2010, when we obtained directors and officers liability insurance coverage.  Since December 2006, Mr. Hochberg has been self-employed, managed his personal investments and acted as a consultant and advisor to various businesses.  During all of 2005, and through December 2006, Mr. Hochberg served as a consultant to Microsoft Corporation.  Under the terms of our Series B Convertible Preferred Stock, the holders of that stock, voting as a separate class, have the right to elect one member of our board of directors.  The purchase agreement under which we issued the Series B stock required us to add an individual designated by investors purchasing a majority of the Series B stock to our Board of Directors.  Mr. Hochberg was the designee by those investors to be the initial Series B director.

There are no family relationships among any of our directors or executive officers.

Board of Directors and Committees

Our board of directors currently consists of three members, only one of whom is considered “independent.”  Only Mr. Hochberg would be considered an “independent director” under the Marketplace Rules of the Nasdaq Stock Market.  Members of our board of directors are elected at the annual meeting of our stockholders and serve until the next annual meeting of our stockholders, and until a successor has been elected and qualified or their earlier death, resignation or removal.  Vacancies on our board are filled by a majority vote of the remaining members of our board.

To date, our board of directors has not established a nominating committee, a compensation committee or an audit committee.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We expect to prepare and adopt such a code of ethics in 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC on a timely basis.  Such persons are required by the SEC regulations to furnish us with copies of those reports.  Based solely on the reports furnished to us and our internal records, we have determined that the Section 16(a) filing requirements applicable to the following directors, officers and greater than ten percent beneficial owners were not satisfied on a timely basis: Russell D. Chaney and J. Shane Rapp, both executive officers and directors, and the only beneficial owners of over ten percent of our common stock, have not filed reports of ownership or changes in ownership with the SEC.  Randy Comer, who became one of our executive officers effective September 15, 2009, has not filed reports of ownership or changes in ownership with the SEC.

ITEM 11                      EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2009 and 2008 paid to our chief executive officer and our other most highly compensated executive officers as of December 31, 2009.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Total ($)
Russell D. Chaney (1)	2009	119,444	--	--		13,500	(2)	119,444
CEO	2008	85,000	--	--		--		85,000
J. Shane Rapp (3)	2009	69,977	--	--		--		69,977
President	2008	49,573	--	--		--		49,573
Randy Comer (4)	2009	63,750	--	169,165	(5)	--		232,915
Executive Vice President of Sales and Marketing

(1)	Mr. Chaney became our Chief Executive Officer in April 2008.
(2)	On December 16, 2009, Mr. Chaney’s spouse, who is an employee, received options to purchase 150,000 shares of common stock for $0.09 per share.
(3)	Mr. Rapp became our President in April 2008.
(4)	Mr. Comer became our Executive Vice President of Sales and Marketing effective September 15, 2009.
(5)
Under his employment agreement, dated October 12, 2009, Mr. Comer received 551,270 shares of fully vested shares of restricted common stock, and 750,000 shares of unvested shares of restricted common stock, vesting in 20 equal quarterly installments, under our 2009 Long-Term Incentive Plan.  Mr. Comer is also entitled to receive $70,000 in additional shares of restricted common stock under that plan on September 15, 2010, as computed in his employment agreement.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2009 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Option (#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)		Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Russell D. Chaney(1)	150,000	(1)	$0.09	12/16/2019	---		---
J. Shane Rapp	---		---	---	---		---
Randy Comer	---		---	---	750,000	(2)	97,500

(1)	150,000 options vest in sixty equal monthly installments, beginning on January 16, 2010.
(2)	750,000 shares of restricted common stock vesting in 20 equal quarterly installments, beginning January 12, 2010.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees who are not covered by a collective bargaining agreement.  Our employees are eligible to participate in the plan following one year of service.  We made no matching contributions to participants in 2008 or 2009.  Expenses relating to the 401(k) plan were approximately $740 for the fiscal year ended December 31, 2008 and $500 for the fiscal year ended December 31, 2009.  We have no other plans that provide for the payment of retirement benefits or benefits that will be paid primarily after retirement.

Employment Contracts, Termination of Employment and Change in Control

In April 2008, when we completed the transaction with PostInk Technology, LP, in which PostInk became our wholly-owned subsidiary, we assumed the obligations of PostInk under existing employment agreements with Russell D. Chaney, our new Chief Executive Officer, and J. Shane Rapp, our new President.  In April 2009, we entered into amended and restated employment agreements with Mr. Chaney and Mr. Rapp, described below, primarily to clarify that Mr. Chaney and Mr. Rapp will continue as employees of Copsync, and not PostInk, and to clarify certain other terms of the employment agreements.  Pursuant to the amended and restated employment agreements, Mr. Chaney and Mr. Rapp agreed to forgo grants of nonqualified options and shares of restricted stock described in the original employment agreements with PostInk.  We expect that Mr. Chaney and Mr. Rapp may receive grants under the 2009 Long-Term Incentive Plan, but the terms of those grants have not been determined.

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

On October 14, 2009, we executed an employment agreement with Randy Comer, effective as of September 15, 2009, under which we agreed to employ Mr. Comer as our Executive Vice President of Sales and Marketing with a base annual salary of $220,000, which may not be reduced without Mr. Comer’s consent.  Mr. Comer is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors.  Mr. Comer’s employment agreement has a term through October 12, 2014, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary.  Under the terms of the employment agreement, we issued to Mr. Comer the following shares of our common stock under the 2009 Long-Term Incentive Plan: (i) 551,270 fully vested shares of restricted stock for past services; (ii) $70,000 per year in fully vested shares of restricted stock, in lieu of cash payments of salary, accruing monthly based upon the average trading price of our Common Stock during such month, payable on the earlier to occur of (A) September 15, 2010, or (B) the date on which we have reported net income, in accordance with generally accepted accounting principles, for two consecutive quarters, as reported in our quarterly reports on Form 10-Q (or annual report on Form 10-K, if applicable) filed with the SEC; and (iii) 750,000 shares of unvested restricted stock, which shares vest in 20 equal quarterly installments of 37,500 shares each, beginning January 12, 2010.  If we terminate Mr. Comer for any reason other than for “cause,” as such term is defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Comer is entitled to a lump sum payment equal to accrued and unpaid vacation plus $110,000 and six months of medical and dental insurance coverage.  In the event Mr. Comer is terminated for any reason other than for cause after we experience a change in control, Mr. Comer.  Additionally, Mr. Rapp has agreed to return all confidential information to us upon his termination, and to not solicit our customers or employees or compete with us for two years after the termination of his employment is entitled to a lump sum payment equal to accrued and unpaid vacation plus $220,000.

Director Compensation

Mr. Chaney and Mr. Rapp were our only directors prior to October 2009.  Except for the compensation to which Mr. Chaney and Mr. Rapp are entitled pursuant to the terms of their respective employment agreements, neither Mr. Chaney nor Mr. Rapp receives any further compensation for service on our board of directors.

Joel Hochberg was appointed as our only outside director in October 2009, in connection with issuance of our Series B Convertible Preferred Stock.  However, Mr. Hochberg did not accept that appointment until January 2010.  We have has no formal plan for compensating outside directors at this time.  However, we have agreed to reimburse Mr. Hochberg for reasonable travel and other out-of-pocket expenses incurred in connection with his attendance at meetings of our board of directors.  No such reimbursements were paid to Mr. Hochberg in the fiscal year ended December 31, 2009.

ITEM 12                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information about our common stock that may be issued upon the exercise of options, warrants and rights under all of the our compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders:
2009 Long-Term Incentive Plan	3,150,000	$0.09	5,578,730

Equity Compensation Plans not approved by security holders:
None	0	None	0
TOTAL	3,150,000		5,578,730

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 31, 2010 concerning beneficial ownership of our capital stock held by (1) each person or entity known by us to beneficially own more than 5% of any class of our voting securities, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Percentages are calculated based on 127,347,782 shares of our common stock, 100,000 shares of our Series A preferred stock and 375,000 shares of our Series B preferred stock outstanding as of March 31, 2010.  The address for the officers and directors is our corporate office located at 2010 FM 2673, Canyon Lake, Texas 78133.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class
Russell D. Chaney	39,421,147	(1)	30.9%	100,000	100.0%	--	--
J. Shane Rapp	16,743,259	(2)	13.1%	100,000	100.0%	--	--
Randy Comer	626,270	(3)	*	--	--	--	--
Joel Hochberg	5,700,000	(4)	4.3%	--	--	118,750	31.7%
Byron Cook 2200 Arcady Lane Corsicana, TX 75110	3,600,000	(5)	2.7%	--	--	75,000	20.0%
Global Vision Holding Ltd. 1411 SW 31 Avenue Pomona Beach, FL 33069	2,400,000	(6)	1.8%	--	--	50,000	13.3%
Griggs Family Living Trust 8200 Rio Bend Court North Richland Hills, TX 76182	1,500,000	(7)	1.2%	--	--	31,250	8.3%
SBS Holdings LP 601 West Main Street Decatur, TX 76234	1,200,000	(8)	*	--	--	25,000	6.6%
The Paxton Family Living Trust 201 W. Virginia Street Decatur, TX 75069	1,200,000	(8)	*	--	--	25,000	6.6%
Bill Journey 1700 Honey Brook Prosper, TX 75078	1,200,000	(8)	*	--	--	25,000	6.6%
All directors and executive officers, as a group (4 persons)	62,390,676		47.1%	100,000	100.0%	118,750	31.7%

*           Represents less than 1% of class.

(1)
Includes 38,337,657 shares held by Mr. Chaney directly, 853,699 shares held jointly with his spouse, 12,500 shares purchasable by Mr. Chaney’s spouse within 60 days under an option agreement, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(2)
Includes 15,672,269 shares held by Mr. Rapp directly 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(3)
Includes 551,270 fully vested shares of restricted stock issued or issuable under the terms of Mr. Comer’s employment agreement and 750,000 unvested shares of restricted stock issuable to under the terms of his employment agreement, of which 75,000 were purchasable by Mr. Comer within 60 days.

(4)
Includes 4,750,000 shares issuable upon conversion of 118,750 shares of our Series B preferred stock held by Veronica W, LLC, which is controlled by Mr. Hochberg, and 950,000 shares issuable upon exercise of a warrant held by Veronica W, LLC.

(5)	Includes 3,000,000 shares issuable upon conversion of 75,000 shares of our Series B preferred stock and 600,000 shares issuable upon exercise of a warrant.
(6)	Includes 2,000,000 shares issuable upon conversion of 50,000 shares of our Series B preferred stock and 400,000 shares issuable upon exercise of a warrant.
(7)	Includes 1,250,000 shares issuable upon conversion of 31,250 shares of our Series B preferred stock and 250,000 shares issuable upon exercise of a warrant.
(8)	Includes 1,000,000 shares issuable upon conversion of 25,000 shares of our Series B preferred stock and 200,000 shares issuable upon exercise of a warrant.

Change in Control Transactions

We are not aware of any arrangements that may at some subsequent date result in a change in control of us.

ITEM 13                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and must be approved by disinterested members of our board of directors.

Series B Preferred Stock Financing

On October 14, 2009, we entered into a Securities Purchase Agreement, under which we agreed to sell to the investors indentified in the agreement (i) an aggregate of 375,000 shares of our newly designated Series B Convertible Preferred Stock, which are convertible in an aggregate of 15,000,000 shares of our common stock, or 40 shares of common stock per share of Series B preferred stock, and (ii) warrants to purchase an aggregate of 3,000,000 shares of our common stock for $0.20 per share.  The aggregate proceeds we received from the sale of those securities equaled approximately $1.5 million.  The Series B preferred stock and the warrants were sold as a unit, with each investor receiving warrants to purchase eight shares of common stock for each of Series B preferred stock purchased by such investor.  The purchase price for each unit was $4.00 per share of Series B preferred stock purchased.  Veronica W, LLC invested a total of $475,000 in 118,750 shares of Series B preferred stock and warrants to purchase 950,000 shares of our common stock.  Joel Hochberg, who became a member of our board of directors as a result of the transactions contemplated by this agreement, is the manager of Veronica W, LLC.

ITEM 14                      PRINCIPAL ACCOUNT FEES AND SERVICES

For the fiscal years ended December 31, 2008 and December 31, 2009, Chisholm, Bierwolf, Nilson & Morrill, LLC, our principal accountant, billed the approximate fees set forth below:

Audit Fees

Fees for audit services totaled approximately $27,700 for the year ended December 31, 2009 and approximately $22,500 for the year ended December 31, 2008, including fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q.

All Other Fees

There were no other fees, including audit-related fees or tax fees, for the year ended December 31, 2009 or for the year ended December 31, 2008.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits:

23.1	Consent of Chisholm, Bierwolf, Nilson & Morrill, LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: April 30, 2010	By:	/s/ Russell D. Chaney
Russell D. Chaney
Chief Executive Officer