Form 10-Q
period 2010-03-31
COPsync, Inc.
filed 2010-05-17
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-53705

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2010 FM 2673, Canyon Lake, Texas 78133
(Address of principal executive offices) (Zip code)

(830) 964-3838
Registrant's telephone number, including area code:

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

The number of shares outstanding of each of the issuer's classes of common stock, as of May 3, 2010, was 127,347,782 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

COPSYNC, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$892,430	$1,141,534
Accounts receivable, net	28,794	40,371
Prepaid expenses	11,123	14,972

Total Current Assets	932,347	1,196,877

PROPERTY AND EQUIPMENT

Computer hardware	52,363	52,363
Computer software	18,259	18,259
Fleet vehicles	80,309	77,209
Furniture and fixtures	45,832	45,832

Total Property and Equipment	196,763	193,663
Less: Accumulated Depreciation	(107,387)	(98,505)

Net Property and Equipment	89,376	95,158

OTHER ASSETS

Software development costs, net	2,379,826	2,345,375
Debt issuance costs, net	13,583	16,708
Investments	50,000	50,000
Lease security deposit	750	750

Total Other Assets	2,444,159	2,412,833

TOTAL ASSETS	$3,465,882	$3,704,868

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$443,260	$508,771
Preferred stock dividends payable	47,466	21,690
Deferred revenues on hardware, installation, and
licensing contracts, current portion, net of deferred costs	248,083	169,453
Convertible notes payable, current portion, net of note
discount of $-0-, respectively	472,000	472,000
Notes payable, current portion	12,794	12,551

Total Current Liabilities	1,223,603	1,184,465

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and
licensing contracts	504,493	363,840
Convertible notes payable,net of note discount of
$33,336 and $46,041, respectively	16,664	13,959
Notes payable	30,441	33,733

Total Long-Term Liabilities	551,598	411,532

Total Liabilities	1,775,201	1,595,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,
100,000 shares authorized; 100,000 shares issued
and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share,
400,000 shares authorized; 375,000 and 362,500 shares
issued and outstanding, respectively	37	36
Common stock, par value $0.0001 per share,
500,000,000 shares authorized; 127,347,782 and
126,086,967 shares issued and outstanding,
respectively	12,735	12,609
Common stock to be issued, -0- and 130,885 shares	-	19,633
Additional paid-in-capital	7,110,447	6,778,430
Accumulated deficit	(5,432,548)	(4,701,847)

Total Stockholders' Equity	1,690,681	2,108,871

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,465,882	$3,704,868

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009
REVENUES

Hardware, installation and other revenues	$262,389	$4,169
License fee revenues	48,735	-

Total Revenues	311,124	4,169

COST OF REVENUES

Hardware and other costs	251,893	3,119
Amortization of capitalized licensing costs	42,766	36,522

Total Cost of Revenues	294,659	39,641

GROSS PROFIT (LOSS)	16,465	(35,472)

OPERATING EXPENSES

Depreciation and amortization	8,882	7,081
Professional fees	180,868	29,665
Salaries and wages	297,258	95,001
Rent	7,200	8,400
Other general and administrative	109,968	54,747

Total Operating Expenses	604,176	194,894

LOSS BEFORE OTHER INCOME (EXPENSE)	(587,711)	(230,366)

OTHER INCOME (EXPENSE)

Interest income	2,889	467
Induced conversion expense	(4,346)	-
Interest expense	(27,998)	(10,624)

Total Other Income (Expense)	(29,455)	(10,157)

NET LOSS BEFORE INCOME TAXES	(617,166)	(240,523)

INCOME TAXES	-	-

NET LOSS	$(617,166)	$(240,523)

Series B preferred stock dividend	(25,776)	-
Beneficial conversion feature on Series B preferred	(87,759)	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(730,701)	$(240,523)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	127,028,299	120,273,001

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(617,166)	$(240,523)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	51,648	43,603
Beneficial conversion feature	-	250
Amortization of note discount	12,705	-
Induced conversion expense	4,346	-
Additional expense for granting of warrants and options	21,625	-
Capital contributed through services rendered	21,250	-
Change in operating assets and liabilities:
Accounts receivable	11,577	-
Debt issuance costs	3,125	-
Prepaid expenses	3,849	-
Deferred revenues	219,283	150,592
Accounts payable and accrued expenses	52,020	17,430

Net Cash Used in Operating Activities	(215,738)	(28,648)

CASH FLOWS FROM INVESTING ACTIVITIES
		-
Software development costs	(77,217)	(111,880)
Purchases of property and equipment	(3,100)	-

Net Cash Used in Investing Activities	(80,317)	(111,880)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(3,049)	(1,863)
Proceeds received on notes and convertible notes	-	120,000
Issuance of series B preferred shares for cash	50,000	-

Net Cash Provided by Financing Activities	46,951	118,137

NET DECREASE IN CASH AND CASH EQUIVALENTS	(249,104)	(22,391)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141,534	209,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$892,430	$186,987

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$974	$841
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in lieu of accrued expenses	$116,665	$-
Common stock issued in conversion of notes payable
and accrued interest	$10,866	$-
Series B Preferred stock dividends declared / accrued	$113,535	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Per the terms of the hardware sales and licensing agreements, generally the entire amount of the hardware sales, installation charges, other miscellaneous revenues, and license fees are received by the Company at the beginning of the contract, which funds are then used to purchase the related hardware and software needed.  Accordingly, at March 31, 2010 and December 31, 2009, the Company had received a total of $1,063,700 and $629,616, respectively, of which only $311,124 and $96,323 has been recorded as earned revenue. The remaining amount of $752,576 and $533,293 as of March 31, 2010 and December 31, 2009, respectively, has been recorded as deferred revenue on hardware, installation and licensing agreements, which will be recognized as revenue once the hardware is installed and over the remaining term of the licensing agreements, as earned.

Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 9,170,000 shares pursuant to the convertible debentures, 19,039,800 shares pursuant to outstanding warrants, 3,150,000 pursuant to employee options, and 90,000,000 shares pursuant to the conversion of preferred shares as of March 31, 2010, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the three months ended March 31, 2010 and 2009, respectively:

	For the Three Months Ended
	March 31,
	2010	2009

Net (loss) available to common shareholders	$(617,166)	$(240,523)

Series B Preferred stock dividends and beneficial conversion feature recorded	(113,535)	-

Weighted average shares	127,028,299	120,273,001

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.00)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through March 31, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying consolidated financial statements at March 31, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs (Continued)

Software development costs as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)

Capitalized software development costs	$2,643,157	$2,565,940
Accumulated amortization	(2,63,331)	(220,565)

Total	$2,379,826	$2,345,375

Amortization expense related to these costs was $42,766 and $36,522 for the quarters ended March 31, 2010 and 2009, respectively.  The Company has not recorded any impairments on the capitalized software developments costs as of March 31, 2010 or December 31, 2009.

Concentrations of Risk - Major Supplier

Approximately 89% of the Company’s cost of revenues – hardware costs for the three months ended March 31, 2010 relates to hardware purchased from a single supplier.  The Company could be adversely affected by the termination of this supplier relationship, although management of the Company believes that there are other vendors available to supply the Company if this were to happen.

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2010 and December 31, 2009 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2010 and December 31, 2009.

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

NOTE 3 -        CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from an entity affiliated with a related individual pursuant to a series of convertible notes payable. The notes bear interest at 9% per annum, are due on demand, and are convertible into common stock at $0.05 per share.  Accrued interest on these notes payable at March 31, 2010 and December 31, 2009 totaled $69,802 and $60,352, respectively.  (See also Note 9 regarding litigation involved with the entity that holds these $420,000 in convertible notes payable).

During the year ended December 31, 2009, the Company received a total of $362,000 from unrelated individuals and an entity affiliated with a related individual pursuant to a series of convertible notes payable.  These notes bear interest at rates between 2.5% and 10% per annum, are due between March 31, 2011 and July 23, 2011, with one due on demand, and are convertible into common stock at either $0.10 or $0.20 per share.

During the year ended December 31, 2009, $266,730 ($250,000 in principal and $16,730 in interest) of these convertible notes was converted into 2,667,300 shares of common stock, due to an agreement from the Company to induce the note holders to convert.  During the three months ended March 31, 2010, an additional $10,866 ($10,000 in principal and $866 in interest) was converted into 108,660 shares of common stock, with the same agreement from the Company to induce the note holder to convert.  These inducements allowed the notes to convert at $0.10 per share, rather than the stated conversion price of $0.20 per share, thus creating an induced conversion expense of $4,346 and $106,692 for the three months ended March 31, 2010 and December 31, 2009, respectively.  Accrued interest on the remaining $102,000 convertible notes payable at March 31, 2010 totaled $4,147.  (See also Note 9 regarding litigation involved with the entity that holds $52,000 of the $102,000 convertible notes payable mentioned in this paragraph).

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded.  However, pursuant to the terms of the new convertible notes received during 2009, a beneficial conversion feature was recorded for the year ended December 31, 2009, totaling $260,000, which is amortized over the term of the notes, or two years, except for one note where the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.  However, since certain of these notes were converted into common stock during the three months ended March 31, 2010 and the year ended December 31, 2009, the remaining discount on these notes was fully amortized.  The unamortized note discount on the remaining $102,000 in convertible notes payable as of March 31, 2010 is $33,336.

Convertible notes payable are summarized as follows:

Total convertible notes payable	$522,000
Less: unamortized note discount	(33,336)

Convertible notes payable, net	488,664
Less: current portion	(472,000)

Convertible notes payable, net, long-term portion	$16,664

NOTE 4 -        PREFERRED STOCK

Pursuant to the acquisition agreement previously discussed in Note 1, the Company issued a total of 100,000 shares of Series A Preferred Stock.  After the designations of that series was established by amendment to the Certificate of Incorporation, each share of Series A Preferred Stock is now convertible into one share of common stock, but has voting rights on a basis of 750 votes per share.

During 2009, the Company completed a private placement of its equity securities in which the Company raised an additional $1,450,000 in gross proceeds.  During the three months ended March 31, 2010, an additional $50,000 was raised.  Pursuant to these private placements, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, which Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of common stock.

NOTE 4 -	PREFERRED STOCK (Continued)

The Series B preferred stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B stock purchased.  The purchase price for each unit was $4.00 per share of Series B stock purchased.

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  During 2009, as a result of this calculation, the Company recorded a discount on this Series B preferred stock issuance, totaling $522,950, based on the beneficial conversion feature and the valuation of the 2,900,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is 90 days.  An additional discount was recorded during the three months ended March 31, 2010 of $18,033 as a result of the beneficial conversion feature on the additional 12,500 shares of preferred stock issued, along with the valuation of the additional 100,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is also 90 days. Accordingly, for the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company recorded accretion of these discounts (recorded as a Series B preferred stock deemed dividend from the beneficial conversion feature), totaling $87,759 and $453,224, respectively.

The 3,000,000 warrants granted have an exercise price of $0.20 per share and expire on October 14, 2011.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: i) stock dividends, stock splits or reverse stock splits; ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or iv) a liquidation or dissolution of the Company.

Also in connection with the private placements, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the SEC by the Company of the issuance or sale of its securities.  An investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants held by such investor under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.

The newly designated Series B Preferred Stock issued in this private placement will i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) will have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of March 31, 2010 and December 31, 2009 of $47,466 and $21,690, respectively, on the Series B Preferred Stock.

NOTE 5 -       OUTSTANDING WARRANTS

As previously discussed, under the terms of the April 2008 acquisition agreement, the Company agreed to issue to an entity warrants to purchase 15,000,000 shares of its common stock, exercisable at $0.05 per share and expiring on April 1, 2012, as repayment of a purported loan.  Because the Company believes that these warrants were issued as the result of fraud and without consideration, since the purported loan was never funded, the Company disputes the validity of the warrants and is seeking their cancellation.  (See also Note 9 regarding litigation involved with the entity that received these warrants).  In addition, pursuant to certain private placements at $0.40 per share, the Company also granted warrants to purchase a total of 264,800 shares of common stock to the investors, exercisable at $0.60 per share, which expired on March 1, 2010.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, Compensation – Stock Compensation (ASC 718), (formerly SFAS No. 123R), which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.  Under the provisions of ASC 718, no value was assigned to the warrants granted, thus no additional expense was recorded under the Black-Scholes option pricing model.

During 2009, pursuant to certain advisory agreements, the Company granted warrants to purchase a total of 875,000 shares of common stock to two separate advisory firms, exercisable at either $0.10 or $0.20 per share, which expire between June 17, 2012 and June 5, 2014.

Under the provisions of ASC 718, values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, thus an additional expense of $7,474 was recorded under the Black-Scholes option pricing model for the three months ended March 31, 2010.  An additional $4,984 will be recorded during the three months ended June 30, 2010 pursuant to these warrants granted during 2009 as the warrants become fully vested.

As previously discussed in Note 4 above, the Company also granted warrants to purchase an additional 3,000,000 shares of common stock pursuant to private placements.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2011.

A summary of the status of the Company’s outstanding warrants as of March 31, 2010 and the changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2009	19,039,800	$0.10

Granted	100,000	0.20
Exercised / Expired / Cancelled	(264,800)	0.60

Outstanding, March 31, 2010	18,875,000	$0.10

Exercisable, March 31, 2010	18,875,000	$0.10

As of March 31, 2010, the following warrants were outstanding:
Warrants	Exercise Price	Termination Dates

15,000,000	$0.05	April 1, 2012
3,000,000	$0.20	October 14, 2011
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
50,000	$0.10	June 5, 2014

18,875,000

NOTE 5 -        OUTSTANDING WARRANTS (Continued)

The following is a summary of outstanding and exercisable warrants at March 31, 2010:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 03/31/10	Life (in yrs.)	Price	at 03/31/10	Price

$0.05	15,000,000	2.01	$0.05	15,000,000	$0.05
0.20	3,000,000	1.54	0.20	3,000,000	0.20
0.20	425,000	3.92	0.20	425,000	0.20
0.20	400,000	2.22	0.20	400,000	0.20
0.10	50,000	4.18	0.10	50,000	0.10

$0.05 - 0.60	18,875,000	1.98	$0.10	18,875,000	$0.10

NOTE 6 -        ADVISORY AGREEMENTS

During 2009, the Company entered into an agreement with an advisory firm to assist the Company in raising additional capital.  Per the terms of the agreement, the advisory firm will receive a finder’s fee of $100,000 for the first phase of financing (up to $1,000,000), and $200,000 for the second phase of financing (up to $2,000,000).  In addition, the advisory firm is to receive warrants to purchase up to 5,000,000 shares of common stock (done in tranches, based upon capital raised) at $0.20 per share for a five-year period, with anti-dilution protection, and a cashless exercise feature.

Pursuant to this advisory firm agreement, the Company has paid a total of $25,000 of the $100,000 finder’s fee through March 31, 2010, as the advisory firm has raised $250,000 in convertible debt out of the maximum of $1,000,000 first phase, or 25%.  No additional finder’s fees are owed until additional financing is obtained.  In addition, the Company granted warrants to purchase 425,000 of the 5,000,000 shares of common stock to the advisory firm during 2009, based upon the amount of capital raised.  No additional warrants are owed pursuant to this agreement as of March 31, 2010, until additional financing is obtained.  Also during 2009, the Company granted the same advisory firm, pursuant to a separate agreement, warrants to purchase a total of 400,000 shares of common stock, out of warrants to purchase 2,000,000 shares of common stock issuable under that agreement, at $0.20 per share, for a three year period, for advisory services.

Also during 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  Per the terms of the agreement, the advisory firm will receive a consulting fee of $5,000 per month with $5,000 payable on the execution of the agreement and $55,000 being deferred until such time as the Company feels it can afford to pay the monthly retainer, or the Company raises $1,500,000 or more in debt or equity during the term of the agreement, or the Company received $500,000 in revenue, but no later than on the date of termination or cancellation of the agreement.  In addition, the advisory firm is to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount is being expensed over the twelve-month contract at $3,750 per month.

In addition, the advisory firm received warrants to purchase 50,000 shares of common stock at $0.10 per share for a five-year period, with a cashless exercise feature.  These warrants were valued at $29,898 or $0.60 per warrant share.  This expense is also being recognized over the twelve month contract at $2,491 per month.  The advisory firm will also receive $50,000 if the Company receives $1,500,000 in revenue or raises $1,500,000 in debt or equity during the term of the agreement.  Also pursuant to the agreement, the advisory firm will also receive warrants to purchase 1,250,000 shares of common stock at $0.10 per share for a seven-year period, with a cashless exercise feature, subject to the advisory firm satisfying certain criteria.  These warrants have not yet been granted since the criteria have yet to be satisfied.

NOTE 7 -       COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2010, the Company issued a total of 1,021,270 shares of common stock to two separate employees for services rendered during 2009 valued at $116,665, previously accrued at December 31, 2009.  The Company also issued a total of 130,885 shares of common stock for cash proceeds received during 2009 totaling $19,633.

In addition, the Company issued 108,660 shares of common stock, as previously discussed in Note 3, to an individual in conversion of convertible notes payable and accrued interest totaling $10,866, convertible at $0.10 per share.  This convertible note payable was originally convertible at $0.20 per share, rather than the $0.10 per share.  Accordingly, on the date of conversion, the Company recorded an additional expense of $4,346 during the three months ended March 31, 2010 as an induced conversion expense.

The Company also recorded contributed capital of $21,250 related to the forfeiture of contractual payroll by certain corporate officers during the three months ended March 31, 2010.

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

However, additional expense of $14,151 was recorded for the three months ended March 31, 2010, which represents the value of the options that vested during that period.
Additional expense of $268,852 will be expensed over the next five years, or $56,601 per year, as the options become vested.

During 2009, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	3.61%
Expected life	10 years
Expected volatility	194%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding options as of March 31, 2010 and the changes during the three months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2009	3,150,000	$0.09

Granted	-	n/a
Exercised / Expired / Cancelled	-	n/a

Outstanding, March 31, 2010	3,150,000	$0.09

Exercisable, March 31, 2010	-	$-

NOTE 8 -        EMPLOYEE OPTIONS (Continued)

The following is a summary of outstanding and exercisable employee options at March 31, 2010:

	Outstanding			Exercisable
Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 03/31/10	Life (in yrs.)	Price	at 03/31/10	Price

$0.09	3,150,000	9.72	$0.09	-	$ n/a

NOTE 9 -        COMMITMENTS AND CONTINGENCIES

Contingent Liability

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed a demand against the Company in the American Arbitration Association in San Antonio, Texas.  The demand alleges breach of contract and seeks repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  RCTY has remitted the filing fee, and the arbitration is proceeding.  On February 12, 2010, RCTY filed an amended demand to include a claim for unjust enrichment.  On February 26, 2010, the Company filed an Answering Statement generally denying the allegations and asserting various affirmative defenses, including fraudulent inducement.  The arbitration hearing in this matter is scheduled to begin on September 21, 2010.  The Company intends to defend itself vigorously.  Specifically, the Company intends to deny that RCTY has alleged a valid debt of the Company based on RCTY’s representations to the Company that the $200,000 was only to be repaid upon the fulfillment of certain conditions that never occurred.  The Company intends to present affirmative defenses for, inter alia, fraudulent inducement.

At December 31, 2008, pursuant to the Company’s belief that the amount was not intended to be repaid, the Company recorded the $200,000 as additional equity.  However, in order to be conservative at March 31, 2010 and December 31, 2009, the Company has reclassified this $200,000 as a liability, pending the outcome of this proceeding.

Employment Agreements

Chief Executive Officer (CEO)

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with an employee of the Company to be its Chief Executive Officer (CEO) through December 15, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $160,000 per annum.

The employee has agreed to forego the salary increase as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $10,000 during the three months ended March 31, 2010 related to the foregone salary increase.

President

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with an employee of the Company to be its President, through December 31, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $115,000 per annum through March 31, 2010, increasing to $130,000 per annum after April 1, 2010.

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

President (Continued)

The employee has agreed to forego the salary increase as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $11,250 during the three months ended March 31, 2010 related to the foregone salary increase.

Executive Vice-President of Sales and Marketing

Effective September 15, 2009, the Company entered into an employment agreement with an employee of the Company to be its Executive Vice-President of Sales and Marketing, continuing until October 12, 2014, at a base salary of not less than $220,000 per annum, payable in cash of $150,000 and $70,000 per year in shares of restricted common stock.  The shares will accumulate monthly, based upon the average trading price of the Company’s common stock during such month, and will be payable to the employee on the earlier to occur of i) September 15, 2010, or ii) the date on which the Company has reported net income in accordance with Generally Accepted Accounting Principles, for two consecutive quarters.  The Company has accrued a total of $37,917 as of March 31, 2010 related to the amount of shares that have vested through March 31, 2010, pursuant to the $70,000 worth of shares to eventually be issued during 2010.

In addition, on or about October 12, 2009, the Company was obligated to grant to the employee a total of 750,000 shares of restricted common stock under the Company’s Long-Term Incentive Plan, which shares will vest in twenty (20) equal quarterly installments of 37,500 shares each, beginning January 12, 2010.  As no shares have vested through December 31, 2009, no accrual has been recorded as of December 31, 2009 pursuant to these shares.  However, an accrual of $4,875 was recorded as of March 31, 2010 for the installment that vested during the three months ended March 31, 2010.

Finally, under the employment agreement, on or about October 12, 2009, the Company was obligated to pay the employee $20,000 in cash and 551,270 fully-vested shares of restricted common stock under the Company’s Long-Term Incentive Plan.  Such payments were for full compensation for services provided by the employee from April 15, 2009 through September 15, 2009.  These shares were issued during the three months ended March 31, 2010.

Office Leases

The Company currently has two separate operating leases for its office space.  Both leases currently are on a month-to-month basis.  Each lease requires a monthly payment of $1,200 per month, and can be terminated by either party at any time.  One of the leases is with the Company’s Chief Executive Officer (see Note 10).

Litigation

On December 4, 2009, the Company filed a lawsuit against an individual and various entities that the Company believes are affiliated with and controlled by this individual, one of whom holds convertible notes payable by the Company in the amount of $472,000 and received warrants to purchase 15,000,000 shares of common stock in connection with the closing of the share exchange transaction with the Company’s predecessor, in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., et. al. v. Timothy T. Page, et. al.  In the lawsuit, the Company and the other individual plaintiffs (Russell Chaney and Jason Rapp) are seeking damages for federal securities law violations, breach of fiduciary duty, fraud, conversion, breach of contract and other common law violations arising from the defendants’ wrongful acts in connection with trading the Company’s securities and promoting and raising capital for the Company in relation to the share exchange transaction with the Company’s predecessor.  Management of the Company believes that Mr. Page, through the other defendant entities, controlled a large majority of the outstanding shares of the Company’s common stock prior to that transaction, and acted adversely to the Company while serving as the Company’s promoter and fiduciary in that and related transactions.

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On December 30, 2009, Mr. Page and several of the other defendants answered the lawsuit, asserting various affirmative defenses and filing counterclaims against the Company and the other plaintiffs for business disparagement, based upon alleged communications between the Company and a broker-dealer, and fraudulent inducement, in connection with alleged loans made to the Company by Testre, LP.  On January 22, 2010, the plaintiffs filed a Motion to Dismiss the Counterclaims, which resulted in a Court ruling requiring the defendants to amend their pleading.  On April 16, 2010, the defendants filed amended counterclaims and the Company is due to file an answer on May 17, 2010.  Management of the Company believes that the counterclaims are without merit and intends to defend them vigorously.

Also on December 30, 2009, Testre issued a letter demanding payment within thirty (30) days of alleged loans made to the Company in the amount of $1,182,000.  Of that amount, under the terms of the acquisition agreement, a $750,000 purported loan by Testre was repaid by the issuance of warrants to purchase 15,000,000 shares of the Company’s common stock upon the closing of the April 2008 share exchange.  The Company does not believe that the $750,000 purported loan was a legitimate obligation of its predecessor and, if it was legitimate, it was repaid by the warrants, and disputes that it owes any monies on the other supposed loans, in part because Testre and its affiliates, including Mr. Page, defrauded and caused damages to the Company substantially in excess of these amounts.  On March 20, 2010, Testre filed a lawsuit against the Company in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on the above-referenced loans.  The Company intends to defend the matter vigorously.  The Company has recorded, however, total convertible notes payable to Testre, totaling $472,000 (see Note 3) as of March 31, 2010 and December 31, 2009, in order to be conservative, pending the outcome of this litigation, but disputes that it owes any monies on these purported loans, in part because Tester and its affiliates, including Mr. Page, defrauded and caused damages to the Company substantially in excess of these amounts.

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

The information contained below is subject to the “Risk Factors” and other risks detailed in our Annual Report on Form 10-K for our fiscal year ending December 31, 2009 and our other reports filed with the Securities and Exchange Commission.

Overview

Since January 2005, we have primarily been a provider of software designed to enhance productivity and quality of work of the public safety community.  Our founders, Russell Chaney and Jason Shane Rapp, both certified police officers in the State of Texas and former software company executives, began developing our current product offering in 2004.  Our founders’ motivation for beginning the development of our product was the death of a fellow police officer in their community, which they felt was the direct result of the lack of information sharing between separate law enforcement agencies.  Mr. Chaney and Mr. Rapp thought that they could create a technology solution that would have avoided the death of their fellow officer.

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

As of March 31, 2010, our COPsync™ product had successfully submitted, processed and relayed over 244,400 officer initiated information requests.  On average, our product is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.  During 2009 and the first quarter of 2010, we continued to garner interest from law enforcement agencies.  As of March 31, 2010, we had 87 law enforcement agencies with executed software license agreements providing for the use of our product in their respective agencies, and an additional 124 law enforcement agencies had executed our Non-Binding Grant Contingency Agreement, under which those agencies commit to purchase our product if they can receive approval for funding grants that will cover the cost of hardware and any interfacing with existing software necessary to utilize our product.

Effective April 25, 2008, we completed a share exchange with PostInk Technology, LP.  In the share exchange, the owners of PostInk acquired beneficial ownership of approximately 86% of our outstanding common stock.  In addition, in connection with the share exchange, we changed our name from Global Advance Corp. to COPsync, Inc.  As a result of the share exchange, for financial accounting purposes, we treated the share exchange as a purchase of our company by PostInk.

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

Our management believes that there has been no significant changes during the quarter ended March 31, 2010 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

For the three month periods ended March 31, 2010 and 2009

Revenue.  For the three month period ended March 31, 2010, our total revenues were $311,124, including $262,389 in hardware, installation and other revenue and $48,735 in license fee revenues, compared to $4,169 for the three month period ended March 31, 2009, all of which was hardware, installation and other revenue.  The increase in license fee revenue was due to increasing sales after the release of our product for licensing in the fourth quarter of 2008 and our recognition of deferred revenue in the first quarter of 2010 from previously executed license agreements.  We only began selling and installing hardware required to run our software in the first quarter of 2009.

Cost of Revenue.  For the three month period ended March 31, 2010, our cost of revenues was $294,659, resulting in a gross profit of $16,465, compared to cost of revenues of $39,641for the three months ended March 31, 2009, resulting in a gross loss of $35,472.  The increase in costs of sales in 2010 was primarily due to an increase in hardware and other costs of $248,774.  The gross loss in 2009 was primarily due to $36,522 in amortization of capitalized licensing costs with no offsetting license fee revenues.

Operating Expenses.  For the three month periods ended March 31, 2010 and 2009, our total operating expenses were $604,176 and $194,894, respectively.  This $409,282 increase was due primarily to a $202,257increase in salaries and wages, primarily as the result of hiring additional sales staff, a $151,203 increase in professional fees, resulting from our being a publicly reporting company, and a $55,221 increase in other general and administrative expenses, primarily as a result of increased marketing and insurance expenses.

Other Expense.  For the three month periods ended March 31, 2010 and 2009, other expense totaled $29,455 and $10.157, respectively.  Other expense for 2010 consists of interest income on cash and cash equivalents of $2,889, offset by an induced conversion expense of $4,346, which we recorded upon the conversion of a convertible note at a conversion price less than that stated in the note, and an interest expense of $27,998.  Other expense for 2009 consists of interest income on cash and cash equivalents of $467, offset by an interest expense of $10,624.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of March 31, 2010, we had $892,430 in cash and cash equivalents, compared to $1,141,534 as of December 31, 2009.  The decrease during the three months ended March 31, 2010 was due primarily to $215,738 in cash used in operating activities and $80,317 used in investing activities, primarily software development costs, which was partially offset by $50,000 in proceeds received from the issuance of shares of our Series B preferred stock.  On March 31, 2010, we had a working capital deficiency of $291,256, compared to a surplus of $12,412 on December 31, 2009.  The working capital deficiency was due primarily to a decrease of $249,104 in cash and cash equivalents and an increase of $78,630 in deferred revenues.

Plan of Operation for the Next Twelve Months.

Our primary business activities includes the development and sale of software that enhances productivity and quality of work, and creates a safer work environment, for the public safety community by developing what we believe is the first real-time, nationwide public safety information sharing network.  In October 2009, we completed a private placement of our new Series B Convertible Preferred Stock, in which we received approximately $1.5 million in gross proceeds and commitments.  We believe that, with cash on hand, we will be able generate sufficient cash flow from our core business activities to meet operating and capital needs, with moderate growth, for the next twelve months.  However, we will need to seek additional capital to fund more significant growth than what expected cash flow would likely provide.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure.  We do not believe that we have any material exposure to interest rate risk.  We did not experience a material impact from interest rate risk during fiscal 2009.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 4, 2009, we filed a lawsuit against Timothy T. Page and various entities that we believe are affiliated with and controlled by Mr. Page in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., et al. v. Timothy T. Page, et al.  On December 30, 2009, Mr. Page and several of the other defendants answered the lawsuit, asserting various affirmative defenses and filing counterclaims against us and the other plaintiffs.  Also on December 30, 2009, Testre, LP, a defendant in the lawsuit, issued a letter demanding payment within thirty (30) days of alleged loans made to us in the amount of $1,182,000.  Of that amount, a $750,000 purported loan was repaid by the issuance of warrants to purchase 15,000,000 shares of the Company’s common stock upon the closing of the April 2008 share exchange with PostInk.  We do not believe that the $750,000 purported loan was a legitimate obligation and, if it was legitimate, it was repaid by the warrants.  We dispute that we owe any monies on the remaining supposed loans, in part because Testre and its affiliates, including Mr. Page, defrauded and caused damages to us substantially in excess of these amounts.  On March 22, 2010, Testre filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on the above-referenced loans.  We accepted service of this lawsuit on April 19, 2010, and we are due to file a responsive pleading on May 28, 2010.  We intend to defend this matter vigorously.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On or about March 2, 2010, we completed a private placement of 108,660 shares of our common stock in exchange for $10,866 in outstanding principal and accrued and unpaid interest, or one share of common stock for each $0.10 of principal or interest, of a convertible promissory note we previously issued.  Prior to the exchange, the note was convertible into shares of our common stock at a conversion price of $0.20, and had a maturity date of May 31, 2011.  The shares of common stock were offered and sold to one private individual who was the existing holder of the note.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act, and in reliance on similar exemptions under applicable state laws, for exchanges of securities with existing security holders.

Item 3.  Defaults Upon Senior Securities

As discussed under Legal Proceedings above, on December 30, 2009, Testre, LP issued a letter demanding payment in thirty (30) days of alleged loans made to us in the amount of $1,182,000.  On March 22, 2010, Testre filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on the above-referenced loans.  Of this amount, we do not believe that a purported loan of $750,000 included in the amount sought was a legitimate obligation and, if it was legitimate, it was repaid by the issuance warrants.  With respect to the remaining loans subject to this lawsuit, which total $507,427 of principal and accrued interest as of the date of this report, we dispute that we owe any monies on those supposed loans, in part because Testre and its affiliates, including Mr. Page, defrauded and caused damages to us substantially in excess of the amounts owed.  We are seeking to recover those damages in the lawsuit we filed against Mr. Page, Testre and others, as described under Legal Proceedings above.

Item 4.  (Removed and Reserved)

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

COPsync, Inc.

Date: May 17, 2010	By:	/s/ Russell Chaney
Russell Chaney
Principal Executive Officer
(Principal Executive Officer)