Form 10-Q
period 2010-06-30
COPsync, Inc.
filed 2010-08-16
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-53705

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-0513637
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

2010 FM 2673, Canyon Lake, Texas 78133
(Address of principal executive offices) (Zip code)

(830) 964-3838
Registrant's telephone number, including area code:

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).
☐ Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	oYes ☒ No

The number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2010, was 127,347,782 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

COPSYNC, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$485,318	$1,141,534
Accounts receivable, net	176,271	40,371
Prepaid expenses	23,624	14,972

Total Current Assets	685,213	1,196,877

PROPERTY AND EQUIPMENT

Computer hardware	52,363	52,363
Computer software	18,259	18,259
Fleet vehicles	80,309	77,209
Furniture and fixtures	45,832	45,832

Total Property and Equipment	196,763	193,663
Less: Accumulated Depreciation	(116,424)	(98,505)

Net Property and Equipment	80,339	95,158

OTHER ASSETS

Software development costs, net	2,416,699	2,345,375
Debt issuance costs, net	10,458	16,708
Investments	50,000	50,000
Lease security deposit	750	750

Total Other Assets	2,477,907	2,412,833

TOTAL ASSETS	$3,243,459	$3,704,868

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$389,884	$508,771
Accrued settlement costs	220,000	-
Preferred stock dividends payable	73,644	21,690
Deferred revenues on hardware, installation, and
licensing contracts, current portion, net of deferred costs	187,968	169,453
Convertible notes payable, current portion	-	472,000
Notes payable, current portion	13,319	12,551

Total Current Liabilities	884,815	1,184,465

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and
licensing contracts	472,233	363,840
Convertible notes payable,net of note discount of
$27,087 and $46,041, respectively	22,913	13,959
Notes payable	27,194	33,733

Total Long-Term Liabilities	522,340	411,532

Total Liabilities	1,407,155	1,595,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share,100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 and 362,500 sharesissued and outstanding, respectively	37	36
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 127,347,782 and126,086,967 shares issued and outstanding,respectively	12,735	12,609
Common stock to be issued, 1,000,000 and 130,885 shares, respectively	100,000	19,633
Additional paid-in-capital	7,151,081	6,778,430
Accumulated deficit	(5,427,559)	(4,701,847)

Total Stockholders' Equity	1,836,304	2,108,871

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,243,459	$3,704,868

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES

Hardware, installation and other revenues	$549,800	$2,922	$812,189	$2,922
License fee revenues	74,156	19,201	122,891	23,370

Total Revenues	623,956	22,123	935,080	26,292

COST OF REVENUES

Hardware and other costs	317,361	16,217	569,254	19,336
Amortization of capitalized licensing costs	44,052	38,386	86,818	74,908

Total Cost of Revenues	361,413	54,603	656,072	94,244

GROSS PROFIT (LOSS)	262,543	(32,480)	279,008	(67,952)

OPERATING EXPENSES

Depreciation and amortization	9,037	7,942	17,919	15,023
Professional fees	175,310	342,403	356,178	372,068
Salaries and wages	289,624	109,254	586,882	204,255
Rent	8,250	7,700	15,450	16,100
Other general and administrative	65,759	71,993	175,727	126,740

Total Operating Expenses	547,980	539,292	1,152,156	734,186

LOSS BEFORE OTHER INCOME (EXPENSE)	(285,437)	(571,772)	(873,148)	(802,138)

OTHER INCOME (EXPENSE)

Interest income	1,856	146	4,745	613
Induced conversion expense	-	-	(4,346)	-
Gain on lawsuit settlement	332,914	-	332,914	-
Interest expense	(18,166)	(26,334)	(46,164)	(36,958)

Total Other Income (Expense)	316,604	(26,188)	287,149	(36,345)

NET INCOME (LOSS) BEFORE INCOME TAXES	31,167	(597,960)	(585,999)	(838,483)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$31,167	$(597,960)	$(585,999)	$(838,483)

Series B preferred stock dividend	(26,178)	-	(51,954)	-
Beneficial conversion feature on Series B preferred	-	-	(87,759)	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$4,989	$(597,960)	$(725,712)	$(838,483)

INCOME (LOSS) PER COMMON SHARE - BASIC	$0.00	$(0.00)	$(0.01)	$(0.01)

INCOME (LOSS) PER COMMON SHARE - FULLY DILUTED	$0.00	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	127,347,782	120,303,221	127,177,486	120,288,194

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	149,972,782	120,303,221	127,177,486	120,288,194

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(585,999)	$(838,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,737	89,931
Beneficial conversion feature	-	9,898
Amortization of note discount	18,954	-
Induced conversion expense	4,346	-
Additional expense for granting of warrants and options	40,759	278,418
Issuance of common stock for services rendered	-	29,000
Capital contributed through services rendered	42,750	-
Gain on lawsuit settlement	(332,914)	-
Change in operating assets and liabilities:
Accounts receivable	(135,900)	(4,762)
Debt issuance costs	6,250	(22,958)
Prepaid expenses	(8,652)	-
Deferred revenues	126,908	178,437
Accounts payable and accrued expenses	79,558	37,926

Net Cash Used in Operating Activities	(639,203)	(242,593)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	(158,142)	(219,104)
Purchases of property and equipment	(3,100)	(2,016)

Net Cash Used in Investing Activities	(161,242)	(221,120)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(5,771)	(3,993)
Proceeds received on notes and convertible notes	-	260,000
Proceeds from common stock to be issued	100,000	120,800
Issuance of series B preferred shares for cash	50,000	-

Net Cash Provided by Financing Activities	144,229	376,807

NET DECREASE IN CASH AND CASH EQUIVALENTS	(656,216)	(86,906)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141,534	209,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$485,318	$122,472

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$1,657	$1,821
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in lieu of accrued expenses	$116,665	$-
Common stock issued in conversion of notes payable
and accrued interest	$10,866	$-
Series B Preferred stock dividends declared / accrued	$139,713	$-
Purchase of fleet vehicles financed by notes payable	$-	$24,500

The accompanying notes are an integral part of these financial statements.

NOTE 1 -   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

COPsync, Inc. (“the Company”) operates as a software provider that not only enhances productivity and quality of work, but creates a safer work environment for the public safety community by developing the first real-time, nationwide public safety information sharing network.

On April 8, 2008, the Company amended its Certificate of Incorporation to implement a 15-for-1 forward stock split. The accompanying consolidated financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.  On April 17, 2008, the Company again amended its Certificate of Incorporation to increase its authorized shares of common stock from 50,000,000 to 500,000,000, and authorize 1,000,000 shares of Series A Preferred Stock, par value $0.0001.  On September 2, 2009, the Certificate of Incorporation was amended again and restated to reduce the number of authorized Series A Preferred Stock to 100,000, to designate the rights and privileges of the Series A Preferred Stock, and to give the Company’s Board of Directors the authority to authorize additional series of preferred stock.  On October 14, 2009, the Certificate of Incorporation was amended again through a Certificate of Designations, authorizing and designating a new series of 400,000 shares of Series B Preferred Stock.

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

In addition, the Company recognizes revenue related to hardware sales, installation of hardware, training, and other related revenue items when the hardware is delivered and installed, and collection is reasonably assured.  Refundable fees are not recognized as revenue until the refund terms have expired.

Per the terms of the hardware sales and licensing agreements, generally the entire amount of the hardware sales, installation charges, other miscellaneous revenues, and license fees are received by the Company at the beginning of the contract, which funds are then used to purchase the related hardware and software needed.  Accordingly, at June 30, 2010 and December 31, 2009, the Company had received a total of $1,595,281 and $629,616, respectively, of which only $935,080 and $96,323 has been recorded as earned revenue.  The remaining amount of $660,201 and $533,293 as of June 30, 2010 and December 31, 2009, respectively, has been recorded as deferred revenue on hardware, installation and licensing agreements, which will be recognized as revenue once the hardware is installed and over the remaining term of the licensing agreements, as earned.

Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures.  Common stock equivalents, totaling 250,000 shares pursuant to the convertible debentures, 4,125,000 shares pursuant to outstanding warrants, 3,150,000 pursuant to employee options, and 15,100,000 shares pursuant to the conversion of preferred shares as of June 30, 2010, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the three months and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended
	June 30,
	2010	2009

Net income (loss) available to common shareholders	$31,167	$(597,960)
Series B Preferred stock dividends	(26,178)	-

	$4,989	$(597,960)

Weighted average shares - basic	127,347,782	120,303,221

Weighted average shares - fully diluted	149,972,782	120,303,221

Basic income (loss) per share	$0.00	$(0.00)

Fully diluted income (loss) per share	$0.00	$(0.00)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share (Continued)

	For the Six Months Ended
	June 30,
	2010	2009

Net income (loss) available to common shareholders	$(585,999)	$(838,483)
Series B Preferred stock dividends and beneficial feature recorded	(139,713)	-

	$(725,712)	$(838,483)

Weighted average shares - basic	127,177,486	120,288,194

Weighted average shares - fully diluted	127,177,486	120,288,194

Basic income (loss) per share	$(0.01)	$(0.01)

Fully diluted income (loss) per share	$(0.01)	$(0.01)

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through June 30, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

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

There are no tax positions included in the accompanying consolidated financial statements at June 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Software Development Costs

Software development costs as of June 30, 2010 and December 31, 2009, respectively, are as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Capitalized software development costs	$2,724,082	$2,565,940
Accumulated amortization	(307,383)	(220,565)

Total	$2,416,699	$2,345,375

Amortization expense related to these costs was $86,818 and $74,908 for the six months ended June 30, 2010 and 2009, respectively. The Company has not recorded any impairments on the capitalized software developments costs as of June 30, 2010 or December 31, 2009.

Concentrations of Risk - Major Supplier

Approximately 94% of the Company’s cost of revenues – hardware costs for the six months ended June 30, 2010 relates to hardware purchased from a single supplier.  The Company could be adversely affected by the termination of this supplier relationship, although management of the Company believes that there are other vendors available to supply the Company if this were to happen.

Concentrations of Risk - Governmental Constraints

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

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

The carrying amounts reported in the accompanying balance sheets as of June 30, 2010 and December 31, 2009 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2010 and December 31, 2009.

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

NOTE 3 -        CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to convertible notes payable.  The notes bore interest at 9% per annum, were due on demand, and were convertible into common stock at $0.05 per share.  As more fully described in Note 9, pursuant to a “Deal Points Settlement Agreement” effective June 6, 2010, the Company and this related individual agreed to discharge these $420,000 convertible notes payable and accrued interest totaling $76,740 in exchange for 1,000,000 shares of the Company’s common stock.  However, this $420,000, along with a separate $52,000 convertible note payable as discussed below (for a total of $472,000 in principal), plus accrued interest, shall be payable to the note holder if and when certain events occur.  (These required events are described in Note 9).  Since management believes that the likelihood of these events occurring is remote, the Company has not recorded this liability as of June 30, 2010, but rather recorded a gain related to this settlement.  However, if the events described in Note 9 occur, the Company will be obligated to repay the $472,000, plus accrued interest, in full.

During the year ended December 31, 2009, the Company received a total of $362,000 from unrelated individuals pursuant to convertible notes payable.  These notes bear interest at rates between 2.5% and 10% per annum, are due between March 31, 2011 and July 23, 2011, with one due on demand, and are convertible into common stock at either $0.10 or $0.20 per share.

NOTE 3 -	CONVERTIBLE NOTES PAYABLE (Continued)

During the year ended December 31, 2009, $266,730 ($250,000 in principal and $16,730 in interest) of these convertible notes was converted into 2,667,300 shares of common stock, due to an agreement from the Company to induce the note holders to convert.  During the six months ended June 30, 2010, an additional $10,866 ($10,000 in principal and $866 in interest) was converted into 108,660 shares of common stock, with the same agreement from the Company to induce the note holder to convert.  These inducements allowed the notes to convert at $0.10 per share, rather than the stated conversion price of $0.20 per share, thus creating an induced conversion expense of $4,346 and $106,692 for the six months ended June 30, 2010 and December 31, 2009, respectively.

As discussed above, pursuant to a “Deal Points Settlement Agreement” effective June 6, 2010, the Company and one of these note holders agreed to discharge a $52,000 convertible note payable and accrued interest totaling $4,174, along with a separate note in the amount of $420,000 (as described above), plus accrued interest, in exchange for 1,000,000 shares of the Company’s common stock, subject to repayment based upon certain criteria as described above.

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible note received in 2008, no beneficial conversion feature was recorded.  However, pursuant to the terms of the new convertible notes received during 2009, a beneficial conversion feature was recorded for the year ended December 31, 2009, totaling $260,000, which is amortized over the term of the notes, or two years, except for one note where the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.  However, since certain of these notes were converted into common stock during the six months ended June 30, 2010 and the year ended December 31, 2009, the remaining discount on these notes was fully amortized.  The unamortized note discount on the remaining $50,000 in convertible notes payable as of June 30, 2010 is $27,087.

Convertible notes payable are summarized as follows:

Total convertible notes payable	$50,000
Less: unamortized note discount	(27,087)

Convertible notes payable, net	22,913
Less: current portion	-

Convertible notes payable, net, long-term portion	$22,913

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

During 2009, the Company completed a private placement of its equity securities in which the Company raised an additional $1,450,000 in gross proceeds.  During the six months ended June 30, 2010, an additional $50,000 was raised.  Pursuant to these private placements, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, which Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of common stock.

The Series B preferred stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B stock purchased.  The purchase price for each unit was $4.00 per share of Series B stock purchased.

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  During 2009, as a result of this calculation, the Company recorded a discount on this Series B preferred stock issuance, totaling $522,950, based on the beneficial conversion feature and the valuation of the 2,900,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is 90 days.  An additional discount was recorded during the six months ended June 30, 2010 of $18,033 as a result of the beneficial conversion feature on the additional 12,500 shares of preferred stock issued, along with the valuation of the additional 100,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is also 90 days.  Accordingly, for the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company recorded accretion of these discounts (recorded as a Series B preferred stock deemed dividend from the beneficial conversion feature), totaling $87,759 and $453,224, respectively.

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

NOTE 4 -	PREFERRED STOCK (Continued)

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

The newly designated Series B Preferred Stock issued in this private placement will i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) will have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of June 30, 2010 and December 31, 2009 of $73,644 and $21,690, respectively, on the Series B Preferred Stock.

NOTE 5 -        OUTSTANDING WARRANTS

As previously discussed, the Company granted warrants to purchase 15,000,000 shares of its common stock to an individual in conjunction with the acquisition agreement, which warrants are exercisable at $0.05 per share, and expire on April 1, 2012.  Pursuant to a “Deal Points Settlement Agreement” effective June 6, 2010, as more fully discussed in Note 9, these 15,000,000 warrants were cancelled in lieu of the Company’s obligation to issue the warrant holder 1,000,000 shares of common stock in exchange for the warrants.

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

Under the provisions of ASC 718, values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, thus an additional expense of $12,458 was recorded under the Black-Scholes option pricing model for the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company granted warrants to purchase a total of 250,000 shares of common stock to an individual in conjunction with a subscription agreement.  These warrants are exercisable at $0.20 per share and expire on June 7, 2011.

NOTE 5 -        OUTSTANDING WARRANTS (Continued)

As previously discussed in Note 4 above, the Company also granted warrants to purchase an additional 3,000,000 shares of common stock pursuant to various private placements.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2011.

A summary of the status of the Company’s outstanding warrants as of June 30, 2010 and the changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2009	19,039,800	$0.10

Granted	350,000	0.20
Exercised / Expired / Cancelled	(15,264,800)	0.06

Outstanding, June 30, 2010	4,125,000	$0.20

Exercisable, June 30, 2010	4,125,000	$0.20

As of June 30, 2010, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

3,000,000	$0.20	October 14, 2011
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
50,000	$0.10	June 5, 2014
250,000	$0.20	June 7, 2011

4,125,000

The following is a summary of outstanding and exercisable warrants at June 30, 2010:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 06/30/10	Life (in yrs.)	Price	at 06/30/10	Price

0.20	3,000,000	1.29	0.20	3,000,000	0.20
0.20	425,000	3.67	0.20	425,000	0.20
0.20	400,000	1.97	0.20	400,000	0.20
0.10	50,000	3.93	0.10	50,000	0.10
0.20	250,000	0.94	0.20	250,000	0.20

$0.10 - 0.20	4,125,000	1.61	$0.20	4,125,000	$0.20

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

Pursuant to this advisory firm agreement, the Company has paid a total of $25,000 of the $100,000 finder’s fee through June 30, 2010, as the advisory firm has raised $250,000 in convertible debt out of the maximum of $1,000,000 first phase, or 25%.  No additional finder’s fees are owed until additional financing is obtained.  In addition, the Company granted warrants to purchase 425,000 of the 5,000,000 shares of common stock to the advisory firm during 2009, based upon the amount of capital raised.  No additional warrants are owed pursuant to this agreement as of June 30, 2010, until additional financing is obtained.  Also during 2009, the Company granted the same advisory firm, pursuant to a separate agreement, warrants to purchase a total of 400,000 shares of common stock, out of warrants to purchase 2,000,000 shares of common stock issuable under that agreement, at $0.20 per share, for a three year period, for advisory services.

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

NOTE 6 -       ADVISORY AGREEMENTS (Continued)

In addition, the advisory firm received warrants to purchase 50,000 shares of common stock at $0.10 per share for a five-year period, with a cashless exercise feature.  These warrants were valued at $29,898 or $0.60 per warrant share.  This expense is also being recognized over the twelve month contract at $2,491 per month.  The advisory firm will also receive $50,000 if the Company receives $1,500,000 in revenue or raises $1,500,000 in debt or equity during the term of the agreement.  Also pursuant to the original agreement, the advisory firm was also to receive warrants to purchase 1,250,000 shares of common stock at $0.10 per share for a seven-year period, with a cashless exercise feature, subject to the advisory firm satisfying certain criteria.  However, subsequent to June 30, 2010, this portion of the advisory agreement related to the eventual grant of 1,250,000 warrants was cancelled pursuant to an addendum to the original agreement.  See also Note 11 for further details regarding an additional addendum to this original agreement.

NOTE 7 -       COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2010, the Company issued a total of 1,021,270 shares of common stock to two separate employees for services rendered during 2009 valued at $116,665, previously accrued at December 31, 2009.  The Company also issued a total of 130,885 shares of common stock for cash proceeds received during 2009 totaling $19,633.

In addition, the Company issued 108,660 shares of common stock, as previously discussed in Note 3, to an individual in conversion of convertible notes payable and accrued interest totaling $10,866, convertible at $0.10 per share.  This convertible note payable was originally convertible at $0.20 per share, rather than the $0.10 per share.  Accordingly, on the date of conversion, the Company recorded an additional expense of $4,346 during the six months ended June 30, 2010 as an induced conversion expense.

The Company also recorded contributed capital of $42,750 related to the forfeiture of contractual payroll by certain corporate officers during the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company also received a total of $100,000 pursuant to a subscription agreement received for 1,000,000 shares to be issued at $0.10 per share.  This investor was also granted a total of 250,000 warrants to purchase common stock as part of the subscription agreement, exercisable at $0.20 per share until June 7, 2011.  The shares are expected to be issued during the quarter ended September 30, 2010.

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

However, additional expense of $28,302 was recorded for the six months ended June 30, 2010, which represents the value of the options that vested during that period. Additional expense of $254,701 will be expensed over the next five years, or $56,601 per year, as the options become vested.

During 2009, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	3.61%
Expected life	10 years
Expected volatility	194%
Dividend yield	0.00%

A summary of the status of the Company’s outstanding options as of June 30, 2010 and the changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2009	3,150,000	$0.09

Granted	-	n/a
Exercised / Expired / Cancelled	-	n/a

Outstanding, June 30, 2010	3,150,000	$0.09

Exercisable, June 30, 2010	-	$-

NOTE 8 -        EMPLOYEE OPTIONS (Continued)
The following is a summary of outstanding and exercisable employee options at June 30, 2010:

	Outstanding			Exercisable
Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 06/30/10	Life (in yrs.)	Price	at 06/30/10	Price

$0.09	3,150,000	9.47	$0.09	-	n/a

NOTE 9 -       COMMITMENTS AND CONTINGENCIES

Contingent Liability

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed a demand against the Company in the American Arbitration Association in San Antonio, Texas. The demand alleges breach of contract and seeks repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  RCTY has remitted the filing fee of $1,000, and the arbitration is proceeding.  On February 12, 2010, RCTY filed an amended demand to include a claim for unjust enrichment.  On February 26, 2010, the Company filed an Answering Statement generally denying the allegations and asserting various affirmative defenses, including fraudulent inducement.  The arbitration hearing in this matter is scheduled to begin on November 2, 2010.  The Company intends to defend itself vigorously.  Specifically, the Company intends to deny that RCTY has alleged a valid debt of the Company based on RCTY’s representations to the Company that the $200,000 was only to be repaid upon the fulfillment of certain conditions that never occurred.  The Company intends to assert affirmative defenses for, inter alia, fraudulent inducement.

At December 31, 2008, pursuant to the Company’s belief that the amount was not intended to be repaid, the Company recorded the $200,000 as additional equity.  However, in order to be conservative at June 30, 2010 and December 31, 2009, the Company has reclassified this $200,000 as a liability, pending the outcome of this proceeding.

Employment Agreements

Chief Executive Officer (CEO)

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with an employee of the Company to be its Chief Executive Officer (CEO) through December 15, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $160,000 per annum.

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

Chief Executive Officer (CEO) (Continued)

The employee has agreed to forego the salary increase as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $20,000 during the six months ended June 30, 2010 related to the foregone salary increase.

President

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with an employee of the Company to be its President, through December 31, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $115,000 per annum through March 31, 2010, increasing to $130,000 per annum after April 1, 2010.

The employee has agreed to forego the salary increase as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $22,750 during the six months ended June 30, 2010 related to the foregone salary increase.

Executive Vice-President of Sales and Marketing

Effective September 15, 2009, the Company entered into an employment agreement with an employee of the Company to be its Executive Vice-President of Sales and Marketing, continuing until October 12, 2014, at a base salary of not less than $220,000 per annum, payable in cash of $150,000 and $70,000 per year in shares of restricted common stock.  The shares will accumulate monthly, based upon the average trading price of the Company’s common stock during such month, and will be payable to the employee on the earlier to occur of i) September 15, 2010, or ii) the date on which the Company has reported net income in accordance with Generally Accepted Accounting Principles, for two consecutive quarters.  The Company has accrued a total of $55,417 as of June 30, 2010 related to the amount of shares that have vested through June 30, 2010, pursuant to the $70,000 worth of shares to eventually be issued during 2010.

In addition, on or about October 12, 2009, the Company was obligated to grant to the employee a total of 750,000 shares of restricted common stock under the Company’s Long-Term Incentive Plan, which shares will vest in twenty (20) equal quarterly installments of 37,500 shares each, beginning January 12, 2010.  As no shares have vested through December 31, 2009, no accrual has been recorded as of December 31, 2009 pursuant to these shares.  However, an accrual of $9,750 was recorded as of June 30, 2010 for the installment that vested during the six months ended June 30, 2010.

NOTE 9 -       COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)

Executive Vice-President of Sales and Marketing(Continued)

Finally, under the employment agreement, on or about October 12, 2009, the Company was obligated to pay the employee $20,000 in cash and 551,270 fully-vested shares of restricted common stock under the Company’s Long-Term Incentive Plan.  Such payments were for full compensation for services provided by the employee from April 15, 2009 through September 15, 2009.  These shares were issued during the six months ended June 30, 2010.

Other Agreements

Effective May 28, 2010, the Company entered into a “Referral Compensation Agreement” with an investment firm.  Pursuant to this agreement, the investment firm has or will facilitate meetings and introductions on behalf of the Company with certain potential investors in return for the Company’s agreement to pay the investment firm compensation for these introductory services if an investment, either directly or indirectly, results as a consequence of these services.  The investment firm is entitled to a 5% finder’s fee of the proceeds or value invested in the Company within one-year after the date of the agreement.  However, the investment firm will not be entitled to any compensation under this agreement for any investment in the Company that is used by the Company to pay the investment firm the monthly retainer required in the “Professional Services Agreement” noted below.

Effective June 2, 2010, the Company entered into a one-year “Professional Services Agreement” with this same investment firm.  Pursuant to this separate agreement, the investment firm is to provide government relations and consulting services, sales services and tech support.  As consideration for these services, the investment firm is entitled to a monthly retainer payment of $30,000.  Such payments are contingent upon receipt by the Company of investments that the Company is able to secure, with the assistance of the investment firm, for that purpose, up to an amount of $360,000 for the initial term of the agreement.  In addition to the monthly retainer payment, the investment firm will be entitled to a commission equal to amounts actually received by the Company in excess of $49.95 per user, per month generated from any contract secured as a result of the investment firm’s efforts.

Office Leases

The Company currently has two separate operating leases for its office space.  Both leases currently are on a month-to-month basis.  Each lease requires a monthly payment of $1,200 per month, and can be terminated by either party at any time.  One of the leases is with the Company’s Chief Executive Officer (see Note 10).

NOTE 9 -       COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

On December 4, 2009, the Company filed a lawsuit against an individual and various entities that the Company believes are affiliated with and controlled by this individual who held convertible notes payable by the Company in the amount of $472,000 (see Note 3), in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., Russell Chaney, individually, Jason S. Rapp, individually, v. Timothy T. Page, et. al.  In the lawsuit, the Company and the other individual plaintiffs (Russell Chaney and Jason Rapp) were seeking damages for federal securities law violations, breach of fiduciary duty, fraud, conversion, breach of contract and other common law violations arising from the defendants’ wrongful acts in connection with trading the Company’s securities and promoting and raising capital for the Company in relation to the share exchange transaction with the Company’s predecessor.  Management of the Company believes that Mr. Page, through the other defendant entities, controlled a large majority of the outstanding shares of the Company’s common stock prior to that transaction, and acted as the Company’s promoter and fiduciary in that and related transactions.

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

Also on December 30, 2009, Testre issued a letter demanding payment in thirty (30) days of alleged loans made to the Company in the amount of $1,182,000.  Of that amount, a $750,000 purported loan was allegedly due to be converted into warrants to purchase 15,000,000 shares of the Company’s common stock upon the closing of the April 2008 share exchange.  The Company has always believed that the $750,000 loan was never a legitimate obligation, and has disputed that it owed any monies on these supposed loans, in part because Testre and its affiliates, including Mr. Page, have caused damages to the Company substantially in excess of these amounts.  On March 20, 2010, Testre filed a lawsuit against the Company in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on the above-referenced loans. The Company had recorded, however, total convertible notes payable to this individual and Testre LP, totaling $472,000 (see Note 3) as of December 31, 2009, in order to be conservative, pending the outcome of this litigation, but believed that the $472,000 amount was the worst-case scenario based upon the loan documents.

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

Effective June 6, 2010, the Company and Mr. Page (personally and on behalf of Testre and its affiliates) entered into a “Deal Points Settlement Agreement” (“DPSA”) which according to the agreement is intended to be enforceable as a binding settlement agreement in and of itself as necessary, although a final settlement agreement has not been finalized as of the date of this report.  Pursuant to this DPSA, both parties agreed to the following: (1) the $750,000 purported loan noted in the preceding paragraph is null, void, and unenforceable and the Company is not subject to any repayment or guaranty obligations arising therefrom, and (2) any alleged obligation under the convertible notes payable, totaling $472,000, plus accrued interest totaling $80,914 (see Note 3), shall be discharged, and shall not be recognized as indebtedness against the Company.  However, the Company agrees to pay a settlement sum to Page and Testre in the amount of $472,000, plus accrued interest, if and when the following conditions are satisfied: (a) to the extent that new capital is introduced to the Company by Mr. Page or a certain other individual on terms acceptable to the Company and that comply with all applicable state and federal security laws, the Company shall pay 45% of such funds to Mr. Page or any other person or entity designated by Mr. Page, (b) the Company will not refuse to issue its equity securities to any investors introduced by Mr. Page or a certain other individual provided that the investors shall be accredited investors and willing to purchase the Company’s equity securities on terms no less favorable to the Company that those of its most recent offering of similar securities, and provided further that the Company shall advise Mr. Page immediately if it offers equity securities on any more favorable terms to any prospective investor and shall not refuse any investors introduced by Mr. Page who are willing to purchase shares on such more favorable terms, and (c) the total and maximum amount to be paid to Mr. Page under all provisions is $472,000, plus accrued interest, from the dates stated and at the rates stated in the underlying notes.

In satisfaction of the discharge of these convertible notes payable, the Company will deliver 1,000,000 restricted shares to Mr. Page upon the signing of the final settlement agreement.  In addition, the Company will convey to Testre 1,000,000 shares of unrestricted common stock in exchange for Testre’s warrants to purchase 15,000,000 shares of the Company’s common stock.  At the time a full settlement agreement is finalized, the Company will convey the shares to Testre.  Following the execution of a full settlement agreement, the Company will not interfere with the sale of the Company’s stock by the defendants either through requesting action or inaction by their transfer agent or by contacting any brokerage firms at which the Page defendants have an account.  In addition, all parties will dismiss all claims and counterclaims with prejudice in the two pending lawsuits referenced above promptly after a final settlement agreement is signed.  The DFSA stipulated that all parties were to finalize and sign a full and final settlement agreement with mutual releases and ordinary and customary terms by June 15, 2010, although a final settlement agreement has yet to be signed as of the date of this report.  If there is any dispute about any point in the final settlement agreement on which the parties cannot agree, the parties will ask a disinterested attorney to decide the issue on the basis of what is ordinary and customary under Texas and federal practice, but the points in this DPSA will not be altered or otherwise affected.

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

As of the date of this report, a final settlement agreement as referred to in the previous paragraph has yet to be finalized.  However, according to the language included in the DPSA, the agreement is intended to be enforceable as a binding settlement agreement in and of itself, as of June 6, 2010.  Accordingly, the Company has recorded accrued settlement costs of $220,000 as of June 30, 2010, which represents the market value of the 2,000,000 shares of common stock to be issued pursuant to the DPSA on June 6, 2010 ($0.11 per share), since no shares have been issued pursuant to this agreement as of June 30, 2010.  The difference between this accrual and the discharge of the convertible notes payable and related accrued interest through June 6, 2010 (see Note 3) has been recorded as a lawsuit settlement gain, totaling $332,914, during the six-month period ended June 30, 2010.  This gain has been recorded since management of the Company believes that the eventual payment of the $472,000, plus accrued interest, settlement amount as discussed previously, is considered to be remote pending the unlikely occurrence of the required stipulations as previously discussed.

NOTE 10 -      RELATED PARTY TRANSACTIONS

The Company leases its corporate office space on a month-to-month basis from the Company’s Chief Executive Officer.  The monthly payment on the lease agreement is $1,200 per month and the agreement can be terminated by either party at any time.

NOTE 11 -      SUBSEQUENT EVENTS

Effective July 16, 2010, pursuant to an addendum to a consulting agreement (see Note 6, paragraphs 3 and 4, for details of the original consulting agreement), both the Company and the advisory firm agreed to terminate the clause regarding the granting of 1,250,000 warrants.  However, effective the same day, pursuant to an additional addendum to the same consulting agreement, both parties agreed to add an additional clause to the original agreement, whereby the advisory firm is to receive warrants to purchase 1,500,000 shares of common stock at $0.10 per share for a seven-year period, with a cashless exercise feature, subject to the terms of the consulting agreement. as amended.  These warrants have not yet been issued.

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no other significant subsequent events that required additional disclosure.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements, including the notes to those financial statements, included elsewhere in this report.

The information contained below is subject to the “Risk Factors” and other risks detailed in our Annual Report on Form 10-K for our fiscal year ending December 31, 2009 and our other reports filed with the Securities and Exchange Commission.

Overview; Business Model; Risks and Uncertainties

Since January 2005, we have primarily been a vendor of the COPsync™ service, which is a real-time data collection and data sharing solution.  Our solution provides in-car, real-time, law enforcement information to law enforcement officers at the point of incident via a laptop computer, notebook or a handheld device.  Our service also provides electronic forms capability to enable officers in the field to electronically document incident and offense reports, including arrests, citations, field contacts, DWI reporting, and crash reporting; it also provides a means to electronically transmit missing child (Amber) and BOLO (Be on the lookout) alerts to other users of the service and electronic alerts to aid in the identification and apprehension of persons of interest to law enforcement.

Our founders, Russell Chaney and Jason Shane Rapp, both certified police officers in the State of Texas and former software company executives, began developing the COPsync service in early 2004.  Their motivation for developing the service was the death of a fellow police officer in their community, which they believed was the direct result of law enforcement agencies not sharing relevant information.  Mr. Chaney and Mr. Rapp aspired to create and deploy a technology that would have avoided the death of a fellow officer and that provides in-vehicle, electronic technology tools to assist officers in fulfilling their law enforcement responsibilities.

We believe that use of our system saves lives, saves time and saves money.  It increases officer safety by providing real-time access to critical information officers need to protect themselves and the public.  Also, our systems’ electronic technology tools increase officer productivity, which enables them to spend more time on patrol and less time behind a desk completing incident, offense and activity  paperwork.  Our system architecture is designed to scale nationwide and globally.  We have also designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.

Our service became available for release in the second half of 2008, and we began generating license fee revenue in the fourth quarter of 2008.  Currently, 126 law enforcement agencies have contractually subscribed to use our real-time data collection and data sharing solution.

We offer our software as a service (“SaaS”) on a subscription basis to our customers who subscribe to use the services for a specified term.  The fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our model include the following:

•	We incur start-up costs and recurring fixed costs to establish and maintain the service.
•	We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.
•	Subscribers are recruited with the goal of reaching a level of aggregate subscriber payments that exceeds the fixed (and variable) recurring service costs.
•	The rate at which new subscribers are added is essential to attaining positive cash flow from operations in the near term.

Assuming we are successful in obtaining users of our service, we anticipate that the recurring nature of our subscription model will result in cash receipts rising in a predictable manner, assuming adequate subscription renewal and continued new additions to the subscription base.

There is no assurance that we will be successful in implementing our business model.  There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, those described in “ITEM 1A. RISK FACTORS” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and as described below under “Item 1A. Risk Factors.”  In addition to the risks outlined in the Form 10-K and below, risks and uncertainties not presently known to us or that we currently consider immaterial might also impair our business operations.

As of June 30, 2010, our COPsync solution had successfully submitted, processed and relayed over 354,311officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

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

Our management believes that there has been no significant changes during the quarter ended June 30, 2010 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

For the three month periods ended June 30, 2010 and 2009

Revenue.  For the three month period ended June 30, 2010, our total revenues were $623,956, including $549,800 in hardware, installation and other revenue and $74,156 in license fee revenues, compared to $22,123 for the three month period ended June 30, 2009, $2,922 of which was hardware, installation and other revenue and $19,201 of which was license revenue.  The increase in revenue in both categories was due to increasing sales after the release of our product for licensing in the fourth quarter of 2008 and our recognition of deferred revenue in the second quarter of 2010 from previously executed license agreements.  We only began selling and installing hardware required to run our software in the first quarter of 2009.

Cost of Revenue.  For the three month period ended June 30, 2010, our cost of revenues was $361,413, resulting in a gross profit of $262,543, compared to cost of revenues of $54,603for the three months ended June 30, 2009, resulting in a gross loss of $32,480.  The increase in costs of revenues in 2010 was primarily due to an increase in hardware and other costs of $301,144.  The gross loss in 2009 was primarily due to $38,386 in amortization of capitalized licensing costs with only $19,201 in offsetting license fee revenues, and $16,217 in hardware and other costs with only $2,922 in hardware, installation and other revenues.

Operating Expenses.  For the three month periods ended June 30, 2010 and 2009, our total operating expenses were $547,980 and $539,292, respectively.  This $8,688 increase was due primarily to an $180,370 increase in salaries and wages, primarily as the result of hiring additional sales staff, which was largely offset by a $167,093 decrease in professional fees, due to the value of warrants to purchase 400,000 shares of our common stock issued to a consultant included in 2009.

Other Income (Expense).  For the three month periods ended June 30, 2010 other income was $316,604, as compared to other expense of $26,334 in the same period in 2009.  Other income for 2010 consists primarily of $332,914 in gain on settlement debt, which was recognized in connection with an agreed discharge of $472,000 in principal amount of convertible debt in connection with a settlement agreement relating to pending litigation, offset by accrued settlement costs of $220,000 for 2,000,000 shares of common stock to be issued in connection with that settlement.  Other income for 2010 also included interest income on cash and cash equivalents of $1,856, and an interest expense of $18,166.  Other expense for 2009 consists of interest income on cash and cash equivalents of $146, offset by an interest expense of $26,334.

For the six month periods ended June 30, 2010 and 2009

Revenue.  For the six month period ended June 30, 2010, our total revenues were $935,080, including $812,189 in hardware, installation and other revenue and $122,891 in license fee revenues, compared to $26,292 for the six month period ended June 30, 2009, $2,922 of which was hardware, installation and other revenue and $23,370 of which was license revenue.  The increase in revenue in both categories was due to increasing sales after the release of our product for licensing in the fourth quarter of 2008 and our recognition of deferred revenue in the second quarter of 2010 from previously executed license agreements.  We only began selling and installing hardware required to run our software in the first quarter of 2009.

Cost of Revenue.  For the six month period ended June 30, 2010, our cost of revenues was $656,072, resulting in a gross profit of $279,008, compared to cost of revenues of $94,244for the six months ended June 30, 2009, resulting in a gross loss of $67,952.  The increase in costs of revenues in 2010 was primarily due to an increase in hardware and other costs of $549,918.  The gross loss in 2009 was primarily due to $74,908 in amortization of capitalized licensing costs with only $23,370 in offsetting license fee revenues, and $19,336 in hardware and other costs with only $2,922 in hardware, installation and other revenues.

Operating Expenses.  For the six month periods ended June 30, 2010 and 2009, our total operating expenses were $1,152,156 and $734,186, respectively.  This $417,970 increase was due primarily to a $382,627 increase in salaries and wages, primarily as the result of hiring additional sales staff, and smaller increases in depreciation and amortization and other general and administrative expenses, which was offset by a $15,890 decrease in professional fees.

Other Income (Expense).  For the six month periods ended June 30, 2010 other income was $387,149, as compared to other expense of $36,345 in the same period in 2009.  Other income for 2010 consists primarily of $332,914 in gain on settlement debt, which was recognized in connection with an agreed discharge of $472,000 in principal amount of convertible debt in connection with a settlement agreement relating to pending litigation, offset by accrued settlement costs of $220,000 for 2,000,000 shares of common stock to be issued in connection with that settlement.  Other income for 2010 also included interest income on cash and cash equivalents of $4,745, an induced conversion expense of $4,346, which we recorded upon the conversion of a convertible note at a conversion price less than that stated in the note, and an interest expense of $46,164.  Other expense for 2009 consists of interest income on cash and cash equivalents of $613, offset by an interest expense of $36,958.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of June 30, 2010, we had $485,318 in cash and cash equivalents, compared to $1,141,534 as of December 31, 2009.  The decrease during the six months ended June 30, 2010 was due primarily to $639,203 in cash used in operating activities, primarily as the result of our net loss during that period, and $161,242 used in investing activities, primarily due to $158,142 software development costs, which was partially offset by $144,229 provided by financing activities, including $50,000 in proceeds received from the issuance of shares of our Series B preferred stock and $100,000 in proceeds from the issuance of our common stock and warrants.  On June 30, 2010, we had a working capital deficiency of $199,602, compared to a surplus of $12,412 on December 31, 2009.  The working capital deficiency was due primarily to a decrease of $656,216 in cash and cash equivalents, an increase of $220,000 in accrued settlement costs and an increase of $206,466 in deferred revenues, accounts payable and accrued expenses, which was partially offset by a $472,000 decrease in convertible notes payable and a $144,552 increase in accounts receivable and prepaid expenses.

Plan of Operation .

At June 30, 2010, we had cash and cash equivalents on hand of $485,318 and had a working capital deficiency of $199,602.  We consumed cash of $407,112 during the second quarter of 2010.  Although we anticipate that the rate of our cash consumption will decrease somewhat during the third quarter of 2010, we plan to seek additional financing in the near term in order to support our anticipated operations.  If we are unable to obtain additional financing on satisfactory terms, our results of operations will be negatively affected.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 4, 2009, we filed a lawsuit against Timothy T. Page and various entities that we believe are affiliated with and controlled by Mr. Page in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., et al. v. Timothy T. Page, et al.  On December 30, 2009, Mr. Page and several of the other defendants answered the lawsuit, asserting various affirmative defenses and filing counterclaims against us and the other plaintiffs.  Also on December 30, 2009, Testre, LP, a defendant in the lawsuit, issued a letter demanding payment within thirty (30) days of alleged loans made to us in the amount of $1,182,000, including a $750,000 purported loan by Testre that we claim was repaid by the issuance of warrants to purchase 15,000,000 shares of our common stock upon the closing of the April 2008 share exchange.  On March 22, 2010, Testre filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on the above-referenced loans.

Effective June 6, 2010, we entered into a “deal points” settlement agreement with Mr. Page, on behalf of himself and his admitted affiliates, including Testre.  The agreement is an enforceable contract, but contemplates that a full settlement agreement, with mutual releases, will be executed.  The parties are still negotiating the terms of the full settlement agreement.  The deal points settlement agreement provides that:  (i) the $750,000 loan is null, void and unenforceable, (ii) if we complete financing with a party introduced to us by Mr. Page or other identified individuals, we will pay 45% of the funds raised pursuant to such financing toward the principal and accrued interest allegedly owed under purported loans totaling $472,000; otherwise, these purported loans are discharged; (iii) we will issue one million unrestricted shares of our common stock in exchange for warrants to purchase 15 million shares held by Testre; (iv) we will issue to Mr. Page one million additional restricted shares of our common stock; and (v) all parties will release all claims and counterclaims with prejudice.

As discussed above in Note 9 in the notes to the financial statements, we are defendants in an arbitration proceeding filed by Rocket City Enterprises.

We may be involved in other legal proceedings that arise in the ordinary course of business.

Item 1A.  Risk Factors

 See Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The risk factor set forth below and those included in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In addition to the risk factors previously identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we replace the risk factor entitled “ We are likely to require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.” with the following:

We are likely to require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new financing could have a substantial dilutive effect on our existing stockholders.

At June 30, 2010, we had cash and cash equivalents on hand of $485,318 and had a working capital deficiency of $199,602.  We consumed cash of $407,112 during the second quarter of 2010.  Although we anticipate our cash consumption will decrease somewhat during the third quarter of 2010, we plan to seek additional financing in the near term in order to support our anticipated operations.  If we are unable to obtain additional financing on satisfactory terms, our results of operations will be negatively affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On or about May 6, 2010, we completed a private placement of 1,000,000 shares of our common stock, and a warrant to purchase 250,000 shares of our common stock for $0.20 per share, in exchange for $100,000 in cash, or one share of common stock for each $0.10 of cash.  The shares of common stock were offered and sold to one private individual that we reasonably believe is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the note.  We disclosed to the investor that the shares of common stock, the warrant and the common stock underlying the warrant could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares and the warrant included, and the certificates representing the common stock to be issued upon exercise of the note will include, a legend to that effect.

Item 3.  Defaults Upon Senior Securities

As discussed under Legal Proceedings above, on December 30, 2009, Testre, LP issued a letter demanding payment in thirty (30) days of alleged loans made to us in the amount of $1,182,000.  On March 22, 2010, Testre filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on the above-referenced loans.  Of this amount, we do not believe that a purported loan of $750,000 included in the amount sought was a legitimate obligation and, if it was legitimate, it was repaid by the issuance of warrants.  With respect to the remaining loans subject to this lawsuit, which total $507,427 of principal and accrued interest as of the date of this report, we dispute that we owe any monies on those supposed loans, in part because Testre and its affiliates, including Mr. Page, defrauded and caused damages to us substantially in excess of the amounts owed.  We are seeking to recover those damages in the lawsuit we filed against Mr. Page, Testre and others, as described under “Item 1.  Legal Proceedings”  above.

Effective June 6, 2010, we entered into a deal points settlement agreement with Mr. Page, on behalf of himself and his admitted affiliates, including Testre.  The agreement is an enforceable contract but contemplates that a full settlement agreement, with mutual releases, will be executed.  The parties are still negotiating the terms of that full settlement agreement.  The deal points settlement agreement provides, among other things, that the loans that are the subject of the suit are either null, void and unenforceable or will be discharged in exchange for a contingency settlement payment, as described under “Item 1.  Legal Proceedings” above.

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

COPsync, Inc.

Date: August 16, 2010	By:	/s/ Russell D. Chaney
Russell D. Chaney
Chief Executive Officer
(Principal Executive Officer)