Form 10-Q
period 2010-09-30
COPsync, Inc.
filed 2010-11-15
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53705

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware		98-0513637
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2010 FM 2673, Canyon Lake, Texas 78133
(Address of principal executive offices) (Zip code)

(830) 964-3838
(Registrant's telephone number, including area code)

 Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes  No

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check is a smaller reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	 Yes ☒ No

The number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2010, was 129,506,113 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COPSYNC, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$208,007	$1,141,534
Accounts receivable, net	191,982	40,371
Prepaid expenses and other	17,473	14,972

Total Current Assets	417,462	1,196,877

PROPERTY AND EQUIPMENT

Computer hardware	52,363	52,363
Computer software	18,259	18,259
Fleet vehicles	117,791	77,209
Furniture and fixtures	50,832	45,832

Total Property and Equipment	239,245	193,663
Less: Accumulated Depreciation	(124,365)	(98,505)

Net Property and Equipment	114,880	95,158

OTHER ASSETS

Software development costs, net	2,371,298	2,345,375
Debt issuance costs, net	7,333	16,708
Investments	50,000	50,000
Lease security deposit	750	750

Total Other Assets	2,429,381	2,412,833

TOTAL ASSETS	$2,961,723	$3,704,868

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$735,119	$508,771
Accrued settlement costs	220,000	-
Preferred stock dividends payable	100,110	21,690
Deferred revenues on hardware, installation, and licensing contracts, current portion, net of deferred costs	206,755	169,453
Convertible notes payable, current portion	6,249	472,000
Notes payable, current portion	24,150	12,551

Total Current Liabilities	1,292,383	1,184,465

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and licensing contracts	104,488	363,840
Convertible notes payable,net of note discount of $20,838 and $46,041, respectively	22,913	13,959
Notes payable	46,599	33,733

Total Long-Term Liabilities	174,000	411,532

Total Liabilities	1,466,383	1,595,997

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 and 362,500 shares issued and outstanding, respectively	37	36
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 127,347,782 and 126,086,967 shares issued and outstanding, respectively	12,835	12,609
Common stock to be issued, 1,068,756 and 130,885 shares, respectively	142,291	19,633
Common stock warrants to be issued, 1,500,000 and zero stock warrants, respectively	131,961	-
Additional paid-in-capital	7,284,882	6,778,430
Accumulated deficit	(6,076,676)	(4,701,847)

Total Stockholders' Equity	1,495,340	2,108,871

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,961,723	$3,704,868

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES

Hardware, installation and other revenues	$568,120	$5,516	$1,380,309	$8,438
License fee revenues	110,332	37,758	233,223	61,128

Total Revenues	678,452	43,274	1,613,532	69,566

COST OF REVENUES

Hardware and other costs	433,535	35,591	1,002,789	54,927
Amortization of capitalized licensing costs	45,401	40,173	132,219	115,081

Total Cost of Revenues	478,936	75,764	1,135,008	170,008

GROSS PROFIT (LOSS)	199,516	(32,490)	478,524	(100,442)

OPERATING EXPENSES

Depreciation and amortization	10,012	8,372	27,931	23,395
Professional fees	404,892	80,487	761,070	452,555
Salaries and wages	343,908	193,759	930,790	398,014
Rent	7,530	7,200	22,980	23,300
Other general and administrative	102,482	159,073	278,209	285,813

Total Operating Expenses	868,824	448,891	2,020,980	1,183,077

LOSS BEFORE OTHER INCOME (EXPENSE)	(669,308)	(481,381)	(1,542,456)	(1,283,519)

OTHER INCOME (EXPENSE)

Interest income	719	14	5,464	627
Induced conversion expense	-	-	(4,346)	-
Loss on asset disposals	(3,197)		(3,197)
Gain on settlement of debt	60,000	-	392,914	-
Interest expense	(10,865)	(97,718)	(57,029)	(134,676)

Total Other Income (Expense)	46,657	(97,704)	333,806	(134,049)

NET LOSS BEFORE INCOME TAXES	(622,651)	(579,085)	(1,208,650)	(1,417,568)

INCOME TAXES	-	-	-	-

NET LOSS	$(622,651)	$(579,085)	$(1,208,650)	$(1,417,568)

Series B preferred stock dividend	(26,466)	-	(78,420)	-
Beneficial conversion feature on Series B preferred	-	-	(87,759)	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(649,117)	$(579,085)	$(1,374,829)	$(1,417,568)

LOSS PER COMMON SHARE - BASIC AND FULLY DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND FULLY DILUTED	127,549,968	120,842,856	127,370,406	120,475,113

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,208,650)	$(1,417,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,079	138,476
Beneficial conversion feature	-	86,383
Amortization of note discount	25,203	-
Induced conversion expense	4,346	-
Additional expense for granting of warrants and options	186,871	288,384
Common stock to be issued for services rendered	142,291	29,000
Capital contributed through services rendered	62,500	-
Gain on settlement of debt	(392,914)	-
Change in operating assets and liabilities:
Accounts receivable	(151,611)	(38,316)
Debt issuance costs	9,375	(19,833)
Prepaid expenses	(2,501)	-
Deferred revenues	(222,050)	134,660
Accounts payable and accrued expenses	484,793	111,708

Net Cash Used in Operating Activities	(904,268)	(687,106)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	(158,142)	(297,548)
Purchases of property and equipment	(45,582)	(2,016)

Net Cash Used in Investing Activities	(203,724)	(299,564)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(10,535)	(6,919)
Proceeds received on notes and convertible notes	35,000	362,000
Issuance of common stock for cash, net of offering costs	100,000	414,458
Proceeds from common stock to be issued	-	19,633
Issuance of series B preferred shares for cash	50,000	-

Net Cash Provided by Financing Activities	174,465	789,172

NET DECREASE IN CASH AND CASH EQUIVALENTS	(933,527)	(197,498)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141,534	209,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,007	$11,880

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,836	$2,796
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in lieu of accrued expenses	$116,665	$-
Common stock issued in conversion of notes payable and accrued interest	$10,866	$-
Series B Preferred stock dividends declared / accrued	$166,179	$-
Purchase of fleet vehicles financed by notes payable	$-	$24,500

The accompanying notes are an integral part of these consolidated financial statements.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 1 -       BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by COPsync, Inc. (“the Company”) pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company markets and licenses a field-based reporting and information-sharing service that enables law enforcement officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases patrol officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents and document accidents.  It also saves lives, reduces unsolved crimes and assists in apprehending criminals, through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The service provides law enforcement agencies the means to be proactive instead of reactive in nature.

On September 2, 2009, the Company amended and restated its Certificate of Incorporation to reduce the number of authorized Series A Preferred Stock from 1,000,000 to 100,000, to designate the rights and privileges of the Series A Preferred Stock, and to give the Company’s Board of Directors the authority to authorize additional series of preferred stock.  On October 14, 2009, the Certificate of Incorporation was amended again through a Certificate of Designations, authorizing and designating a new series of 400,000 shares of Series B Preferred Stock.

On April 25, 2008, the Company entered into an acquisition agreement with PostInk Technology, LP (“PostInk”) and RSIV, LLC (the general partner of PostInk) to acquire 100% of the ownership interests in PostInk.  On the closing date, the Company issued 25,000,005 shares (post forward stock split) of its common stock, 100,000 shares of its Series A Preferred Stock and warrants to purchase 74,423,069 shares of its common stock, in exchange for 100% of the ownership interests in PostInk.  The acquisition agreement also called for the cancellation of 29,388,750 shares of common stock held by the Company’s existing stockholders, but only 26,638,750 shares were actually turned over for cancellation.  During the year ended December 31, 2009, 1,000,000 of the remaining shares were recovered by the Company and were cancelled.

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

In general, the Company recognizes revenue related to licensing fees on a monthly basis, over the life of the licensing agreement, and when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

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

Per the terms of the hardware sales and licensing agreements, generally the entire amount of the hardware sales, installation charges, other miscellaneous revenues, and license fees are invoiced by the Company at the beginning of the contract. The resulting cash receipts  are  used to fund the purchase of the related hardware and software needed.  Accordingly, at September 30, 2010 and December 31, 2009, the Company had received funds of $1,924,775 and $629,616, respectively, of which only $1,613,532 and $96,323, respectively, was recorded as earned revenue.  The remaining amount of $311,243 and $533,293 as of September 30, 2010 and December 31, 2009, respectively, was recorded as deferred revenue on hardware, installation and licensing agreements, which will be recognized as revenue once the hardware is installed and over the remaining term of the licensing agreements, as earned.

Income (Loss) Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic and fully diluted income (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 250,000 shares pursuant to the convertible debentures, 4,125,000 shares pursuant to outstanding warrants, 8,300,000 pursuant to outstanding options, and 15,100,000 shares pursuant to the conversion of preferred shares have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the three months and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended
	September 30,
	2010	2009

Net income (loss) available to common shareholders	$(622,651)	$(579,085)
Series B Preferred stock dividends	(26,466)	-

	$(649,117)	$(579,085)

Weighted average shares - basic	127,549,968	120,842,856

Basic and fully diluted (loss) per share	$(0.01)	$(0.00)

	For the Nine Months Ended
	September 30,
	2010	2009

Net income (loss) available to common shareholders	$(1,208,650)	$(1,417,568)
Series B Preferred stock dividends	(166,179)	-

	$(1,374,829)	$(1,417,568)

Weighted average shares - basic	127,370,406	120,475,113

Basic and fully diluted (loss) per share	$(0.01)	$(0.01)

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through September 30, 2010.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

There are no tax positions included in the accompanying consolidated financial statements at September 30, 2010 or December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

From inception through December 31, 2009, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,670,000 at December 31, 2009, and will expire in the years 2026 through 2029.

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

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software Development Costs (Continued)

Software development costs as of September 30, 2010 and December 31, 2009, respectively, are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Capitalized software development costs	$2,724,082	$2,565,940
Accumulated amortization	(352,784)	(220,565)

Total	$2,371,298	$2,345,375

Amortization expense related to these costs was $132,219 and $115,081 for the nine months ended September 30, 2010 and 2009, respectively. The Company has not recorded any impairment on the capitalized software developments costs as of September 30, 2010 or December 31, 2009.

Concentrations of Risk - Major Supplier

Approximately 95% of the Company’s cost of revenues – hardware and other costs for the nine months ended September 30, 2010 relates to hardware purchased from a single supplier.  The Company could be adversely affected by the termination of this supplier relationship, although management of the Company believes that there are other vendors available to supply the Company if this were to happen.

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

The carrying amounts reported in the accompanying balance sheets as of September 30, 2010 and December 31, 2009 for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2010 and December 31, 2009.

Preferred Stock Issuances with Beneficial Conversion Features

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the issuance of its Series B Preferred Stock and the detachable warrants included in the issuance on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The shares of Series B Preferred Stock may be converted into shares of the Company’s common stock at a ratio of 40-to-1.  The detachable warrants are exercisable at $0.20 per share.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 3 -        CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to convertible notes payable.  The notes bore interest at 9% per annum, were due on demand, and were convertible into common stock at $0.05 per share.  As more fully described in Note 9, pursuant to a Deal Points Settlement Agreement, dated effective June 6, 2010 (the “DPSA”), executed in connection with the settlement of a pending lawsuit, the Company and this individual agreed to discharge the $420,000 in principle amount of these convertible notes payable, and accrued interest totaling $76,740, in exchange for 1,000,000 shares of the Company’s common stock.  However, under the terms of the DPSA, the $420,000, along with $52,000 related to a separate promissory note discussed below (for a total of $472,000), plus accrued interest, shall be payable to the note holder if and when certain events occur.  (These required events are described in Note 9).  Since management believes that the likelihood of these events occurring is remote, the Company has not recorded this liability as of September 30, 2010, but rather recorded a gain related to this lawsuit settlement.  However, if the events described in Note 9 occur, the Company will be obligated to repay the $472,000, plus accrued interest, in full.

During the year ended December 31, 2009, the Company received a total of $362,000 from unrelated individuals pursuant to convertible notes payable.  These notes bear interest at rates between 2.5% and 10% per annum, are due between March 31, 2011 and July 23, 2011, with one due on demand, and are convertible into common stock at either $0.10 or $0.20 per share.

During the year ended December 31, 2009, $266,730 ($250,000 in principal and $16,730 in interest) of these convertible notes was converted into 2,667,300 shares of common stock, pursuant to an agreement from the Company to induce the note holders to convert.  During the nine months ended September 30, 2010, an additional $10,866 ($10,000 in principal and $866 in interest) was converted into 108,660 shares of common stock, with the same agreement from the Company to induce the note holder to convert.  These inducements allowed the notes to convert at $0.10 per share, rather than the stated conversion price of $0.20 per share, thus creating an induced conversion expense of $4,346 and $106,692 for the nine months ended September 30, 2010 and for the year ended December 31, 2009, respectively.

As discussed above, pursuant to the DPSA, the Company and one of these note holders agreed to discharge the $52,000 in principle amount of a convertible note payable, and accrued interest totaling $4,174, along with separate notes in the principle amount of $420,000 (as described above), plus accrued interest, in exchange for 1,000,000 shares of the Company’s common stock, subject to repayment based upon certain criteria as described in Note 9 below.

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible notes issued in 2008, no beneficial conversion feature was recorded.  However, pursuant to the terms of the new convertible notes issued in 2009, a beneficial conversion feature was recorded for the year ended December 31, 2009 totaling $260,000, which is amortized over the term of the notes, or two years, except for one note for which the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.  However, since certain of these notes were converted into common stock during the nine months ended September 30, 2010 and the year ended December 31, 2009, the remaining discount on these notes was fully amortized.  The unamortized note discount on the remaining $50,000 in convertible notes payable as of September 30, 2010 is $20,838.

Convertible notes payable at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010	December 31, 2009

Total convertible notes payable	$50,000	$532,000
Less: unamortized note discount	(20,838)	(46,041)

Convertible notes payable, net	29,162	485,959
Less: current portion	(6,249)	(472,000)

Convertible notes payable, net, long-term portion	$22,913	$13,959

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 4 -       PREFERRED STOCK

Pursuant to the acquisition agreement previously discussed in Note 1, the Company issued a total of 100,000 shares of Series A Preferred Stock.  After the designations of that series were established by amendment to the Company’s Certificate of Incorporation, each share of Series A Preferred Stock is now convertible into one share of common stock, but has voting rights on a basis of 750 votes per share.

During 2009, the Company completed a private placement of its equity securities in which the Company raised an additional $1,450,000 in gross proceeds.  During the six months ended June 30, 2010, an additional $50,000 was raised.  Pursuant to these private placements, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, which Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company issued warrants to purchase an aggregate of 3,000,000 shares of common stock.

The Series B Preferred Stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B Preferred Stock purchased.  The purchase price for each unit was $4.00 per share of Series B Preferred Stock purchased.

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the issuance of the Series B Preferred Stock and the detachable warrants included in the issuance on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  During 2009, as a result of this calculation, the Company recorded a discount on this Series B Preferred Stock issuance totaling $522,950, based on the beneficial conversion feature and the valuation of the 2,900,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is 90 days.  An additional discount was recorded during the nine months ended September 30, 2010 of $18,033 as a result of the beneficial conversion feature on the additional 12,500 shares of Series B Preferred Stock issued, along with the valuation of the additional 100,000 warrants granted.  This discount is being amortized over the earliest conversion period, which is also 90 days.  Accordingly, for the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company recorded accretion of these discounts (recorded as a Series B Preferred Stock deemed dividend from the beneficial conversion feature), totaling $87,759 and $453,224, respectively.

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

The newly designated Series B Preferred Stock issued in this private placement will i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) will have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of September 30, 2010 and December 31, 2009 of $100,110 and $21,690, respectively, on the Series B Preferred Stock.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 5 -       OUTSTANDING WARRANTS

The Company granted warrants to purchase 15,000,000 shares of its common stock to an individual, in conjunction with the acquisition agreement previously discussed, which warrants were exercisable at $0.05 per share, and expire on April 1, 2012.  As discussed in Note 9, these 15,000,000 warrants were cancelled in exchange for the Company’s obligation to issue the warrant holder 1,000,000 shares of common stock for the warrants.

In addition, pursuant to certain private placements of its common stock at $0.40 per share completed in 2008, the Company also granted warrants to purchase a total of 264,800 shares of common stock to the investors, exercisable at $0.60 per share, which warrants expired on March 1, 2010.  The Company estimates the fair value of each stock right at the issue date by using the Black-Scholes option pricing model pursuant to ASC 718, Compensation – Stock Compensation (ASC 718), (formerly SFAS No. 123R), which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

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

Under the provisions of ASC 718, values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, thus an additional expense of $12,458 was recorded under the Black-Scholes option pricing model for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company granted warrants to purchase a total of 250,000 shares of common stock to an individual in conjunction with a subscription agreement.  These warrants are exercisable at $0.20 per share and expire on June 7, 2011.

As previously discussed in Note 4 above, the Company has also granted warrants to purchase an additional 3,000,000 shares of common stock pursuant to various private placements of its Series B Preferred Stock.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2011.

A summary of the status of the Company’s outstanding warrants as of September 30, 2010 and the changes during the nine months then ended as well as the outstanding warrants as of December 31, 2009 and the changes during the twelve months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2008	15,264,800	$0.06
Granted	3,775,000	0.20
Exercised / Expired / Cancelled	-	n/a
Outstanding, December 31, 2009	19,039,800	$0.10
Granted	350,000	0.20
Exercised / Expired / Cancelled	(15,264,800)	0.06
Outstanding, September 30, 2010	4,125,000	$0.20
Exercisable, September 30, 2010	4,125,000	$0.20

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 5 -        OUTSTANDING WARRANTS (Continued)

As of September 30, 2010, the following warrants were outstanding:

Warrants	Exercise Price	Termination Dates

3,000,000	$0.20	October 14, 2011
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
50,000	$0.10	June 5, 2014
250,000	$0.20	June 7, 2011
4,125,000

The following is a summary of outstanding and exercisable warrants at September 30, 2010:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 06/30/10	Life (in yrs.)	Price	at 06/30/10	Price

$0.20	3,000,000	1.04	$0.20	3,000,000	$0.20
0.20	425,000	3.42	0.20	425,000	0.20
0.20	400,000	1.72	0.20	400,000	0.20
0.10	50,000	3.68	0.10	50,000	0.10
0.20	250,000	0.68	0.20	250,000	0.20

$0.10 - 0.20	4,125,000	1.36	$0.20	4,125,000	$0.20

NOTE 6 -       ADVISORY AGREEMENTS

During 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm calls for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount was expensed over the twelve-month contract at $3,750 per month.  See also Note 7.  Also, the advisory firm is to receive warrants to purchase 1,500,000 shares of common stock at $0.10 per share for a seven-year period, with a cashless exercise feature.  The restricted shares and the warrants have not yet been granted to the advisory firm as of September 30, 2010.  Therefore, the restricted shares and the common stock warrants to be issued have been disclosed separately in the stockholders’ equity section of the balance sheet.

NOTE 7 -       COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2010, the Company issued a total of 1,021,270 shares of common stock to two separate employees for services rendered during 2009, valued at $116,665, which was previously accrued at December 31, 2009.  The Company also issued a total of 130,885 shares of common stock for cash proceeds received during 2009 totaling $19,633.  An additional 1,000,000 shares of common stock were issued for cash proceeds received during 2010 totaling $100,000, or $0.10 per share.  This investor was also granted a total of 250,000 warrants to purchase common stock as part of the subscription agreement, exercisable at $0.20 per share until June 7, 2011.

In addition, the Company issued 108,660 shares of common stock, as previously discussed in Note 3, to an individual in conversion of convertible notes payable and accrued interest totaling $10,866, convertible at $0.10 per share.  This convertible note payable was originally convertible at $0.20 per share, rather than $0.10 per share.  Accordingly, on the date of conversion, the Company recorded an additional expense of $4,346 during the nine months ended September 30, 2010 as an induced conversion expense.

The Company also recorded contributed capital of $62,500 related to the forfeiture of contractual payroll by certain corporate officers during the nine months ended September 30, 2010.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 7 -        COMMON STOCK TRANSACTIONS (Continued)

As described in Note 6, the agreement with an advisory firm calls for the firm to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share.  These shares have not yet been issued to the advisory firm as of September 30, 2010.  Therefore, these shares  have been disclosed separately in the stockholders’ equity section of the balance sheet.

Pursuant to an employment agreement, the Company’s Executive Vice-President of Sales and Marketing is to receive 722,925 shares of the Company’s common stock, valued at $70,000, or approximately $0.10 per share.  These shares have not yet been issued to this employee as of September 30, 2010.  Therefore, these shares have been disclosed separately in the stockholders’ equity section of the balance sheet.  The Company’s Executive Vice-President of Sales and Marketing is to also receive 112,500 shares of the Company’s common stock, valued at $14,625, or $0.13 per share.  These shares have been disclosed separately in the stockholders’ equity section of the balance sheet.

Effective September 29, 2010, the Company’s Board of Directors authorized the issuance of a total of 158,331 shares of the Company’s common stock to a former employee, valued at $12,668, or $0.08 per share.  These shares were not issued as of September 30, 2010, but were subsequently issued in mid-October 2010.  These shares have been disclosed separately in the stockholders’ equity section of the balance sheet.

As announced on September 29, 2010, Ronald A. Woessner was elected as the Company’s chief executive officer, effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock.  One of the Company’s founders transferred 2,000,000 shares from his personal holdings to the Company to fund the grant of the restricted shares.  The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement.

NOTE 8 -        STOCK OPTIONS

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

However, additional expense of $42,453 was recorded for the nine months ended September 30, 2010, which represents the value of the options that vested during that period.  Additional expense of $240,550 will be expensed over the next five years, or $56,601 per year, as the options vest.

Effective August 27, 2010, the Company’s Board of Directors granted Ronald A. Woessner, then a consultant, options to purchase a total of 2,000,000 shares of common stock, exercisable at $0.10 per share, the market value of the Company’s common stock on the date the options were granted, which expire on August 26, 2020 (see also Notes 9 and 11).  These options vest in twelve equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted, for a total value of $172,612.  However, since none of the options were vested as of September 30, 2010, no expense related to these options was recorded under the Black-Scholes option pricing model for the nine months ended September 30, 2010.

Effective September 1, 2010, the Company’s Board of Directors granted Barry W. Wilson, then a consultant, options to purchase a total of 1,250,000 shares of common stock, exercisable at $0.08 per share, the market value of the Company’s common stock on the date the options were granted, which expire on August 31, 2020 (see also Notes 9 and 11).  These options vest 100% in twelve equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.07 per option share was assigned to the options granted, for a total value of $85,492.  However, since none of the options were vested as of September 30, 2010, no expense related to these options was recorded under the Black-Scholes option pricing model for the nine months ended September 30, 2010.

Effective September 29, 2010, the Company’s Board of Directors granted three consultants, two of which have subsequently become employees of the Company in non-executive roles, options to purchase a total of 1,900,000 shares of common stock, exercisable at $0.08 per share, the market value of the Company’s common stock on the date the options were granted, which expire on September 28, 2015.  These options vest 100% in twenty equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.08 per option share was assigned to the options granted, for a total value of $142,506.  However, since none of the options were vested as of September 30, 2010, no expense related to these options was recorded under the Black-Scholes option pricing model for the nine months ended September 30, 2010.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 8 -        STOCK OPTIONS (Continued)

As previously discussed in Note 5, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

During 2010, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.85% - 2.85%
Expected life	3 years - 5 years
Expected volatility	164% - 170%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding options as of September 30, 2010 and the changes during the nine months then ended as well as the outstanding options as of December 31, 2009 and the changes during the twelve months then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2008	-	$-

Granted	3,150,000	0.09
Exercised / Expired / Cancelled	-	n/a

Outstanding, December 31, 2009	3,150,000	$0.09
Granted	5,150,000	0.09
Exercised / Expired / Cancelled	-	n/a

Outstanding, September 30, 2010	8,300,000	$0.09

Exercisable, September 30, 2010	472,500	$0.09

The following is a summary of outstanding and exercisable options at September 30, 2010:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 09/30/10	Life (in yrs.)	Price	at 09/30/10	Price

$0.09	3,150,000	9.21	$0.09	472,500	$0.09
0.10	2,000,000	2.82	0.10	-	n/a
0.08	1,250,000	2.92	0.08	-	n/a
0.08	1,900,000	5.00	0.08	-	n/a

$0.08 - 0.10	8,300,000	5.76	$0.09	472,500	$0.09

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010
NOTE 9 -        COMMITMENTS AND CONTINGENCIES

Employment Agreements

Chief Executive Officer (CEO)

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with Mr. Russell Chaney to be its Chief Executive Officer (CEO) through December 15, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $160,000 per annum (see also Note 11).  Mr. Chaney has agreed to forego a portion of his salary until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $30,000 during the nine months ended September 30, 2010 related to the foregone salary increase.  Mr. Chaney has subsequently stepped down from the position as Chief Executive Officer and will continue to serve as the Company’s Chairman of the Board and execute against the Company’s business objectives by leading business development and strategic alliance activities.

If prior to the end of the initial term or any renewal period of the employment agreement, as the case may be, (i) the company terminates Mr. Chaney’s employment other than for “cause,” or (ii) Mr. Chaney terminates his employment for “good reason,” , which includes the occurrence of a “change in control” of the company, then the company will be obligated to pay Mr. Chaney, in a lump sum, within sixty (60) days after such event, any accrued and unpaid vacation and an amount equal to the lesser of (a) 200% of Mr. Chaney’s base salary in effect on the date of such termination for the remainder of the initial employment term or any renewal period, as the case may be, or (b) $1,500,000.  If prior to the end of the initial employment term or any renewal period, as the case may be, Mr. Chaney suffers a “disability,” he shall be entitled to receive the full base salary and benefits to which he otherwise would have been entitled were he not disabled, less any proceeds from insurance policies purchased by the company relating to such disability, so long as he suffers from the disability, for the lesser of (i) the remainder of the initial employment term or renewal term, as the case may be, or (ii) two years.

President

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with Mr. Shane Rapp to be its President, through December 31, 2015, replacing the employment agreement the employee previously had with PostInk, at a base salary of not less than $115,000 per annum through March 31, 2010, increasing to $130,000 per annum after April 1, 2010.  Mr. Rapp has agreed to forego a portion of his salary until such time that the Company is profitable or sufficient funding is raised to sustain the Company as a viable ongoing concern.  Accordingly, the Company recorded contributed capital of $32,500 during the nine months ended September 30, 2010 related to the foregone salary increase.

If prior to the end of the initial term or any renewal period of the employment agreement, as the case may be, (i) the company terminates Mr. Rapp’s employment other than for “cause,” or (ii) Mr. Rapp terminates his employment for “good reason,” ,which includes the occurrence of a “change in control” of the company, then the company will be obligated to pay Mr. Rapp, in a lump sum, within sixty (60) days after such event, any accrued and unpaid vacation and an amount equal to the lesser of (a) 200% of Mr. Rapp’s base salary in effect on the date of such termination for the remainder of the initial employment term or any renewal period, as the case may be, or (b) $1,500,000.  If prior to the end of the initial emplolyment term or any renewal period, as the case may be, Mr. Rapp suffers a “disability,” he shall be entitled to receive the full base salary and benefits to which he otherwise would have been entitled were he not disabled, less any proceeds from insurance policies purchased by the company relating to such disability, so long as he suffers from the disability, for the lesser of (i) the remainder of the initial employment term or renewal term, as the case may be, or (ii) two years.

Consulting Agreements

Effective July 27, 2010, the Company entered into a consulting agreement with Mr. Ronald A. Woessner.  Pursuant to this agreement, Mr. Woessner was engaged to assume the role of the Company’s general counsel and to provide certain consulting services, inclusive of its legal affairs.  As consideration for these services, Mr. Woessner was entitled to a fee of $15,000 per month as well as stock options as described in Note 8.  Mr. Woessner was hired effective October 1, 2010 as the Company’s chief executive officer (See Note 11).

Effective September 1, 2010, the Company entered into a consulting agreement with Mr. Barry W. Wilson.  Pursuant to this agreement, Mr. Wilson was engaged to assume the role of the Company’s chief financial officer and to provide certain consulting services, inclusive of its financial and accounting affairs.  As consideration for these services, Mr. Wilson was entitled to a fee of $12,000 per month.  as well as stock options as described in Note 8.  Mr. Wilson was hired effective November 15, 2010 as the company’s chief financial officer (See Note 11).

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

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

Effective June 2, 2010, the Company entered into a one-year “Professional Services Agreement” with this same investment firm. Pursuant to this separate agreement, the investment firm is to provide government relations and consulting services, sales services and tech support.  As consideration for these services, the investment firm is entitled to a monthly retainer payment of $30,000.  Such payments are contingent upon receipt by the Company of investments that the Company is able to secure, with the assistance of the investment firm, for that purpose, up to an amount of $360,000 for the initial term of the agreement.  In addition to the monthly retainer payment, the investment firm will be entitled to a commission equal to amounts actually received by the Company in excess of $49.95 per user per month generated from any contract secured as a result of the investment firm’s efforts.

Office Leases

Through mid-August 2010, the Company had two separate operating leases for its office space.  Both leases were on a month-to-month basis.  Each lease required a monthly payment of $1,200 per month and could be terminated by either party at any time.  Both of these leases were terminated and the respective office space vacated in mid-August 2010.  One of the leases was with the Company’s Chief Executive Officer (see Note 10).  During August 2010, the Company consolidated its office space by moving to a new location, and in so doing, entered into a new one-year lease agreement with monthly rental payments of $1,500.  The rent agreement provides for renewal options consisting of two one-year renewals at the same rental rate of $1,500 per month.  Beyond that point in time, the lease becomes a month-to-month lease.

Litigation

On December 4, 2009, the Company filed a lawsuit against an individual and various entities that the Company believed are affiliated with and controlled by this individual who held convertible notes payable by the Company in the amount of $472,000 (see Note 3), in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., Russell Chaney, individually, Jason S. Rapp, individually, v. Timothy T. Page, Testre L.P., et. al.  In the lawsuit, the Company and the other individual plaintiffs were seeking damages for federal securities law violations, breach of fiduciary duty, fraud, conversion, breach of contract and other common law violations arising from the defendants’ wrongful acts in connection with trading the Company’s securities and promoting and raising capital for the Company in relation to the share exchange transaction with the Company’s predecessor.

On March 20, 2010, Testre filed a lawsuit against the Company in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc., alleging breach of contract and seeking $1,389,656 in principal and interest allegedly due on a purported loan in the original principal amount of $750,000, which was purportedly convertible into warrants to purchase 15,000,000 shares of the Company’s common stock. The Company had recorded total convertible notes payable to this individual and Testre LP, of $472,000 (see Note 3) as of December 31, 2009,  to be conservative, and believed that the $472,000 amount was the worst-case scenario based upon the loan documents.

Effective June 6, 2010, the Company and Mr. Page (personally and on behalf of Testre and its affiliates) entered into a deal points settlement agreement (the “DPSA”), which according to the agreement is intended to be enforceable as a binding settlement agreement in and of itself, as necessary.  Pursuant to this DPSA, both parties agreed to the following: (1) the $750,000 purported loan noted in the preceding paragraph is null, void, and unenforceable and the Company is not subject to any repayment or guaranty obligations arising therefrom, and (2) any alleged obligation under the convertible notes payable, totaling $472,000, plus accrued interest totaling $80,914 (see Note 3), shall be discharged, and shall not be recognized as indebtedness against the Company.  However, the Company agrees to pay a settlement sum to Page and Testre in the amount of $472,000, plus accrued interest, if and when the following conditions are satisfied: (a) to the extent that new capital is introduced to the Company by Mr. Page or a certain other individual on terms acceptable to the Company and that comply with all applicable state and federal security laws, the Company shall pay 45% of such funds to Mr. Page or any other person or entity designated by Mr. Page, (b) the Company will not refuse to issue its equity securities to any investors introduced by Mr. Page or a certain other individual provided that the investors shall be accredited investors and willing to purchase the Company’s equity securities on terms no less favorable to the Company that those of its most recent offering of similar securities, and provided further that the Company shall advise Mr. Page immediately if it offers equity securities on any more favorable terms to any prospective investor and shall not refuse any investors introduced by Mr. Page who are willing to purchase shares on such more favorable terms, and (c) the total and maximum amount to be paid to Mr. Page under all provisions is $472,000, plus accrued interest, from the dates stated and at the rates stated in the underlying notes.

COPSYNC, INC.
Notes to Financial Statements
For the Nine Months Ended September 30, 2010

NOTE 9 -        COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

Also, pursuant to the DPSA. the Company is to  deliver 1,000,000 restricted shares to Mr. Page, and  to deliver to Testre 1,000,000 shares of unrestricted common stock in exchange for Testre’s warrants to purchase 15,000,000 shares of the Company’s common stock.  The DFSA stipulated that the parties were to finalize and sign a full and final settlement agreement with mutual releases and ordinary and customary terms by June 15, 2010. If there is any dispute about any point in the final settlement agreement on which the parties cannot agree, the parties will ask a disinterested attorney to decide the issue on the basis of what is ordinary and customary under Texas and federal practice, but the points in this DPSA will not be altered or otherwise affected.

As of the date of this report, a final settlement agreement as referred to in the previous paragraph has yet to be finalized.  According to the language included in the DPSA, the agreement is intended to be enforceable as a binding settlement agreement in and of itself, as of June 6, 2010.  Accordingly, the Company has recorded accrued settlement costs of $220,000 as of September 30, 2010, which represents the market value of the 2,000,000 shares of common stock to be issued pursuant to the DPSA on June 6, 2010 ($0.11 per share), since no shares have been issued pursuant to this agreement as of September 30, 2010.  The difference between this accrual and the discharge of the convertible notes payable and related accrued interest through June 6, 2010 (see Note 3) has been recorded as a lawsuit settlement gain, totaling $332,914, during the nine-month period ended September 30, 2010.  This gain has been recorded since management of the Company believes that the eventual payment of the $472,000, plus accrued interest, settlement amount as discussed previously, is considered to be remote pending the unlikely occurrence of the required stipulations as previously discussed.

NOTE 10 -      RELATED PARTY TRANSACTIONS

Through mid-August 2010, the Company leased its corporate office space on a month-to-month basis from the Company’s Chief Executive Officer.  The monthly payment on the lease agreement was $1,200 per month and the agreement could be terminated by either party at any time.  This lease was terminated and the office space vacated in mid-August (see Note 9).

NOTE 11 -      SUBSEQUENT EVENTS

Effective October 1, 2010, Ronald A. Woessner was named Chief Executive Officer.  Mr. Woessner assumes the responsibility from Russell Chaney, COPsync’s co-founder, who will continue to serve as the Company’s chairman of the board and execute against the Company’s business objectives by leading business development and strategic alliance activities.  Mr. Shane Rapp, the Company’s co-founder and President, will continue to serve as President.  Prior to Mr. Woessner being named Chief Executive Officer, he had briefly served in a consulting role, whereby he was engaged to assume the role of the Company’s general counsel and to provide certain consulting services, inclusive of its legal affairs (see Note 9).

Effective October 9, 2010, the Company’s Board of Directors granted three employees options to purchase a total of 450,000 shares of common stock, exercisable at $0.09 per share, the market value of the Company’s common stock on the date the options were granted, which expire on October 8, 2015.  These options vest quarterly and pro-rata over 60 months.

Effective November 15, 2010, Barry W. Wilson was named the Company’s Chief Financial Officer.  Mr. Wilson assumes the responsibility from Russell Chaney, COPsync’s co-founder.  Previously, Mr. Wilson had briefly served in a consulting role, whereby he was engaged to assume the role of the Company’s chief financial officer and to provide certain consulting services, inclusive of its finance and accounting affairs (see Note 9).

As previously reported, the Company was involved in an arbitration proceeding before the American Arbitration Association regarding a purported $200,000 principal amount loan, plus 9% annual interest, from Rocket City Enterprises, Inc. (“RCTY”).  Pursuant to the agreement between the parties giving rise to the purported loan, the obligation would either be repaid in cash or converted into the Company’s common stock at a conversion rate of $0.50 per share.  The aggregate amount sought by RCTY approximated $300,000, inclusive of interest and estimated attorneys’ fees.  The parties recently settled the proceeding, pursuant to which the Company will pay RCTY an aggregate of $130,000 (non-interest bearing) via 12 monthly payments, beginning April 2011, and will issue 100,000 shares of the Company’s common stock, subject to a nine month sale restriction, valued at approximately $10,000 based upon the value of the 100,000 shares on the date of settlement.  The Company believes this is a reasonable resolution of the matter.

At December 31, 2008, the Company recorded a $200,000 liability pending finalization of this proceeding.  As a result of the settlement agreement as described in the preceding paragraph, the Company has reduced the liability to $140,000 in the three month period ended September 30, 2010, resulting in a gain on settlement of debt totaling $60,000.

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

Overview; Business Model; Risks and Uncertainties

Since January 2005, we have primarily been a vendor of the COPsync™ service, which is a real-time data collection and data sharing solution.  We market our solution by licensing to local and state law enforcement agencies a field-based reporting and information-sharing service that enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents and document accidents.  It also saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  Additionally, our system architecture is designed to scale nationwide and globally, and we have also designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.

Our founders, Russell Chaney and Jason Shane Rapp, both certified police officers in the State of Texas and former software company executives, began developing the COPsync service in early 2004.  Their motivation for developing the service was the death of a fellow police officer in their community, which they believed was the direct result of law enforcement agencies not sharing relevant information.  Mr. Chaney and Mr. Rapp aspired to create and deploy a technology that would have avoided the death of a police officer and that provides in-vehicle, electronic technology tools to assist officers in fulfilling their law enforcement responsibilities.

Our service was commercially released in the second half of 2008, and we began generating license fee revenue in the fourth quarter of 2008.  Currently, 131 law enforcement agencies have contractually subscribed to use our real-time data collection and data sharing solution.

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the services for a specified term.  The fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

·	We incur start-up costs and recurring fixed costs to establish and maintain the service.
·	We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.
·	Subscribers are recruited with the goal of reaching a level of aggregate subscriber payments that exceeds the fixed (and variable) recurring service costs.
·	Adding new subscribers at a high rate and having a high renewal rate among existing subscribers is essential to attaining positive cash flow from operations in the near term.

Assuming we are successful in obtaining new users of our service, as well as retaining high renewal rates of existing users, we anticipate that the recurring nature of the COPsync network subscription model will result in annually recurring, sustainable and predictable cash and revenue growth, year-over-year.

There is no assurance that we will be successful in implementing our business model.  There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, those described in “ITEM 1A. RISK FACTORS” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and as described elsewhere in this report.  In addition to the risks outlined in the Form 10-K and below, risks and uncertainties not presently known to us or that we currently consider immaterial might also impair our business operations.

To date, our COPsync solution had successfully submitted, processed and relayed over 620,424 officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

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

Our management believes that there has been no significant changes during the quarter ended September 30, 2010 to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

For the three month periods ended September 30, 2010 and 2009

Revenue.  For the three month period ended September 30, 2010, our total revenues were $678,452, including $568,120 in hardware, installation and other revenue and $110,332 in license fee revenues, compared to $43,274 for the three month period ended September 30, 2009, $5,516 of which was hardware, installation and other revenue and $37,758 of which was license revenue.  The increase in revenue in both categories was primarily due to increasing sales after the release of our product for licensing in the fourth quarter of 2008.  We began selling and installing hardware required to run our software in the first quarter of 2009.  We expect total revenues in the fourth quarter of 2010 to be slightly lower than those recognized in the third quarter of 2010 due to a decrease in hardware, installation and other revenue-related sales/installations.  At September 30, 2010, we had a backlog of $660,000 in executed and invoiced, but uninstalled contracts, comprised of both hardware, installation, license fees and other revenues, most of which we expect will be installed in the fourth quarter of 2010.  For the most part, we anticipate new contract signings between now and December 31, 2010 will be installed in the first quarter of 2011.

Cost of Revenue.  For the three month period ended September 30, 2010, our cost of revenues was $478,936, resulting in a gross profit of $199,516, compared to cost of revenues of $75,764 for the three months ended September 30, 2009, resulting in a gross loss of $32,490.  The increase in cost of revenues in 2010 was primarily due to an increase in hardware and other costs of $397,944.  The gross loss in 2009 was primarily due to $35,591 in hardware and other costs with only $5,516 in hardware, installation and other revenues.

Operating Expenses.  For the three month periods ended September 30, 2010 and 2009, our total operating expenses were $868,824 and $448,891, respectively.  This $419,933 increase was due primarily to a $150,149 increase in salaries and wages and a $324,405 increase in professional and consulting fees.  Salaries and wages increased primarily due to the hiring of additional sales staff and a difference in the amount of software development costs being capitalized between periods.  Increases in professional fees included increases in accounting services, legal fees, fees to an advisory firm and consulting fees, as well as a one-time, non-cash expense related to a potential grant to another advisory firm of 1,500,000 warrants to purchase shares of the Company’s common stock, valued at approximately $131,000.  Other non-cash, compensatory expenses totaled approximately $70,000 in the third quarter of 2010.  These increases were partially offset by a $54,621 decrease in other general and administrative expense.  Looking ahead, we anticipate that professional fee expense for fourth quarter 2010 will be less than 40% of the professional fee expense incurred in the third quarter 2010.

Other Income (Expense).  For the three month period ended September 30, 2010, other income was $46,657, as compared to other expense of $97,704 in the same period in 2009.  Other income for 2010 consists primarily of a $60,000 gain on settlement of debt, which related to the Rocket City arbitration (see Note 9 to the Consolidated Financial Statements).  Other income for 2010 also included interest income on cash and cash equivalents of $719, offset by interest expense of $10,865 and loss on asset disposals of $3,197.  Other expense for 2009 consisted of interest expense of $97,718.

For the nine month periods ended September 30, 2010 and 2009

Revenue.  For the nine month period ended September 30, 2010, our total revenues were $1,613,532, including $1,380,309 in hardware, installation and other revenue and $233,223 in license fee revenues, compared to $69,566 for the nine month period ended September 30, 2009, $8,438 of which was hardware, installation and other revenue and $61,128 of which was license revenue.  The increase in revenue in both categories was due to increasing sales after the release of our product for licensing in the fourth quarter of 2008.  We began selling and installing hardware required to run our software in the first quarter of 2009.

Cost of Revenue.  For the nine month period ended September 30, 2010, our cost of revenues was $1,135,008, resulting in a gross profit of $478,524, compared to cost of revenues of $170,008 for the nine months ended September 30, 2009, resulting in a gross loss of $100,442.  The increase in cost of revenues in 2010 was primarily due to an increase in hardware and other costs of $947,862.  The gross loss in 2009 was primarily due to $115,081 in amortization of capitalized licensing costs with only $61,128 in offsetting license fee revenues, and $54,927 in hardware and other costs with only $8,438 in hardware, installation and other revenues.

Operating Expenses.  For the nine month periods ended September 30, 2010 and 2009, our total operating expenses were $2,020,980 and $1,183,077, respectively.  This $837,903 increase was due primarily to a $532,776 increase in salaries and wages, $308,515 increases in professional fees and $4,536 in increased depreciation and amortization expense, which was partially offset by a slight decrease in other general and administrative expenses.  Salaries and wages increased primarily due to the hiring of additional sales staff and a difference in the amount of software development costs we capitalized between periods.  Increases in professional fees included accounting services, legal fees, fees to an advisory firm and consulting fees, as well as a one-time, non-cash grant to another advisory firm of 1,500,000 warrants to purchase shares of the Company’s common stock, valued at approximately $131,000.  Looking ahead, beginning in the fourth quarter of 2010, we anticipate that expenses for certain types of professional fees, such as accounting services and legal fees, will decrease.

Other Income (Expense).  For the nine month period ended September 30, 2010, other income was $333,806, as compared to other expense of $134,049 in the same period in 2009.  Other income for 2010 consists primarily of $392,914 in gain on settlement debt, which was recognized in connection with an agreed discharge of $472,000 in principal amount of convertible debt in connection with a settlement agreement relating to pending litigation, offset by accrued settlement costs of $220,000 for 2,000,000 shares of common stock to be issued in connection with that settlement, and a second debt settlement, recorded in the third quarter of 2010, in the amount of $60,000 and relating to the Rocket City arbitration (see Note 9 to the Consolidated Financial Statements).  Other income for 2010 also included interest income on cash and cash equivalents of $5,464, an induced conversion expense of $4,346, which we recorded upon the conversion of a convertible note at a conversion price less than that stated in the note, interest expense of $57,029 and a loss on asset disposals of $3,197.  Other expense for 2009 consisted primarily of $134,676 in interest expense.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of September 30, 2010, we had $208,007 in cash and cash equivalents, compared to $1,141,534 as of December 31, 2009.  The decrease during the nine months ended September 30, 2010 was due primarily to $904,268 in cash used in operating activities, primarily as the result of our net loss during that period, and $203,724 used in investing activities, primarily due to $158,142 software development costs, which was offset by $174,465 provided by financing activities, including $50,000 in proceeds received from the issuance of shares of our Series B Preferred Stock and $100,000 in proceeds from the issuance of our common stock and warrants.  On September 30, 2010, we had a working capital deficiency of $874,921 compared to a surplus of $12,412 on December 31, 2009.  The working capital deficiency was due primarily to a decrease of $933,527 in cash and cash equivalents, an increase of $220,000 in accrued settlement costs and an increase of $342,070 in deferred revenues, accounts payable and accrued expenses, which was partially offset by a $454,152 decrease in notes payable and a $154,112 increase in accounts receivable and prepaid expenses.

Plan of Operation

At September 30, 2010, we had cash and cash equivalents on hand of $208,007 and had a working capital deficiency of $874,921.  We used $277,311 in cash during the third quarter of 2010 compared to $407,112 in the second quarter 2010.  We anticipate our fourth quarter 2010 cash consumption to decrease from that experienced in the third quarter 2010, principally due to our focused accounts receivable collection efforts on our gross accounts receivable balance of $851,677 at September 30, 2010.  We are also exploring additional financing alternatives to support our anticipated operations.  If we are unable to obtain additional financing on satisfactory terms, our results of operations will be negatively affected.

We believe that another potential cash source for us is a network of OEM distributors we are developing.  These distributors, who currently supply information technology to the law enforcement industry, will have the right to sell and distribute the COPsync service, and will be required to pay a license fee, which will range from $100,000 to $500,000, for the right to sell the COPsync service.  This effort is part of our effort to expand our geographical footprint throughout the United States. We also plan to integrate our service with the information systems of these distributors and thereby create a nationwide network of distributors committed to real-time data interoperability and data sharing among law enforcement agencies.  At September 30, 2010, we were actively pursuing a number of these prospective OEM distributors, one of which signed a distribution agreement with us prior to the date of this report.  The distributor is required to pay us a license fee of $100,000 within one year of the completion of the integration of the COPsync service with the distributor’s law enforcement systems.

Upon payment of the license fee, we will issue to the distributor shares of our common stock valued at the time the license fee is paid. These shares of common stock, once issued, may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these share transfer restrictions lapse pro-rata and quarterly over 10 years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.

For our fiscal year ending December 31, 2010, we expect our cash and cash equivalents balance to range from approximately $200,000 to $500,000, with a net accounts receivable balance comparable to that of September 30, 2010, which was $191,982.  For fiscal 2011, we expect our aggregate cash outflows, exclusive of the variable costs of hardware associated with new contracts, to approximate $3,000,000 (or $250,000 per month).  We expect to cover our cash outflows in 2011 through a combination of higher levels of new contracted law enforcement officers being added to the COPsync network than we experienced in 2010, license fee payments from OEM distributors that we anticipate contracting with in 2011 and debt or equity financing,

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed above in Note 9 to the Consolidated Financial Statements, we were defendants in an arbitration proceeding filed by Rocket City Enterprises, Inc.  On  November 3, 2010, the parties settled the proceeding, pursuant to which we will pay an aggregate of $130,000 (non-interest bearing) via 12 monthly payments, beginning April 2011, and will issue 100,000 shares of our common stock that are subject to a nine month sale restriction.  We believe this is a reasonable resolution of the matter.

We may be involved from time-to-time in other legal proceedings that arise in the ordinary course of business.

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On or about September 29, 2010, in connection with the election of Ronald A. Woessner as our Chief Executive Officer, we issued Mr. Woessner 2,000,000 restricted shares of our common stock, which vest in 12 equal quarterly installments, subject to accelerated vesting in certain instances, under a stock restriction agreement.  The shares of common stock were offered and issued to Mr. Woessner, who is an “accredited investor,” as such term is defined in Rule 501 under the Securities Act, due to his being an executive officer of the issuer.  The offer and issuance was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares of common stock.  We disclosed to Mr. Woessner that the restricted shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	INDEX TO EXHIBITS
31.1*	Certification of Ronald A. Woessner, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Barry W. Wilson, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Ronald A. Woessner, Chief Executive Officer of the Company and Barry W. Wilson, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 _____________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COPsync, Inc.

Date: November 15, 2010	By:	/s/ BARRY W. WILSON
Barry W. Wilson
Chief Financial Officer