Form 10-K
period 2010-12-31
COPsync, Inc.
filed 2011-04-15
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).   Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2010, based on the $0.10 per share closing price for the registrant’s common stock on the OTC Bulletin Board, was $6,617,187.

The number of shares of the registrant’s common stock outstanding as of March 24, 2011 was 130,106,113.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report is an annual report required by the U.S. Securities and Exchange Commission (SEC) and is intended to provide information about our company.  As required by the SEC rules, this report contains certain "risk factors".  These risk factors are intended to describe to shareholders and prospective shareholders certain risks that could potentially affect the company, its business, financial condition, operating results, prospects or the value of an investment in the company's publicly-traded securities.

This report also contains “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.  Such forward-looking statements may be contained in the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this report.

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

Overview

We sell the COPsync™ service, which is a real-time data collection and information sharing solution for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI other arrests and incidents and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Our interoperability network can be added to an agency’s technology system without the agency needing to change technologies, eliminating downtime necessary to re-train their officers on a new technology.  Additionally, our system architecture is designed to allow us to scale nationwide and globally.

To date, our COPsync service has successfully submitted, processed and relayed over one million officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

Our founders, Russell Chaney and Jason Shane Rapp, both certified police officers in the State of Texas and former software company executives began developing the COPsync service in early 2004.  Their motivation for developing the service was the death of a fellow police officer in their community, which they believed was the direct result of law enforcement agencies not sharing dangerous criminal information electronically in real-time.  Messrs. Chaney and Rapp aspired to create and deploy a technology that would have avoided the death of a police officer and that provides in-vehicle, real-time electronic technology tools to assist officers in fulfilling their law enforcement responsibilities.

Our service was commercially released in the latter part of 2008, and we began generating revenue in the fourth quarter of 2008.  Currently, over 150 law enforcement agencies, primarily in the State of Texas, have contractually subscribed to use our real-time data collection and data sharing service

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  The subscription fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

•	We incur start-up costs and recurring fixed costs to establish and maintain the service.
•	We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.

•	Subscribers are recruited with the goal of reaching a level of aggregate subscriber payments that exceeds the fixed (and variable) recurring service costs.
•	Adding new subscribers at a high rate and having a high renewal rate among existing subscribers is essential to attaining positive cash flow from operations in the near term.

Assuming we are successful in obtaining new users of our service, as well as retaining high renewal rates of existing users, we anticipate that the recurring nature of the COPsync network subscription model will result in annually recurring, sustainable and predictable cash and revenue growth, year-over-year.

There is no assurance that we will be successful in implementing our business model.  There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, those described in Item 1. “Risk Factors” below.  In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial might also impair our business operations.

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  The COPsync service provides this interoperability.  Prior to the introduction of our service, significant information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability exists because law enforcement software vendors maintain proprietary systems, which do not interoperate with systems of other vendors. Our business model is to connect the proprietary systems of these various vendors, thus enabling the sharing of information between the agency customers of those vendors.  Our service can act as an overlay for those vendors who do not offer an in-vehicle mobile technology or an underlay that operates in the background for those vendors that do offer an in-vehicle mobile technology.

Our corporate entity was incorporated in Delaware in October 2006 as Global Advance Corporation, which operated as a public shell company, with no or nominal assets or operations, until 2008.  The predecessor-in-interest to the COPsync business, PostInk Technology, LP, a Texas limited partnership, merged with the public shell company in April 2008 and was subsequently dissolved.

Our Products

The COPsync service is a real-time data collection and information sharing service that enables patrol officers (and administrative officers as well) to access federal, state and local law enforcement databases real-time, in-vehicle, at the point of incident.  In particular, we currently provide access to the FBI CJIS database, the Texas law enforcement telecommunications system (TLETS) database, the historical databases of our agency subscribers who have provided us historical access, and the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the U.S. – Mexico border.  As we expand the scope of our operations to states other than the State of Texas, we will provide access to the law enforcement telecommunications systems in those states as well.

The COPsync service also eliminates the need for manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents and document accidents.  The COPsync service also enables officers to send to other officers in real-time “officer needs assistance” alerts and BOLO (“be on the lookout”) alerts regarding crimes or criminal activity in progress.

Sales and Marketing

We sell the COPsync service through direct sales efforts and through OEM distributors and resellers. Virtually all of our sales to date have been derived from our direct sales efforts.  Beginning in the fourth quarter 2010, we began establishing contractual relationships with OEM distributors and resellers.  These distribution arrangements are in the early stages of development and we are working with these distributors and resellers to establish processes and systems and otherwise equip them to be effective sales channels for the COPsync service.

Research and Development

We have devoted a large amount of our resources to developing the software that is included in our product.  Our cumulative capitalized software development costs were approximately $2,191,000 through the year ended December 31, 2008.  Additional costs of $375,000 and $158,000 were capitalized in the years ended December 31, 2009 and 2010, respectively At December 31, 2010, the Company recorded an impairment charge of $580,000 against its cumulative capitalized software development cost (see Note 2 to our financial statements).

Competition

We believe that we have developed the first integrated real-time data collection and interoperability software network that provides real-time in-car information sharing for all law enforcement officers using our network.   We have also designed our product to be “vendor neutral,” or able to be used with products produced by the other law enforcement technology vendors.  We believe that we are the only law enforcement software network provider to have full data collection and real-time data sharing, directly in the patrol car, and available to all subscribing agencies at the point of incident via a laptop computer, notebook, or handheld devices.  Our network is not designed or intended to replace existing technology being used by our potential agency customers, but is intended to enhance that technology.

There are an estimated 2,100 vendors providing records management, jail management, court management, and computer aided dispatch technology systems.  These vendors are not our competitors inasmuch as our objective is not to disintermediate them from their customers – rather our objective and business model is to provide the connectivity that connects their law enforcement agency customers to other law enforcement agencies.  Nevertheless, we have to convince these vendors that the COPsync network is not designed to compete with their products and we have no intention of doing so.

Intellectual Property

We rely, and intend to rely, on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our product.  We have filed applications for certain trademarks relating to our business.  We are involved in a dispute with another company over the ownership of the “COPsync” trademark. The dispute has not resulted in any legal proceedings between the companies. We have filed one patent application covering certain aspects of the COPsync service.

Employees

We had 21 full-time employees as of March 15, 2011, a substantial majority of whom are non-management personnel.  We had one part time employee.  None of our employees are represented by a labor union.  We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

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

ITEM 1A.                      RISK FACTORS

There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.  In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

RISK FACTORS RELATING TO OUR OPERATIONS

We cannot predict our future results because we have a limited operating history.
We were incorporated in October 2006.  Our predecessor was formed in January 2005.  We only began realizing revenues from operations in the fourth quarter of 2008.  Given our limited operating history, it will be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as an early stage company. These uncertainties include:

•	our ability to market and sell our COPsync service for a profit;

•	our ability to recruit and retain skilled personnel; and

•	our evolving business model

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

If we are unable to develop and generate additional demand for our service, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our service.  The demand for, and market acceptance of, service is subject to a high level of uncertainty.  Adoption of new software solutions, particularly by those individuals and enterprises, such as law enforcement agencies, which have historically relied upon traditional means of communication, requires a broad acceptance of substantially different methods of conducting business and collecting and sharing information.  Our service is often considered complex and often involve a new approach to the conduct of business by our customers.  As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our service in order to generate additional demand.  The market for our service may weaken, competitors may develop superior offerings or we may fail to develop acceptable solutions to address new market conditions.  Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Because our software service and the environments in which it operates are complex, our software may contain errors that can be detected at any point in its lifecycle.  While we continually test our products for errors, errors in our products may be found in the future even after our service has been commercially introduced.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our service, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation. Additionally, because our service supports or relies on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our service, and it may be difficult or impossible to determine where the error resides.

We may not be competitive, and increased competition could seriously harm our business.

Relative to us, some of our perceived competitors or potential competitors may have one or more of the following advantages:

•	longer operating histories;
•	greater financial, technical, marketing, sales and other resources;
•	positive cash flows from operations;
•	greater name recognition;
•	a broader range of products to offer; and
•	a larger installed base of customers

Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their offerings, which may result in increased competition.  As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

Marketing to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

We market our service primarily to local government agencies.  A prospective customer’s decision to purchase our service will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process.  Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our service.  Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision.  Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our service.  As a result, we expect that the sales cycle for our service typically will be 180 to 365 days, depending on the availability of funding to the prospective customer.  These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our service, which could materially and adversely affect our business.

Additionally, our service is designed for the law enforcement community, which requires us to maintain a sales force that understands the needs of this profession, engage in extensive negotiations and provide high level support to complete sales.  We have limited experience selling into this market.  If we do not successfully market our service to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have experienced losses since our founding.  A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a net loss of $2,890,773 for our fiscal year ended December 31, 2010, and we expect to continue to incur losses for the foreseeable future.  As of December 31, 2010, we had an accumulated deficit of $7,785,265, cash and cash equivalents of $240,000, a working capital deficit of $1,404,310 and a stockholders’ equity deficit of $12,722.  To date, we have funded our operations principally through the sale of our capital stock and debt instruments, as well as contributions of capital to our predecessor.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities and continue to develop our technology and service.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We may continue to require additional capital to fully implement our business plan.  If we do not obtain sufficient capital, our independent accountants could have doubt about our ability to continue as a going concern, and could include such an explanatory going concern qualification in future reports.  Such a going concern qualification could adversely impact our future financing activities and our ability to sell our products, and there are no assurances that we will have sufficient funds to execute our intended business plan or generate positive operational results.

We are likely to require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all.  Any new financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2010, we had cash and cash equivalents of $240,000 and a working capital deficiency of $1,404,310.  Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

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

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace.  In particular, we believe that our future success is highly dependent on Ronald A. Woessner, our chief executive officer, Russell Chaney, our founder and chairman of the board, and Shane Rapp, our founder and president.  If Mr. Woessner, Mr. Chaney, Mr. Rapp or other key members of our management team leaves our employment, our business could fail, and the share price of our common stock would likely decline.  Although we have entered into an employment agreement with each of Mr. Chaney and Mr. Rapp, either of them may voluntarily terminate his services at any time.  We do not currently have an employment agreement with Mr. Woessner.

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations and financial condition.

Demand for our service depends in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns, such as the one beginning in 2008, could cause many of our customers to reduce their levels of capital and maintenance expenditures.  Decreased capital and maintenance spending could have a material adverse effect on the demand for our service and our business, results of operations, cash flow and overall financial condition.

The recent unprecedented disruptions in the financial markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.  In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the capital and maintenance expenditures of our customers.  These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our service, or their ability to pay for our service after purchase.  These conditions could result in bankruptcy or insolvency for customers, which would impact our revenue and cash collections.  These conditions could also result in pricing pressure and less favorable financial terms in our contracts.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our management has determined that there was a material weakness in our internal control over financial reporting as of December 31, 2009 and, therefore, there is a reasonable possibility that a material misstatement of our annual or interim financial statements were not  prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2010, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of December 31, 2009.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of December 31, 2009, in the preparation of audited financial statements, footnotes and financial data all of our financial reporting was carried out by a small group of individuals and we did not have an audit committee to monitor and review the work performed.  The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.  As a result, there is a reasonable possibility that a material misstatement of our previous annual or interim financial statements were not prevented or detected on a timely basis.

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

We have a total of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for issuance.  As of March 24, 2011, we had 334,093,887 shares of common stock and 525,000 shares of preferred stock available for issuance.  We have reserved 16,200,000 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 15,100,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 2,500,000 shares of our common stock upon conversion of outstanding convertible notes, 2,000,000 shares of our common stock relating to an outstanding debt settlement agreement and 2,300,000 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

As of March 24, 2011, the founders of our predecessor, including Russell Chaney, our chairman of the board, and Shane Rapp, our president, and their affiliates, beneficially owned approximately 49% of the outstanding shares of our common stock.  In addition, RSIV, LLC, an entity controlled by Mr. Chaney and Mr. Rapp, also owns all of the 100,000 outstanding shares of our Series A Preferred Stock, each of which are entitled to 750 votes, a total of 75,000,000 votes (or approximately 34%) on matters on which our stockholders are entitled to vote.  As a result, members of our management controls approximately 63% of the available votes on matters coming before our stockholders, which could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  As a result, our management will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, Mr. Chaney and Mr. Rapp will be in a position to greatly influence the election of our board of directors, and thus control our affairs.  This concentration of voting power in the hands of our management will also effectively inhibit a non-negotiated merger or other business combination.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is quoted on the OTC Markets Group’s OTC Link ™ quotation platform, which is viewed by most investors as a less desirable, and less liquid, marketplace than the NASDAQ automated quotation system and the NYSE and AMEX stock exchanges.  There was no active public market for our common stock prior to July 1, 2008.  Since that date, trading in our common stock has been somewhat limited.  There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

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

•	shortfalls in our operating results from levels forecasted by securities analysts;

•	additions or departures of our key personnel;

•	sales of our capital stock in the future;

•	liquidity or cash flow constraints; and

•	fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile companies pursuing untested strategies

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock.  We will pay dividends in the future at the discretion of our board of directors.  We are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                        PROPERTIES

Our principal properties consist of a facility in Canyon Lake, Texas (approximately 3,000 square feet) and a facility in Dallas, Texas (approximately 6,000 square feet).  The Dallas facility will serve as our headquarters location, and our Canyon Lake location will provide principally research and development, customer support and other operational activities.  Both facilities are subject to short-term leases, and we believe our present facilities are adequate for our current needs.

ITEM 3.                        LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.  From time-to-time we anticipate we will be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.                        (REMOVED AND RESERVED)

PART II

ITEM 5.                        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock began being quoted on the Over-the-Counter Bulletin Board under the symbol “COYN” on July 1, 2008.  Beginning in the first quarter of 2011, our common stock began being quoted on the OTC Market Group’s OTC Link quotation platform under the trading symbol “COYN”.

Prior to July 1, 2008, our common stock did not trade.  The following table shows the high and low daily closing sale prices per share of our common stock on the Over the Counter Bulletin Board for each quarterly period since our common stock began trading on July 1, 2008 through December 31, 2010.

	Price Range
Quarter Ending	High	Low
September 30, 2008	$1.35	$1.00
December 31, 2008	1.20	0.25
March 31, 2009	0.60	0.06
June 30, 2009	0.76	0.18
September 30, 2009	0.51	0.10
December 31, 2009	0.14	0.07
March 31, 2010	0.10	0.07
June 30, 2010	0.14	0.08
September 30, 2010	0.10	0.07
December 31, 2010	0.12	0.07

As of March 24, 2011, there were approximately 92 holders of record of our common stock, and the closing price on the OTC Link as of March 24, 2011 was $0.08 per share.

We have never declared or paid a dividend on our common stock.  The declaration of all dividends is within the discretion of our board of directors, which will review our dividend policy from time-to-time.  Our board may determine to retain earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

During October 2010, we issued 158,331 shares of our common stock to a former employee for services previously performed, valued at $12,668, or $0.08 per share.  Also in October, 2010, 1,000,000 shares of our common stock were issued to an existing stockholder for cash proceeds received totaling $100,000, or $0.10 per share.  Also in December 2010, 500,000 shares of common stock were issued to a single investor for cash proceeds received totaling $50,000, or $0.10 per share.  In December 2010, in connection with the November 3, 2010, settlement of arbitration proceedings with Rocket City Enterprises, Inc., we issued Rocket City 100,000 shares of our common stock, which are subject to a nine-month sale restriction.

These foregoing issuances of the shares of common stock were offered and issued without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the shares of common stock.  We disclosed to the recipients of the stock that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

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

Executive Overview

We sell the COPsync service, which is a real-time data collection and information sharing network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Additionally, our system architecture is designed to scale nationwide and globally.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies and estimates, see Note 2 to our financial statements.

Results of Continuing Operations for the Years Ended December 31, 2010 and 2009

Revenues

Revenues for year ended December 31, 2010 were $2,409,287, including $2,029,973 in hardware, installation and other revenues and $379,314 in service fee revenues, compared to $278,018 for year ended December 31, 2009, $181,695 of which was hardware, installation and other revenues and $96,323 of which was service fee revenues.  The increase in revenue in both categories was due to increasing sales after the release of our service in the fourth quarter of 2008.  We began selling and installing computer hardware in conjunction with the COPsync service in the first quarter of 2009 as a result of customer demand.

Our total revenues may fluctuate up or down when compared to other reporting periods depending upon the presence or absence of hardware, installation and other revenues contained in new contracts. During 2010, we have enjoyed continued revenue increases because revenue from both hardware, installation and other revenues as well as service fees increased.  We expect our service fee revenues to continue to grow in future periods because of the nature of our subscription-based service, which results in increasing revenues as we add new officers to the COPsync network, while maintaining a high renewal rate of existing officers.  We began experiencing revenues from customer renewals in the fourth quarter of 2010.

With regards to future hardware, installation and other revenues, we expect to experience a decrease in these revenues in the first half of 2011 because our backlog of uninstalled contracts at December 31, 2010 was low.  We are focused on rebuilding our backlog of new customer contracts.

Cost of Revenue

For the year ended December 31, 2010, our cost of revenues was $2,149,297, resulting in a gross profit of $259,990, compared to cost of revenues of $695,757 for the year ended December 31, 2009, resulting in a gross loss of $417,739.  The increase in cost of revenues in 2010 was primarily due to an increase in hardware and other costs of $1,432,481.

As stated above, our total cost of revenues have the potential to fluctuate with sales because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Inasmuch as we expect our revenues in early 2011 to decrease, we expect our total cost of revenues to decrease accordingly.  Our cost of revenues consists of a variable component which is typically the cost of the hardware being sold and installation services (most of which have been outsourced to third party service providers).  Our customer support group performs selling, customer support, procurement and other administrative duties.   Currently, the costs for the customer support group are reported in operating expenses.

Operating Expenses

For the years ended December 31, 2010 and 2009, our total operating expenses were $2,847,692 and $1,778,216, respectively.  This $1,069,476 increase was due primarily to the following: increased salaries and wages of $563,000, increased professional fees of $375,000 and other general and administrative expenses totaling $127,000.  Salaries and wages increased primarily due to the hiring of additional sales and executive staff and a difference in the amount of software development costs we capitalized between periods.  Increases in professional fees included accounting services, legal fees, fees to an advisory firm and consulting fees, as well as a one-time, non-cash grant to another advisory firm of warrants to purchase 1,500,000 shares of our common stock, valued at approximately $131,000.  Looking forward, we anticipate expenses for accounting services, legal fees and fees to advisory firms to decrease significantly - partly as a result of bringing more of these capabilities in house.  Other general and administrative expenses increased primarily due to insurance for $55,000, travel and entertainment expenses for $44,000 and utilities and telephones of $14,000.

Other Income (Expense)

For the year ended December 31, 2010, other expense was $303,071, as compared to other expense of $388,162 in the same period in 2009.  Other expense for 2010 consists primarily of a $580,000 impairment charge for capitalized development software (see Note 2 to our financial statements), partially offset by a gain of $392,914 on a debt settlement, which was recognized in connection with an agreed discharge of $472,000 in principal and $80,914 in accrued interest for a convertible debt in connection with a settlement agreement relating to then pending litigation, offset by accrued settlement costs of $220,000 for 2,000,000 shares of common stock to be issued in connection with that settlement, and a second gain on debt settlement in the amount of $60,000 and relating to the Rocket City arbitration (see Note 9 to our financial statements).  Other income and expense items for 2010 included interest income on cash and cash equivalents of $5,773, an induced conversion expense of $4,346, which we recorded upon the conversion of a convertible note at a conversion price less than that stated in the note, interest expense of $68,060 and a $50,000 impairment loss on a previous $50,000 investment.  Other expense for 2009 consisted primarily of interest expense of $284,281 and an induced conversion expense relating to the agreed conversion of several convertible promissory notes at a price per share below their stated conversion price totaling $106,692, which was offset by a slight increase in interest income.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of December 31, 2010, we had $204,154 in cash and cash equivalents, compared to $1,141,534 as of December 31, 2009.  The decrease during the twelve months ended December 31, 2010 was due primarily to $1,055,582 in cash used in operating activities, primarily as the result of our net loss during that period, and $177,314  used in investing activities, primarily due to $158,142  in software development costs and purchases of equipment, which was offset by $331,516  provided by financing activities, including $50,000 in proceeds received from the issuance of shares of our Series B Preferred Stock, $250,001 in proceeds from the issuance of our common stock and warrants, and a $50,000 deposit for a future investment in equity securities, partially offset by $18,485 in payments on notes payable.  On December 31, 2010, we had a working capital deficiency of $1,404,310  compared to a surplus of $12,411 on December 31, 2009.  The working capital deficiency was due primarily to a decrease of $901,380 in cash and cash equivalents, and increases of $220,000 in accrued settlement costs, of $878,753 in deferred revenues, accounts payable and accrued expenses, which was partially offset by a $328,681 decrease in notes payable and convertible notes payable and a $139,617 increase in accounts receivable and prepaid expenses.

Plan of Operation

At December 31, 2010, we had cash and cash equivalents on hand of $240,154 and had a working capital deficiency of $1,404,310.  Approximately $347,000 of the deficiency represents increases in liabilities which we believe will be resolved through non-cash means, such as accrued settlement costs of $220,000 and preferred stock dividends payable of $127,000.

We received approximately $552,000 in cash receipts from operations in the first three months of 2011.  For the last nine months of 2011, we anticipate approximately $3.2 million in cash receipts from operations.  Those anticipated receipts approximate our estimated cash outflows for the same time period and, therefore, we expect to end 2011 with a positive cash position.  Additionally, we expect a period of negative cash flow activity beginning in late first quarter of 2011 and extending through the middle of the third quarter of 2011, totaling approximately $900,000.  These expected negative cash flows are primarily a result of our backlog having been diminished as of December 31, 2010.  As of April 13, 2011, we had  approximate cash-related resources of  $352,000 in cash and cash equivalents, $387,000 in accounts receivable and commitments from investors to invest approximately an additional $405,000 in our equity securities.

Our management initiated a plan in early 2011 to ensure that we have adequate cash and liquidity in 2011 and thereafter, as described below:

•
Rebuilding Backlog:  We have revamped our sales team and instituted sales management processes to rebuild the sales backlog and secure customers orders.  Our progress to date can be summarized as follows at March 23, 2011:

o	We had generated a backlog of new, executed, not-performed contracts totaling approximately $600,000, and

o
We had generated a quote log of formal quotes submitted to prospective customers after substantive discussions with the prospective customer and the Company.  The revenue related value of these business opportunities is approximately $9,167,000.  We do not know with certainty when these quotes will become executed contracts, or if they ever will; however, our management and the sales staff focuses on them weekly with emphasis on working with the prospective customers to identify and resolve roadblocks that would prevent the deal from closing.  We believe, based on previous experience, that the quote log will yield executed contracts that will generate approximately $2,000,000 in cash receipts by December 31, 2011.

o
Capital Funding.  As of April 13, 2011, we had obtained written subscriptions for new capital approximating $1,220,000.  The investment options were an equity transaction, or a convertible note, in each case as described below.  The split between those investors subscribing for the equity transaction and a convertible note is $618,000 and $602,000, respectively.  Cash proceeds from both investment options of approximately $815,000 had been collected as of April 13, 2011.

o
The terms of the equity transaction are as follows:  An equity unit shall consist of five shares of our common stock and a warrant to acquire one share of our common stock for a purchase price of $0.50 per unit, ($0.10 per share of common stock). The exercise price of the warrants is $0.20 per share of common stock and the warrants expire March 31, 2015.

o
The terms of the convertible notes are as follows:  The notes are due and payable on March 31, 2014.  The notes bear annual simple interest of three percent.  The first interest payment shall be due on January 2, 2012 and interest shall be paid quarterly thereafter.  The notes may be converted at the holder’s option into share of our common stock at a conversation rate of $0.10 per share.

•	Other initiatives:

o
In 2011, we anticipate receiving cash totaling $165,000 in licensing fees from two existing OEM distributors.  These agreements relate to our efforts to create a network of OEM distributors to the law enforcement industry. This effort is part of our corporate strategy to expand our geographical footprint throughout the United States.  For the two particular OEM distributors, we will issue to the distributor shares of our common stock valued at the time the payment is made.  These shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse pro-rata and quarterly over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.

We believe that the initiatives outlined above provide us with the means of having adequate cash for operations and growth throughout at least the end of 2011.  If we fail to perform for whatever reason on any one of the initiatives discussed above, our management will review our options for creating new sources of cash or reducing expenses.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2010, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	After 2015
Contractual Obligations
Long-Term Debt Obligations	$114,045	$49,620	$42,439	$21,986	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	$161,025	$56,183	$104,842	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$130,000	$100,000	$30,000	$-	$-
Total Contractual	$405,070	$205,803	$177,281	$21,986	$-

Recently Issued Accounting Standards

For information regarding our critical accounting policies and estimates, see Note 2 to our financial statements.

ITEM 7A.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure.  We do not believe that we have any material exposure to interest rate risk.  We did not experience a material impact from interest rate risk during fiscal 2010.

Currently, we do not have any significant investments in financial instruments for trading or other speculative purposes, or to manage our interest rate exposure.

ITEM 8.                        FINANCIAL STATEMETNS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth in Item 15(a) and begin at page F-1 of this report.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                       CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedure

 In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, management evaluated, with the participation of our principal executive officer and principal accounting officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, they have concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Certifications of our principal executive officer and our principal accounting officer, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This "Controls and Procedures" section includes the information concerning controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control—Integrated Framework".  Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

During the three months ended December 31, 2010, there were several changes in our internal control over financial reporting that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.  Those changes included our hiring a chief financial officer, who possesses the financial background necessary to improve our internal controls and work with our new chief executive officer, who also has experience as the chief legal officer of a publicly-traded reporting company.  Additionally, we made some initial process changes to facilitate segregation of duties and secondary reviews for certain business transactions.  Previously, virtually all of our financial reporting was carried out internally solely by our chief executive officer, who was also serving as our chief financial officer, who did not have a financial background.

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

ITEM 9B.                      OTHER INFORMATION

None.

PART III
ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

To be included in an amendment to this annual report on Form 10-K filed not later than 120 days after the end of the registrant’s fiscal year.

ITEM 11.                       EXECUTIVE COMPENSATION

To be included in an amendment to this annual report on Form 10-K filed not later than 120 days after the end of the registrant’s fiscal year.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To be included in an amendment to this annual report on Form 10-K filed not later than 120 days after the end of the registrant’s fiscal year.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

To be included in an amendment to this annual report on Form 10-K filed not later than 120 days after the end of the registrant’s fiscal year.

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

To be included in an amendment to this annual report on Form 10-K filed not later than 120 days after the end of the registrant’s fiscal year.

PART IV

ITEM 15.                       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(1)           Financial Statements:

(2)            Management Contract or Compensatory Plan:

See Index to Exhibits.  Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.4 through 10.8.

(b)           Exhibits:

See Index to Exhibits.

(c)           Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: April 15, 2011	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	RONALD A. WOESSNER	Chief Executive Officer	April 15, 2011
	Ronald A. Woessner	(Principal Executive Officer)

/s/	BARRY W. WILSON	Chief Financial Officer	April 15, 2011
	Barry W. Wilson	(Principal Financial Officer)

/s/	RUSSELL CHANEY	Chairman and Director	April 15, 2011
Russell Chaney

/s/	SHANE RAPP	President and Director	April 15, 2011
Shane Rapp

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.6*	Stock Restriction Agreement, dated as of August 27, 2010, by and between Ronald A. Woessner and registrant.

10.7
Form of Indemnification Agreement, dated as of October 14, 2009, by and between registrant and its officers and directors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.8	Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-161882)).
10.9	Form of Warrant, issued by the registrant to certain investors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).
10.10	Form of Convertible Note, issued by the registrant to certain investors (Incorporated by reference to the registrant’s Current Report on Form 8-k filed with the Commission on April 6, 2011)
23.1*	Consent of Morrill & Associates, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications.
___________________

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
COPsync, Inc.
Canyon Lake, TX

We have audited the accompanying balance sheets of COPsync, Inc. as of December 31, 2010 and 2009 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COPsync, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Morrill & Associates

Morrill & Associates, LLC
Bountiful, Utah
April 15, 2011

COPSYNC, INC.
Balance Sheets

ASSETS

	December 31,
	2010	2009
CURRENT ASSETS

Cash and cash equivalents (Note 2)	$240,154	$1,141,534
Accounts receivable, net (Note 2)	148,939	40,371
Prepaid expenses and other	46,021	14,972

Total Current Assets	435,114	1,196,877

PROPERTY AND EQUIPMENT (Note 2)

Computer hardware	52,363	52,363
Computer software	18,259	18,259
Fleet vehicles	156,183	77,209
Furniture and fixtures	50,832	45,832

Total Property and Equipment	277,637	193,663
Less: Accumulated Depreciation	(128,056)	(98,505)

Net Property and Equipment	149,581	95,158

OTHER ASSETS

Software development costs, net (Note 2)	1,745,896	2,345,375
Debt issuance costs, net	4,208	16,708
Investments (Note 2)	-	50,000
Lease security deposit	-	750

Total Other Assets	1,750,104	2,412,833

TOTAL ASSETS	$2,334,799	$3,704,868

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2010	2009
CURRENT LIABILITIES

Accounts payable and accrued expenses	$590,465	$508,772
Accrued settlement costs (Note 9)	220,000	-
Preferred stock dividends payable (Note 5)	126,576	21,690
Deferred revenues on hardware, installation, and licensing contracts, current portion, net of deferred costs (Note 2)	746,513	169,453
Convertible notes payable, current portion, net of note discount of $-0-, respectively (Note 4)	6,249	472,000
Notes payable, current portion (Note 3)	149,621	12,551

Total Current Liabilities	1,839,424	1,184,466

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and licensing contracts (Note 2)	373,951	363,840
Convertible notes payable,net of note discount of $14,589 and $46,041, respectively (Note 4)	29,162	13,959
Notes payable (Note 3)	104,984	33,732

Total Long-Term Liabilities	508,097	411,531

Total Liabilities	2,347,521	1,595,997

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively (Note 5)	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 and 362,500 shares issued and outstanding, respectively (Note 5)	37	36
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 130,106,113 and 126,086,967 shares issued and outstanding, respectively (Note 5)	13,011	12,609
Common stock to be issued, 2,175,000 and 130,885 shares, respectively (Note 5)	284,000	19,633
Common stock warrants to be issued, 1,500,000 and zero stock warrants, respectively (Note 5)	131,961	-
Deferred stock compensation (Note 5)	(165,000)	-
Additional paid-in-capital	7,508,524	6,778,430
Accumulated deficit	(7,785,265)	(4,701,847)

Total Stockholders' Equity	(12,722)	2,108,871

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,334,799	$3,704,868

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

REVENUES

Hardware, installation and other revenues	$2,029,973	$181,695
License fee revenues	379,314	96,323

Total Revenues	2,409,287	278,018

COST OF REVENUES

Hardware and other costs	1,971,676	539,195
Amortization of capitalized licensing costs (Note 2)	177,621	156,562

Total Cost of Revenues	2,149,297	695,757

GROSS PROFIT (LOSS)	259,990	(417,739)

OPERATING EXPENSES

Depreciation and amortization	39,084	31,103
Professional fees	1,020,157	645,495
Salaries and wages	1,377,334	814,169
Rent (Note 10)	28,280	31,475
Other general and administrative	382,837	255,974

Total Operating Expenses	2,847,692	1,778,216

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,587,702)	(2,195,955)

OTHER INCOME (EXPENSE)

Interest income	5,773	2,811
Induced conversion expense (Note 5)	(4,346)	(106,692)
Gain on asset disposals	648	-
Gain on settlement of debt	392,914	-
Impairment on capitalized software	(580,000)	-
Impairment on investment	(50,000)	-
Interest expense	(68,060)	(284,281)

Total Other Income (Expense)	(303,071)	(388,162)

NET LOSS BEFORE INCOME TAXES	(2,890,773)	(2,584,117)

INCOME TAXES (Note 2)	-	-

NET LOSS	$(2,890,773)	$(2,584,117)

Series B preferred stock dividend	(104,886)	(21,690)
Beneficial conversion feature on Series B preferred	(87,759)	(453,224)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(3,083,418)	$(3,059,031)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	127,911,302	121,494,343

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity
For the Period January 1, 2009 through December 31, 2010

								Common
							Common	Stock
							Stock	Warrants	Deferred	Additional
	Preferred Stock A		Preferred Stock B		CommonStock		To Be	To Be	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Compensation	Capital	Deficit

Balance, January 1, 2009	100,000	$10	-	$-	120,273,001	$12,027	$-	$-	$-	$3,527,549	$(1,642,816)

Reclassification for contingent liability (Note 9)	-	-	-	-	-	-	-	-	-	(200,000)	-

Beneficial conversion feature on convertible notes payable (Note 4)	-	-	-	-	-	-	-	-	-	260,000	-

Valuation of 875,000 warrants granted to two separate advisory firms (Note 6)	-	-	-	-	-	-	-	-	-	295,858	-

Common stock issued for services at $0.58 per share	-	-	-	-	50,000	5	-	-	-	28,995	-

Common stock issued for cash at prices ranging from $0.10 to $0.20 per share	-	-	-	-	3,963,334	397	19,633	-	-	464,598	-

Series B Preferred shares and warrants issued for cash at $4.00 per unit, along with the valuation of warrants granted and beneficial conversion feater on preferred shares issued	-	-	362,500	36	-	-	-	-	-	1,972,914	-

Accretion of beneficial conversion feature on Series B preferred shares to be recognized in a future	-	-	-	-	-	-	-	-	-	(69,726)	-

Common stock issued in conversion of notes payable at $0.10 per share, including induced conversion expense	-	-	-	-	2,667,300	267	-	-	-	373,155	-

Common stock cancelled	-	-	-	-	(1,000,000)	(100)	-	-	-	100	-

Common stock issued in lieu of accrued expenses at $0.30 per share	-	-	-	-	133,332	13	-	-	-	39,987	-

Additional capital contributed through services rendered	-	-	-	-	-	-	-	-	-	85,000	-

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-	-	-	(21,690)

Series B Preferred stock - deemed dividends from accretion of Preferred discounts	-	-	-	-	-	-	-	-	-	-	(453,224)

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	-	(2,584,117)

Balance, December 31, 2009	100,000	$10	362,500	$36	126,086,967	$12,609	$19,633	$-	$-	$6,778,430	$(4,701,847)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Continued)
For the Period January 1, 2009 through December 31, 2010

								Common
							Common	Stock
							Stock	Warrants	Deferred	Additional
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Compensation	Capital	Deficit

Balance, December 31, 2009	100,000	$10	362,500	$36	126,086,967	$12,609	$19,633	$-	$-	$6,778,430	$(4,701,847)

Series B Preferred shares and warrants issued for cash at $4.00 per unit, along with the valuation of warrants granted and beneficial conversion feature on preferred shares issued	-	-	12,500	1	-	-	-	-	-	68,032	-

Common stock issued to employees for services rendered at prices ranging from $0.08 to $0.14 per share	-	-	-	-	1,179,601	118	-	-	-	129,214	-

Common stock issued for cash at $0.10 per share	-	-	-	-	2,500,000	250	-	-	-	249,750	-

Common stock issued for cash received during 2009 at $0.15 per share	-	-	-	-	130,885	13	(19,633)	-	-	19,620	-

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share, including induced conversion expense	-	-	-	-	108,660	11	-	-	-	15,201	-

Common stock issued pursuant to a settlement agreement at $0.10 per share (Note 9)	-	-	-	-	100,000	10	-	-	-	9,990	-

Additional capital contributed through services rendered	-	-	-	-	-	-	-	-	-	82,250	-

Common stock to be issued per an agreement with an advisory firm at $0.60 per share (Note 9)	-	-	-	-	-	-	45,000	-	-	-	-

Common stock to be issued to the Company's CEO from shares of common stock transferred back to the Company from one of the Company's founders at $0.09 per share (Note 5)	-	-	-	-	-	-	180,000	-	(165,000)	-	-

Common stock to be issued to a former employee at $0.09 per share (Note 5)	-	-	-	-	-	-	9,000	-	-	-	-

Stock deposits received for common stock to be issued (Note 5)	-	-	-	-	-	-	50,000	-	-	-	-

Valuation of common stock warrants to be issued (Note 9)	-	-	-	-	-	-	-	131,961	-	-	-

Valuation of the vested portion of employee stock options granted during December 2009	-	-	-	-	-	-	-	-	-	73,854	-

Subtotal	100,000	$10	375,000	$37	130,106,113	$13,011	$284,000	$131,961	$(165,000)	$7,426,341	$(4,701,847)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Continued)
For the Period January 1, 2009 through December 31, 2010

								Common
							Common	Stock
							Stock	Warrants	Deferred	Additional
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Compensation	Capital	Deficit

Balance forward	100,000	$10	375,000	$37	130,106,113	$13,011	$284,000	$131,961	$(165,000)	$7,426,341	$(4,701,847)

Series B Preferred stock - deemed dividends from accretion of Preferred discounts	-	-	-	-	-	-	-			69,726	(87,759)

Valuation of warrants granted to a consulting firm during 2010	-	-	-	-	-	-	-	-	-	12,457	-

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-	-	-	(104,886)

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(2,890,773)

Balance, December 31, 2010	100,000	$10	375,000	$37	130,106,113	$13,011	$284,000	$131,961	$(165,000)	$7,508,524	$(7,785,265)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,890,773)	$(2,584,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,705	187,665
Beneficial conversion feature	-	213,959
Amortization of note discount	31,452	-
Induced conversion expense	4,346	106,692
Additional expense for granting of warrants and options	218,272	295,858
Common stock to be issued for services rendered	69,000	-
Issuance of common stock for services rendered	12,666	29,000
Capital contributed through services rendered	82,250	85,000
Gain on settlement of debt	(392,914)	-
Gain on asset disposals	(648)	-
Impairment of capitalized software	580,000	-
Impairment of investment	50,000	-
Change in operating assets and liabilities:
Accounts receivable	(108,568)	(40,371)
Debt issuance costs	12,500	(16,708)
Prepaid expenses	(7,929)	(14,972)
Deposits	750	-
Deferred revenues	587,171	533,293
Accounts payable and accrued expenses	480,138	287,869

Net Cash Used in Operating Activities	(1,055,582)	(916,832)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	(158,142)	(374,641)
Investments purchased	-	(50,000)
Purchases of property and equipment	(19,172)	(12,737)

Net Cash Used in Investing Activities	(177,314)	(437,378)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash, net of offering costs	250,001	464,995
Payments on notes payable	(18,485)	(10,262)
Proceeds received on notes and convertible notes	-	362,000
Issuance of series B preferred shares for cash	50,000	1,450,000
Proceeds from common stock to be issued	50,000	19,633

Net Cash Provided by Financing Activities	331,516	2,286,366

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(901,380)	932,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,141,534	209,378

CASH AND CASH EQUIVALENTS, END OF PERIOD	$240,154	$1,141,534

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)
	For the Year Ended
	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$4,181	$3,414
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$73,687	$24,500
Common stock issued in lieu of notes payable	$-	$-
Common stock issued in lieu of accrued expenses	$126,665	$40,000
Common stock issued in conversion of notes payable and accrued interest	$10,866	$266,730
Series B Preferred stock dividends declared	$192,645	$474,914
Financing of Insurance Policy	$23,120	$-

  The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 -       NATURE OF ORGANIZATION

COPsync, Inc. (formerly, Global Advance Corporation) (“the Company”), markets an information-sharing and data interoperability network that enables law enforcement officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to federal, state and local law enforcement databases.  The COPsync network eliminates manual processes and increases officer productivity by enabling officers to electronically issue tickets, process DUI and other arrests and incidents and document accidents.  It also saves lives, reduces unsolved crimes and assists in apprehending criminals -- through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.

The Company was incorporated on October 23, 2006 in Delaware.  The name change from Global Advance Corporation to COPsync, Inc., occurred in April 2008 following approval by the stockholders of the Company.

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

       a.      Basis of Presentation
       The accompanying financial statements include the accounts of COPsync, Inc., are prepared in accordance with accounting principles generally accepted in the United States of America and are prepared on the accrual method of accounting.

b.      Cash and Cash Equivalents

Cash investments with maturities of three months or less when purchased are considered cash equivalents.

c.      Use of Estimates

The preparation of accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our significant estimates include the capitalization of labor under software development costs, the related estimated useful life of the capitalized software development costs and certain accruals for unsettled matters.  Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ from original estimates.

d.      Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvements are capitalized, while ordinary maintenance and repairs are expensed as incurred.  The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the non-depreciated amount and the proceeds from the sale are recorded as gain or loss on asset disposals.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware	3 years
Computer software	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Depreciation expense on property and equipment was $39,084 and $31,103 for the years ended December 31, 2010 and 2009, respectively.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

e.      Software Development Costs

We capitalize software development costs in accordance with Accounting Standards Codification (“ASC”) 985, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“ASC 985”) (formerly SFAS No. 86) under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

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

We stopped capitalizing these costs at the end of June 2010 because the general nature of the work activity had become software maintenance and customer support in nature.  New software development initiatives currently being considered may require us to again avail ourselves of this accounting policy.

Software development costs as of December 31, 2010 and 2009, respectively, are as follows:

	December 31,
	2010	2009
Capitalized software development costs	$2,724,082	$2,565,940
Accumulated amortization	(398,186)	(220,565)
Sub-total	2,325,896	$2,345,375
Impairment charge	(580,000)	-
Total	$1,745,896	$2,345,375

Amortization expense related to these costs was $177,621 and $156,562 for the years ended December 31, 2010 and 2009, respectively.  We have recorded an impairment on the capitalized software developments costs as of December 31, 2010 totaling $580,000 or approximately 25% of its net value at December 31, 2010.  Our management determined that a portion of the software code supporting the COPsync service needs to be rewritten to enhance its scalability with respect to providing the COPsync service outside the state of Texas, and to provide a more rapid integration capability with vendors and agencies as well as to reduce support costs. The extent of the task is estimated to be between 25% to slightly over 50% of the software code needs to be rewritten.  For purposes of this impairment charge, management chose the low end of the estimated range.  The balance of the unamortized capitalized software development costs will be amortized over the remainder of its original fifteen year life.  In 2009, there was no recorded impairment charge.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

f.       Concentrations of Risk

Cash

We place our cash and cash equivalents at well known quality financial institutions. Our cash deposits held in a bank at December 31, 2010 and 2009, respectively, were $240,154 and $1,141,534. We have not experienced losses in such accounts and believe we are not exposed to a significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts. We provide an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  As of December 31, 2010 and 2009, we have recorded an allowance for doubtful accounts of $ -0-, respectively, due to the high quality of the Company’s accounts receivable balances.

Governmental Constraints

A significant portion of our revenues are generated through police and sheriff departments that are subject to governmental budget processes.  We may be adversely affected by possible governmental budget cuts and/or economic instability.  The effect of these factors, however, cannot be accurately predicted.

g.      Fair Value of Financial Instruments

We do not measure the fair value of any financial instrument other than cash equivalents, options and warrants. The carrying values of other financial instruments (receivables and accounts payable) are not recorded at fair value but approximate fair values primarily due to their short-term nature. The carrying values of other current assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature.  The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

h.      Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification (“ASC”) 605-10, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

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

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

h.      Revenue Recognition

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the years ended December 31, 2010 and 2009.  The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.       Income Taxes (Continued)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

There are no tax positions included in the accompanying financial statements at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future.  Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

The Company files income tax returns in the U.S. federal and Texas jurisdictions. Tax years 2009 to current remain open to examination by U.S. federal and state tax authorities.

A reconciliation of the beginning and ending accrual for uncertain tax positions is as follows:

Year Ended December 31,
	2010	2009

Balance, beginning of year	$-	$-
Decrease in tax positions for prior years	-	-
Increase in tax positions for prior years	-	-
Increase in tax positions for current year	-	-
Settlements	-	-
Lapse in statute of limitations	-	-

Balance, end of year	$-	$-

From inception through December 31, 2010, the Company had incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,790,000 at December 31, 2010, and will expire in the years 2026 through 2030.

The deferred tax asset and the valuation account are as follows at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carryforwards	$1,485,800	$685,400
Valuation allowance	(1,485,800)	(685,400)
Total	$-	$-

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

i.       Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book income (loss)	$(982,900)	$(878,600)
Stock for expenses	68,400	23,500
Option and warrant expenses	74,200	100,600
Other	40,100	166,300
Change in valuation allowance	800,300	588,200

	$-	$-

The components of income tax expense are as follows for the years ended December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Current income tax expense (benefit):
Federal	$-	$-
State	-	-
Current tax expense	$-	$-

Deferred tax expense (benefit) arising from:
Valuation allowance	$(272,100)	$(200,000)
Net operating loss carryfoward	272,100	200,000

Income tax provision	$-	$-

j.      Basic and Fully Diluted Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 500,000 and 9,220,000 shares pursuant to the convertible debentures, 4,125,000 and 19,039,000 shares pursuant to outstanding warrants, 7,100,000 and 3,150,000 pursuant to employee options and 15,100,000 and 14,600,000 shares pursuant to the conversion of preferred shares as of December 31, 2010 and 2009, respectively, have not been included because they are anti-dilutive.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

j.      Basic and Fully Diluted Loss Per Share (Continued)

Following is a reconciliation of the loss per share for the years ended December 31, 2010 and 2009, respectively:

	For the Years Ended December 31,
	2010	2009

Net (loss) available to common shareholders	$(2,890,773)	$(2,584,117)

Series B Preferred stock dividends and beneficial conversion feature recorded	(192,645)	(474,914)

	$(3,083,418)	$(3,059,031)

Weighted average shares	127,911,302	121,491,343

Basic and fully diluted loss per share (based on weighted average shares)	$(0.02)	$(0.03)

k.      Newly Adopted Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued guidance on revenue recognition that becomes effective January 1, 2011, with earlier adoption permitted. The new guidance establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue–generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, the guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this new guidance

This new guidance is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. The Company adopted this new standard during the year ended December 31, 2009.

l.      Investments

The Company’s investments are recorded at cost.  The Company has invested a total of $50,000 as of December 31, 2009 into a limited liability company ( the “LLC”) that plans on producing a documentary film. The Company is not responsible, however, for any aspect of the production or distribution of the film.  Pursuant to the LLC’s operating agreement, the Company will receive the first $75,000 of distributable cash , after all outstanding expenses and fees are paid.  After the first $75,000 is distributed, the Company will receive 50% of the remaining distributable cash .

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 2 -       SUMMARY OF SIGNFICANT ACCOUNTING POLICIES (Continued)

l.      Investments (Continued)

In accordance with the three levels of valuation hierarchy as defined in Note 2(g), the Company  used Level 3 inputs for its valuation methodology for this investment in the LLC.

		Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
	Fair Value As of December 31, 2010	Level 1	Level 2	Level 3

Investment in LLC	$50,000	$-	$-	$50,000
Valuation Allowance	$(50,000)	$-	$-	$(50,000)

Net Investment Value	$-	$-	$-	$-

Management has evaluated this investment for possible impairment as of December 31, 2010 and determined, based upon the fact that so much time has passed and production of the documentary film is still not complete is, in itself, a circumstance that might have a significant adverse effect on the fair value of this investment.  As a result, management has recorded a100% impairment on the investment.

m.      Preferred Stock Issuances with Beneficial Conversion Features

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the 2009 Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The Series B Preferred shares may be converted into shares of the Company’s common stock at a ratio of 40-to-1.  The detachable warrants are exercisable at $0.20 per share.

n.      Development Stage

During the year ended December 31, 2009, the Company emerged from the development stage due to significant revenues

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 3 -       NOTES PAYABLE

Notes payable as of December 31, 2010 and 2009 consisted of the following:

					December 31,
Type	Collateral (If any)	Interest Rate	Monthly Payments	Maturity	2010	2009

Bank	Autos	6.75%	$482	Apr. 2014	$17,231	$21,690
Bank	Autos	8.25%	$811	Nov. 2012	17,176	24,594
Bank	Autos	6.75%	$308	Sep. 2013	9,239	-
Bank	Autos	6.75%	$562	Oct. 2015	27.699	-
Bank	Autos	7.00%	$799	Nov. 2014	32,708	-
Insurance	-	5.30%	$2,626	Sep. 2011	20,552	-
Settlement	-	0.00%	$10,000	Mar. 2012	130,000	-
Total notes payable					$254,605	$46,284
Less: Current portion					(149,621)	(12,551)
Long-term portion					$104,984	$33,733

       Future principal payments on long-term debt is as follows:

2012	$60,454
2013	22,544
2014	16,535
2015 & thereafter	5,451
Total	$104,984

NOTE 4 -       CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to convertible notes payable.  The notes bore interest at 9% per annum, were due on demand, and were convertible into the Company’s common stock at $0.05 per share. Pursuant to the settlement of litigation between the parties,-the Company and this individual agreed to discharge the $420,000 in principle amount of this convertible note payable, and accrued interest totaling $76,740, in exchange for 1,000,000 shares of the Company’s common stock.  Also associated with this settlement was a separate convertible promissory note from the individual in a principal amount of $52,000 and accrued interest totaling $4,174 (This separate note was one of the notes associated with the total proceeds received during year ending December 31, 2009 and from convertible notes payable, which is discussed in the next paragraph).

The sum of these two notes or $472,000, plus accrued interest, shall be payable to the note holder if and when certain events occur, as described below in Note 9.   Since management believes that the likelihood of these
events occurring is remote, the Company has not recorded this liability as of December 31, 2010, but rather recorded a gain related to this lawsuit settlement.  If the events described in Note 9 occur, the Company will be obligated to repay the $472,000, plus accrued interest, in full.

During the year ended December 31, 2009, the Company received total proceeds of $362,000 from unrelated individuals pursuant to convertible notes payable.   These notes bear interest at rates between 2.5% and 10%
per annum, are due between March 31, 2011 and July 23, 2011, with one due on demand, and are convertible into common stock at either $0.10 or $0.20 per share.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 4 -       CONVERTIBLE NOTES PAYABLE (Continued)

In 2009, $266,730 ($250,000 in principal and $16,730 in interest) of these convertible notes was converted into 2,667,300 shares of common stock.  During 2010, an additional $10,866 ($10,000 in principal and $866 in interest)
was converted into 108,660 shares of common stock.  The notes were converted at $0.10 per share, rather than the stated conversion price of $0.20 per share, thus creating an induced conversion expense of $4,346 and
$106,692 for the year ended December 31, 2010 and for the year ended December 31, 2009, respectively.

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No.
98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible notes issued in 2008, no beneficial conversion feature was recorded.  However, pursuant to the terms of the new convertible notes issued in 2009, a beneficial conversion feature was recorded for the year ended December 31, 2009 totaling $260,000, which is amortized over the term of the notes, or two years, except for one note for which the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.  However, since certain of these notes were converted into common stock during the year ended December 31, 2009, the remaining discount on these notes was fully amortized.  The unamortized note discount on the remaining $50,000 in convertible notes payable as of December 31, 2010 is $14,589.

Convertible notes payable at December 31, 2010 and December 31, 2009 are summarized as follows:

	December 31,
	2010	2009

Total convertible notes payable	$50,000	$532,000
Less; unamortized note discount	$(14,589)	$(46,041)

Convertible notes payable, net	$35,411	$485,959
Less: current portion	$(6,249)	$(472,000)

Convertible notes payable, net, long-term portion	$29,162	$13,959

NOTE 5 -        STOCK TRANSACTIONS

Preferred Stock

The Company issued a total of 100,000 shares of Series A Preferred Stock in April 2008 as partial consideration for its acquisition of a 100% ownership interest in PostInk Technology, LP (“PostInk”).  Each share of Series A Preferred Stock is convertible into one share of common stock, but has voting rights on a basis of 750 votes per share.  These shares are held by the former general partner of PostInk which is owned by the co-founders of  the Company.

During 2009, the Company completed a private placement of its equity securities in which the Company raised $1,450,000 in gross proceeds.  During 2010, an additional $50,000 was raised in the private placement.  Pursuant to this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock. The Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of common stock.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 5 -        STOCK TRANSACTIONS (Continued)

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  During 2009, as a result of this calculation, the Company recorded a discount on this Series B preferred stock issuance, totaling $522,950, based on the beneficial conversion feature and the valuation of the 2,900,000 warrants granted during that year.  This discount is being amortized over the earliest conversion period, which is 90 days.  An additional discount was recorded during 2010 of $18,033, as a result of the beneficial conversion feature on the additional 12,500 shares of Series B Preferred Stock issued during 2010, along with the valuation of the additional 100,000 warrants granted.  This discount is also being amortized over the earliest conversion period, which is also 90 days.  Accordingly, for the years ended December 31, 2010 and 2009, the Company recorded accretion of this discount (recorded as a Series B preferred stock deemed dividend from the beneficial conversion feature), totaling $87,759 and $453,224, respectively.

The 3,000,000 warrants granted have an exercise price of $0.20 per share and expire on October 14, 2013.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: i) stock dividends, stock splits or reverse stock splits; ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or iv) a liquidation or dissolution of the Company.

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

The Series B Preferred Stock issued i) accrues dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) has  a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of the Company’s common stock, subject to adjustments for issuances by the Company of common stock at less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of December 31, 2010 and 2009 of $126,576 and $21,690, respectively, on the Series B Preferred Stock.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 5 -        STOCK TRANSACTIONS (Continued)

Common Stock

During the year ended December 31, 2009, the Company entered into an agreement with a consulting firm to assist the Company with its investor and public relations.  The consulting firm received 50,000 shares of common stock, valued at $29,000, or $0.58 per share, the market value of the shares on the date the shares were issued.  The Company also issued 133,332 shares of common stock in lieu of accrued expenses, valued at $40,000 or $0.30 per share, the market value of the shares on the date the shares were issued.

During 2009, the Company canceled an additional 1,000,000 shares of common stock which were to be returned to the Company and cancelled in 2008 in connection with a corporate reorganization but which were not actually returned and cancelled until 2009.

Also during the year ended December 31, 2009, the Company issued a total of 3,963,334 shares of common stock at prices ranging from $0.10 to $0.20 per share, for total proceeds of $480,506.  Stock offering costs of $15,511 were paid in conjunction with this fundraising effort.  In addition, an additional $19,633 was received during the year ended December 31, 2009 pursuant to two separate subscriptions for the purchase of 130,885 shares to be issued at $0.15 per share.  These shares were issued during 2010.

As previously discussed in Note 4, during the year ended December 31, 2009, the Company issued a total of 2,667,300 shares of common stock to three individuals in connection with the conversion of convertible notes payable and accrued interest totaling $266,730, convertible at $0.10 per share.  Certain of these convertible notes payable were originally convertible at $0.20 per share, rather than the $0.10 per share.  Accordingly, on the date of the conversion, the Company recorded an additional expense of $106,692 as an induced conversion expense.

During the year ended December 31, 2010, the Company issued a total of 1,021,270 shares of common stock to two separate employees for services rendered during 2009, valued at $116,665, which was previously accrued at December 31, 2009.  During the fourth quarter of 2010, the Company issued 158,331 shares of common stock to a former employee for services rendered in 2010, valued at $12,667, or $0.08 per share.  An additional 2,500,000 shares of common stock were issued to three investors for cash proceeds received during 2010 totaling $250,000, or $0.10 per share.  One of the investors was also granted a total of 250,000 warrants to purchase common stock as part of the subscription, exercisable at $0.20 per share until July 7, 2011.

During 2010, the Company issued a total of 130,885 shares of common stock for cash proceeds of $19,633 paid in 2009.

Also during 2010 and as discussed in Note 4, the Company issued 108,660 shares of common stock to an individual in connection with the conversion of convertible note payable and accrued interest totaling $10,866, convertible at $0.10 per share.  This convertible note payable was originally convertible at $0.20 per share, rather than $0.10 per share.  Accordingly, on the date of conversion, the Company recorded an additional expense of $4,346 during 2010 as an induced conversion expense.

As discussed in Note 9 below, the Company was involved in an arbitration proceeding before the American Arbitration Association regarding a purported $200,000 loan from Rocket City Enterprises, Inc.  During late 2010, the parties settled the proceeding.  As part of this settlement, the Company agreed to issue 100,000 shares of the Company’s common stock, subject to a nine-month sale restriction, valued at $10,000, or $0.10 per share, the value of the shares of the date of the settlement.

The Company also recorded contributed capital of $82,250 and $85,000, respectively, during the years ended December 31, 2010 and 2009, related to the forfeiture of contractual payroll by certain corporate officers.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 5 -        STOCK TRANSACTIONS (Continued)

Common Stock to be Issued

As described in Note 9 below, an agreement with an advisory firm calls for the firm to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000 or $0.60 per share.  These shares have not yet been issued to the advisory firm at December 31, 2010, in as much as the Company disputes that the shares are owed.  Therefore, these shares have been disclosed separately in the stockholders’ equity section of the balance sheet at December 31, 2010.

Pursuant to an agreement, a former employee claimed the right to receive 913,685 shares of the Company’s common stock, valued at $87,500, or approximately $0.10 per share, and an additional 180,000 shares of common stock valued at $23,400, or approximately $0.13 per share.   The Company and the former employee have entered an agreement in connection with the former employee’s separation from service.  As a result, the previously mentioned shares have been removed from the financial statements and replaced with  100,000 shares of common stock to be issued as part of the  separation agreement, valued at $9,000, or $0.09 per share.  These shares have been disclosed separately in the stockholders’ equity section of the balance sheet as of December 31, 2010.

As announced during September 2010, Ronald A. Woessner was elected as the Company’s Chief Executive Officer, effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock; valued at $180,000, or $0.09 per share.  One of the Company’s founders transferred 2,000,000 shares of common stock from his personal holdings to the Company to fund the grant of these shares to Mr. Woessner.  The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement.  Since the shares do not vest immediately, this transaction has been recorded in the accompanying financial statements as a return of shares by the founding shareholder as the shares vest. The corresponding value of the shares to be issued, or $180,000, will be expensed on a quarterly basis, as the shares become vested.  Accordingly, for the year ended December 31, 2010, the Company recorded an expense of $15,000 related to this transaction, with the remaining $165,000 being recorded as deferred compensation.  This deferred compensation will be amortized on quarterly basis over the remainder of the vesting term at $15,000 per quarter. The actual transfer of the 2,000,000 shares of common stock  to the Company and then to Mr. Woessner had not taken place at December 31, 2010; however, directives to effect these respective transfers have been completed as of this report date.

On December 31, 2010, the Company received a $50,000 deposit from a Company executive.  These funds were to be invested pursuant to the Company’s 2011 capital funding, as  discussed in Note 11 below.  That investment has not taken place as of the date of this report, but is disclosed separately in the stockholders’ equity section of the balance sheet as of December 31, 2010.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 6 -        OUTSTANDING WARRANTS

The Company purportedly granted warrants to purchase 15,000,000 shares of its common stock to an individual, in conjunction with the April 2008 acquisition agreement with PostInk, which warrants were exercisable at $0.05 per share, and expire on April 1, 2012.  Pursuant to a litigation settlement discussed in Note 9 below, these 15,000,000 warrants were cancelled in lieu of the Company’s obligation to issue the warrant holder 1,000,000 shares of common stock in exchange for the warrants.

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

Under the provisions of ASC 718, no value was assigned to the warrants granted, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares.

During 2009, pursuant to certain advisory agreements, the Company granted warrants to purchase a total of 875,000 shares of common stock to two separate advisory firms, exercisable at either $0.10 or $0.20 per share, which expire between June 17, 2012 and June 5, 2014.

Under the provisions of ASC 718, values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, thus an additional expense of $12,458 was recorded under the Black-Scholes option pricing model for the twelve months ended December 31, 2010.

During 2010, the Company granted warrants to purchase a total of 250,000 shares of common stock to an individual in conjunction with a subscription agreement.  These warrants are exercisable at $0.20 per share and expire on June 7, 2011.

As previously discussed in Note 5 above, the Company also granted warrants to purchase an additional 2,900,,000  and 100,000, respectively, in 2009 and 2010, shares of its common stock pursuant to the Series B Preferred Stock private placement.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2013.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 6 -        OUTSTANDING WARRANTS (Continued)

During 2010, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.76% - 2.85%
Expected life	36 months - 60 months
Expected volatility	232% - 244%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding warrants as of December 31, 2009 and 2010, respectively,  and the changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2009	15,264,800	$0.06

Granted	3,775,000	0.20
Exercised/Expired/Cancelled	-	n/a

Exercisable, December 31, 2009	19,039,800	$0.10

Granted	350,000	0.20
Exercised/Expired/Cancelled	(15,264,800)	0.06

Outstanding, December 31, 2010	4,125,000	$0.20

Exercisable, December 31, 2010	4,125,000	$0.20

The following is a summary of outstanding and exercisable warrants at December 31, 2010:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/10	Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/10	Weighted Avenue Exercise Price
$0.20	3,000,000	0.79	$0.20	3,000,000	$0.20
0.20	425,000	3.17	0.20	425,000	0.20
0.20	400,000	1.46	0.20	400,000	0.20
0.10	50,000	3.43	0.10	50,000	0.10
0.20	250,000	0.43	0.20	250,000	0.20

$0.10 - 0.20	4,125,000	1.11	$0.20	4,125,000	$0.20

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 6 -        OUTSTANDING WARRANTS (Continued)

       The following is a summary of outstanding and exercisable warrants at December 31, 2009:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/09	Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/10	Weighted Avenue Exercise Price
$0.05	15,000,000	2.25	$0.05	15,000,000	$0.05
0.20	2,900,000	1.79	0.20	2,900,000	0.20
0.60	264,800	0.16	0.60	264,800	0.60
0.20	425,000	4.17	0.20	425,000	0.20
0.20	400,000	2.46	0.20	400,000	0. 20
0.10	50,000	4.43	0.10	50,000	0.10

$0.05 - 0.60	19,039,800	2.21	$0.10	19,039,800	$0.10

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2010 totaled $308,316 and $308,316, respectively. The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2009 totaled $295,858 and $308,316, respectively.  The weighted average grant date fair value of stock warrants granted during the period ended December 31, 2010 and 2009 is $-0- and $308,316, respectively. The fair value of stock warrants vested during the period ended December 31, 2010 and 2009 totaled $12,458 and $295,858, respectively.

NOTE 7 -        ADVISORY AGREEMENTS

During the year ended December 31, 2009, the Company entered into an agreement, which has since expired, with an advisory firm to assist the Company in raising additional capital.

Pursuant to this advisory agreement, in 2009 the Company paid a total of $25,000   in connection with a $250,000 convertible note capital raise facilitated by the firm.  In addition, in 2009 the Company granted the firm warrants to purchase 425,000 shares of common stock.  Also during the year ended December 31, 2009, the Company granted the same advisory firm, pursuant to a separate agreement, three year warrants to purchase 400,000 shares of common stock, with an exercise price of $0.20 per share.  The 825,000 warrants granted were valued at $278,418, or approximately $0.34 per warrant.  This agreement has expired.

During 2009, the Company also entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount was expensed over the twelve-month contract at $3,750 per month.  In addition, the advisory firm received five year cashless exercise warrants to purchase 50,000 shares of common stock with an exercise price of $0.10 per share.  These warrants were valued at $29,898, or $0.60 per warrant share.  See also Note 6.  The agreement calls for the advisory firm is to receive seven year, cashless exercise to purchase 1,500,000 shares of common stock at $0.10 per share. In as much as the Company disputes that the restricted shares and warrants are owed,  the 75,000 restricted shares and the 1,500,000 warrants had not yet been granted to the advisory firm as of December 31, 2010.  Therefore, the restricted shares and the common stock warrants are disclosed separately in the stockholders’ equity section of the balance sheet.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 8 -        EMPLOYEE OPTIONS

Effective December 16, 2009, the Company’s Board of Directors granted certain employees options to purchase a total of 3,150,000 shares of common stock, exercisable at $0.09 per share, the market value of the Company’s common stock on the date the options were granted, which expire on December 15, 2019.  These options fully vest in sixty equal monthly installments, beginning one month after the date of grant.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted; however, since none of the options were vested as of December 31, 2009, no expense related to these options was recorded under the Black-Scholes option pricing model for the year ended December 31, 2009.

During 2010, a total of 1,650,000 of the previously granted options expired in connection with the separation of certain employees from employment.  This left a balance outstanding at December 31, 2010 of 1,500,000 shares reserved for employee stock options issued in 2009.

Pursuant to the Black-Scholes option pricing model, additional expense of $73,854 was recorded for the year ended December 31, 2010, which represents the value of the options that vested during that year.  Additional expense of $107,811 will be expensed over the next four years, or $26,953 per year, as the options vest.

Effective August 27, 2010, the Company’s Board of Directors granted Ronald A. Woessner, then a consultant, options to purchase a total of 2,000,000 shares of common stock, exercisable at $0.10 per share, the market value of the Company’s common stock on the date the options were granted, which expire on August 26, 2020 (see also Notes 5).  These options vest in twelve equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted, for a total value of $172,612.  Pursuant to the Black-Scholes option pricing model, an expense of $14,384 was recorded for the year ended December 31, 2010, which represents the value of the options that vested during 2010.  Additional expense of $158,228 will be expensed over the next three years, or $57,536 per year, as the options vest.  Mr. Woessner was subsequently hired effective October 1, 2010 as the Company’s chief executive officer.

Effective September 1, 2010, the Company’s Board of Directors granted Barry W. Wilson, then a consultant, options to purchase a total of 1,250,000 shares of common stock, exercisable at $0.08 per share, the market value of the Company’s common stock on the date the options were granted, which expire on August 31, 2020 (see also Notes 5).  These options vest 100% in twelve equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.07 per option share was assigned to the options granted, for a total value of $85,492.  Pursuant to the Black-Scholes option pricing model, an expense of $7,124 was recorded for the year ended December 31, 2010, which represents the value of the options that vested during 2010.  Additional expense of $78,368 will be expensed over the next three years, or $28,496 per year, as the options vest.  Mr. Wilson was subsequently hired, effective November 15, 2010, as the Company’s chief financial officer.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 8 -        EMPLOYEE OPTIONS (Continued)

Effective September 29, 2010, the Company’s Board of Directors granted three employees, options to purchase a total of 1,900,000 shares of common stock, exercisable at $0.08 per share, the market value of the Company’s common stock on the date the options were granted, which expire on September 28, 2015.  These options vest 100% in twenty equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.08 per option share was assigned to the options granted, for a total value of $142,506.  Under the Black-Scholes option pricing model, expense of $7,125 was recorded for the year ended December 31, 2010.  The remaining expense of $135,381 will be expensed over the next 4.75 years, or $28,501 per year, as the options vest.

Effective October 9, 2010, the Company’s Board of Directors granted three employees, options to purchase a total of 450,000 shares of common stock, exercisable at $0.09 per share, the market value of the Company’s common stock on the date the options were granted, which expire on October 8, 2015.  These options vest 100% in twenty equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.07 per option share was assigned to the options granted, for a total value of $33,573.  However, since none of the options were vested as of December 31, 2010, no expense related to these options was recorded under the Black-Scholes option pricing model for the year ended December 31, 2010.  The entire expense of $33,573 will be expensed over the next five years, or $6,715 per year, as the options vest.

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model pursuant to ASC 718, which model requires the use of exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the warrants.  Because the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero

During 2010, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.85% - 2.85%
Expected life	3 years - 5 years
Expected volatility	164% - 170%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding options as of December 31, 2010 and 2009 and the changes during the years then ended is presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2008	-	$-

Granted	3,150,000	0.09
Exercised / Expired / Cancelled	-	n/a

Outstanding, December 31, 2009	3,150,000	$0.09
Granted	5,600,000	0.09
Exercised / Expired / Cancelled	(1,650,000)	0.09

Outstanding, December 31, 2010	7,100,000	$0.09

Exercisable, December 31, 2010	665,834	$0.09

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 8 -        EMPLOYEE OPTIONS (Continued)

   The following is a summary of outstanding and exercisable options at December 31, 2010:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/10	Life (in yrs.)	Price	at 12/31/10	Price

$0.09	1,950,000	3.96	$0.09	300,000	$0.09
0.10	2,000,000	2.57	0.10	166,667	0.10
0.08	1,250,000	2.67	0.08	104,167	0.08
0.08	1,900,000	4.75	0.08	95,000	0.08

$0.08 - 0.10	7,100,000	3.55	$0.09	665,834	$0.09

NOTE 9 -       COMMITMENTS AND CONTINGENCIES

      Contingent Liability

Pursuant to an agreement, a former employee claimed the right to receive 913,685 shares of the Company’s common stock, valued at $87,500, or approximately $0.10 per share, an additional 180,000 shares of common stock valued at $23,400, or approximately $0.13 per share, and $113,000 in severance compensation.  The Company and the former employee have entered an agreement in connection with the former employee’s separation from service.  As a result, the previously mentioned shares have been removed from the financial statements and replaced with 100,000 shares of common stock to be issued as part of the separation agreement, valued at $9,000 or $0.09 per share.  These shares have been disclosed separately in the stockholders’ equity section of the balance sheet as of December 31, 2010.  Additionally, the agreed upon severance compensation is reduced from
$113,000 to $53,000.  Payments of the severance compensation will be made at a monthly rate of $5,000 for ten months during 2011.  Payments totaling approximately $3,000, representing six months of health benefits, will also be paid during the first half of 2011.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 -       COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Co-Founder & Chief Executive Officer

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with Russell D. Chaney to be its chief executive officer through December 15, 2015, replacing the employment agreement
Mr. Chaney previously had with PostInk, at a base salary of not less than $160,000 per annum.

Mr. Chaney is also entitled to a 100% match of the employee’s semi-monthly contribution to the Company’s 401K program or comparable personal retirement program.  The Company will also purchase and maintain at its expense term life insurance on the life of Mr. Chaney in the face amount of $350,000 payable to the beneficiary or beneficiaries designated by Mr. Chaney, contingent upon Mr. Chaney’s insurability at no more than 150%
of standard risk costs from a high quality insurance carrier.

Mr. Chaney has agreed to forego the salary increase and the obligation of the Company’s 401K matching obligation, as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company’s operations.  Accordingly, the Company recorded contributed capital related to the foregone salary increase of $40,000 for each respective year ended December 31, 2010 and 2009.

Mr. Chaney subsequently stepped down from his position as chief executive officer on October 1, 2010, when Ronald A. Woessner assumed that role.  Mr. Chaney will continue to serve as the Company’s Chairman of the
Board and lead  business development and strategic alliance activities.

Co-Founder & President

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with J. Shane Rapp to be its President, through December 31, 2015, replacing the employment agreement Mr. Rapp previously had with PostInk, at a base salary of not less than $115,000 per annum through March 31, 2010, increasing to $130,000 per annum after April 1, 2010.

Mr. Rapp is also entitled to a 100% match of the employee’s semi-monthly contribution to the Company’s 401K program or comparable personal retirement program.  The Company will also purchase and maintain at its expense term life insurance on the life of Mr. Rapp in the face amount of $350,000 payable to the beneficiary or beneficiaries designated by Mr. Rapp, contingent upon Mr. Rapp’s insurability at no more than 150% of standard risk costs from a high quality insurance carrier.

Mr. Rapp has agreed to forego the salary increase and the Company’s 401K matching obligation, as noted above, until such time that the Company is profitable or sufficient funding is raised to sustain the Company’s operations.  Accordingly, the Company recorded contributed capital related to the foregone salary increase of $42,250 and $45,000 during the years ended December 31, 2010 and 2009, respectively.

Consulting Agreements

Effective July 27, 2010, the Company entered into a consulting agreement with Ronald A. Woessner.  Pursuant to this agreement, Mr. Woessner was engaged to assume the role of the Company’s general counsel and to provide certain consulting services, inclusive of its legal affairs.  As consideration for these services, Mr. Woessner  received a fee of $15,000 per month as well as stock options as described in Note 5.  Mr. Woessner was hired effective October 1, 2010 as the Company’s chief executive officer.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 -       COMMITMENTS AND CONTINGENCIES (Continued)

Effective September 1, 2010, the Company entered into a consulting agreement with Barry W. Wilson.  Pursuant to this agreement, Mr. Wilson was engaged to assume the role of the Company’s chief financial officer and to provide certain consulting services, inclusive of its financial and accounting affairs.  As consideration for these services, Mr. Wilson received a fee of $12,000 per month as well as stock options as described in Note
5.  Mr. Wilson was hired effective November 15, 2010 as the Company’s chief financial officer.

Other Agreements

Effective May 28, 2010, the Company entered into a one year “Referral Compensation Agreement” with a third party consulting firm.  Pursuant to this agreement, the firm has or will facilitate meetings and introductions on behalf of the Company with certain potential investors in return for the Company’s agreement to pay the investment firm compensation for these introductory services if an investment, either directly or indirectly, results as a consequence of these services.  The investment firm is entitled to a 5% finder’s fee on the proceeds or value invested in the Company during the term of the agreement.  However, the investment firm will not be entitled to any compensation under this agreement for any investment in the Company that is used by the Company to pay the investment firm the monthly retainer required in the “Professional Services Agreement”
noted below.  No finder’s fees were paid to this investment firm in the year ending 2010.

Effective June 2, 2010, the Company entered into a one-year “Professional Services Agreement” with this same firm. Pursuant to this separate agreement, the firm is to provide government relations and consulting services, sales services and tech support.  As consideration for these services, the investment firm is entitled to a monthly retainer payment of $30,000.  Such payments are contingent upon receipt by the Company of investments that the Company is able to secure, with the assistance of the firm, for that purpose, up to an amount of $360,000 for the term of the agreement.  In addition to the monthly retainer payment, the investment firm will be entitled to a commission equal to amounts actually received by the Company in excess of $49.95 per user per month generated from any contract secured as a result of the firm’s efforts.  The firm assisted the Company in receiving $250,000 of new investments during year ended 2010.  As a result, the Company paid the investment firm $190,000 during year 2010 as well as accrued $60,000 at December 31, 2010, for monies earned by the investment firm, but not yet due for payment.

Office Leases

Through mid-August 2010, the Company had two separate operating leases for its office space.  Both leases were on a month-to-month basis.  Each lease required a monthly payment of $1,200 per month and could be terminated by either party at any time.  Both of these leases were terminated and the respective office space vacated in mid-August 2010.  One of the leases was with the Company’s previous chief executive officer, which has since expired (see Note 10).  During August 2010, the Company consolidated its office space by moving to a new location, and in so doing, entered into a new one-year lease agreement with monthly rental payments of $1,500.  The rent agreement provides for renewal options consisting of two, one-year renewals at the same rental rate of $1,500 per month.  Following that, the lease becomes a month-to-month lease.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 9 -       COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

Except as described below, we are not currently involved in any material legal proceedings.  From time-to-time we anticipate we will be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise.  The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements.  We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

The following litigation matters commencing during 2009 were resolved as described below:

1)
In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April, 2011 and $10,000 is to be paid each succeeding calendar month until fully paid.  These payments shall not bear interest.  As additional consideration in the settlement of the arbitration proceeding, COPsync delivered 100,000 shares of its common stock to RCTY valued at $10,000.

2)
In 2009, the Company filed a lawsuit against an individual who held convertible notes payable of the Company in the principal amount of $472,000 and various entities we believed to be affiliated with that individual, as described in our previous filings with the SEC.  In June 2010, we entered into a “deal points” settlement with the opposing parties.  The agreement is an enforceable contract, but contemplates that a full settlement agreement, with mutual releases, will be executed.  The parties are still negotiating the terms of the definitive settlement agreement.  In pertinent part, the deal points settlement agreement provides that : (i) if we complete financing with a party introduced to us by the principal defendant or another identified individual, we will pay 45% of the funds raised pursuant to such financing toward the principal and accrued interest allegedly owed under the purported $472,000 principal amount loans described above; otherwise, these purported loans are discharged; (ii) we will issue to one of the defendants one million unrestricted shares of our common stock in exchange for purported warrants to purchase 15 million shares of our common stock; (iv) we will issue an additional one million restricted shares of our common stock to another defendant; and (v) all parties will release all claims and counterclaims with prejudice.

As of the date of this report, a final settlement agreement has yet to be finalized.  Since the agreement is intended to be enforceable as a binding settlement agreement, the Company has recorded accrued settlement costs of $220,000 as of September 30, 2010, which represents the market value of the 2,000,000 shares of common stock to be issued pursuant to the agreement on June 6, 2010 ($0.11 per share), since no shares have been issued pursuant to this agreement as of December 31, 2010.  The difference between this accrual and the discharge of the convertible notes payable and related accrued interest through June 6, 2010 (see Note 4) has been recorded as a lawsuit settlement gain, totaling $332,914, during year ended December 31, 2010.  This gain has been recorded since management of the Company believes that the eventual payment of the $472,000, plus accrued interest, settlement amount as discussed previously, is considered to be remote.

If there is any dispute about any point in the final settlement agreement on which the parties cannot agree, the “deals point” agreement provides that the matter is to be submitted to a disinterested arbitrator to decide the issue.

COPSYNC, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 10 -      RELATED PARTY TRANSACTIONS

       Through mid-August 2010, the Company leased its corporate office space on a month-to-month basis from the Company’s previous chief executive officer.  The monthly payment on the lease agreement was $1,200 per month and the agreement could be terminated by either party at any time.  This lease was terminated and the office space vacated in mid-August (see Note 9).

NOTE 11 -      SUBSEQUENT EVENTS

             The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure other than as follows:

1)
In March 2011, the Company executed a sub-lease agreement for office space (approximately 6,000 square feet) in Dallas, Texas.  The new facility will become the Company’s headquarters location, and the Company’s Canyon Lake location will transition into providing principally research and development, customer support and other operational activities.  The sublease agreement entails a twenty-three month lease arrangement with monthly payments of $7,489 per month, and with rent for the first three months having been waived.

2)
As of April 13, 2011, the Company had obtained written subscriptions for new capital approximating $1,220,000.  The investment options were (1) an equity transaction, consisting of shares of the Company’s common stock and accompanying warrants and/or (2) a convertible note.  The split between those investors subscribing for an equity versus a convertible note transaction is $618,000 and $602,000, respectively.  Cash proceeds from both investment options of approximately $816,000 had been collected as of April 13, 2011.

a.
The details of the equity transaction are as follows:  An equity unit shall consist of five shares of the Company’s common stock and one warrant, and the purchase price is $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants will expire March 31, 2015.

b.
The terms of the convertible notes are as follows:   The notes are due and payable on March 31, 2014.  The notes bear annual simple interest of three percent.  The first interest payment shall be due on January 2, 2012 and shall be paid quarterly thereafter.  The notes may be converted at the holder’s option into shares of the Company’s common stock at a conversation rate of $0.10 per share.