Form 10-K/A
period 2010-12-31
COPsync, Inc.
filed 2011-04-29
CIK 1383154

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

(830) 899-7962
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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of Copsync, Inc., for the fiscal year ended December 31, 2010, as filed on April 15, 2011 (the “Form 10-K”), is being filed for the purpose of amending Part III to provide the required disclosures.  This amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-K or modify or update the original Form 10-K, except to reflect the revisions described above.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, and their respective ages as of March 31, 2011, are as follows:

Name	Age	Position

Russell D. Chaney	49	Chairman of the Board

J. Shane Rapp	35	President

Joel Hochberg	76	Director

The business experience of our directors is as follows:

Russell D. Chaney serves as Chairman of the Board and leads our business development and strategic alliance activities.  Mr. Chaney previously has served as our Chairman of the Board since April 2008 and served as our Chief Executive Officer from April 2008 through October 1, 2010.  Mr. Chaney also served as our Chief Financial Officer for most of that time period.  Prior to joining us, Mr. Chaney served as co-founder and Chief Executive Officer of PostInk Technology, LP from March 2003 until April 2008.  Prior to founding PostInk Technology, Mr. Chaney worked with eBay, Inc. from March 2003 until March 2004, serving the eBay Motors and CARad.com division, as well as Dean of Education for the eBay Motors University.  Before joining eBay, Mr. Chaney served as co-founder and Chief Executive Officer of CARad.com until its acquisition by eBay in March 2003.  Mr. Chaney completed his law enforcement training with San Antonio College in 1989 and immediately began serving as a Deputy Constable, where he continues to serve currently.  Mr. Chaney received an Associate's Degree - Criminal Justice from Southwest Texas State University.  We believe that Mr. Chaney’s qualifications to serve on our board of directors include his past positions with us as our Chief Executive Officer and Chief Financial Officer, his status as a co-founder of our business and his extensive experience in law enforcement.

J. Shane Rapp has served as our President and as a member of our board of directors since April 2008.  Prior to joining us, Mr. Rapp served as co-founder and President of PostInk Technology, LP from March 2003 until April 2008.  Prior to joining PostInk Technology, Mr. Rapp served as co-founder and President of CARad.com from January 2000 until March 2003, where he managed CARad.com's Texas office and its employees.  After CARad.com was acquired by eBay, Inc. in March 2003, Mr. Rapp served eBay's Automobile Dealers and Software Developers as an instrumental liaison.  Mr. Rapp graduated from the San Antonio Police Academy in 1997.  He then began serving as a Deputy Constable for Comal County, Texas.  Mr. Rapp furthered his law enforcement education by obtaining a Texas Communications Officers Certification and a Texas Communications Officers Supervisors Certification.  In 2004, Mr. Rapp was elected to the position of Constable for Precinct #4 in Comal County, Texas.  Mr. Rapp continues to serve in that position.  We believe that Mr. Rapp’s qualifications to serve on our board of directors include his position as our President, his status as a co-founder of our business and his extensive experience in law enforcement.

Joel Hochberg was appointed as a member of our board of directors in connection with issuance of our Series B Convertible Preferred Stock.  Since December 2006, Mr. Hochberg has been self-employed, managed his personal investments and acted as a consultant and advisor to various businesses.  During all of 2005, and through December 2006, Mr. Hochberg served as a consultant to Microsoft Corporation.  Under the terms of our Series B Convertible Preferred Stock, the holders of that stock, voting as a separate class, have the right to elect one member of our board of directors.  The purchase agreement under which we issued the Series B stock required us to add an individual designated by investors purchasing a majority of the Series B stock to our Board of Directors.  Mr. Hochberg was the designee by those investors to be the initial Series B director.  We believe that Mr. Hochberg’s qualifications to serve on our board of directors include his experience in the software industry, his significant business and investment experience in general, and his leadership of the investor group that invested in our Series B Convertible Preferred Stock.

Our non-director executive officers, and their respective ages and positions, as of March 31, 2011, are as follows:

Name	Age	Positions with our Company

Ronald A. Woessner	53	Chief Executive Officer

Barry W. Wilson	63	Chief Financial Officer

Ronald A. Woessner was elected as our Chief Executive Officer, effective October 1, 2010.  Mr. Woessner has worked in a senior executive or legal capacity at publicly-held, start-up and emerging, technology companies for nearly twenty years.  From 2009 until he began working with us on a consulting basis, prior to his appointment as our Chief Executive Officer, in August 2010, Mr. Woessner was a principal at a legal services firm he founded.  From 1998 until 2009, he served as senior vice president and general counsel for Zix Corporation (NASDAQ: ZIXI) and its predecessors-in-interest, a subscription-based, encrypted email SaaS services provider that enables healthcare and financial institutions to comply with HIPAA and GLBA.

Barry W. Wilson became our Chief Financial Officer on November 15, 2010.  Mr. Wilson had been working with us in a consulting capacity since September 2010.  Mr. Wilson has worked for over seventeen years in a variety of accounting and financial capacities at publicly-held, start-up and emerging, technology companies.  He served  from May 2001 to August 2009 in various capacities most recently as chief financial officer and treasurer from November 2006 to October 2008 as well as vice president of accounting and finance from November 2008 to August 2009 for Zix Corporation (NASDAQ: ZIXI), a subscription-based, encrypted email SaaS services provider that enables healthcare and financial institutions to comply with HIPAA and GLBA.  Mr. Wilson is a licensed certified public accountant with a degree in accounting from Point Park University, Pittsburgh, PA.

Prior to Zix Corporation, Messrs. Woessner and Wilson served as senior vice president and general counsel and director of finance at Amtech Corporation (NASDAQ: AMTC), a manufacturer of RFID products and services, whose electronic toll collection systems are used throughout the U.S. and whose automatic equipment identification systems are used by railroads in 24 countries and on all habitable continents of the world.  Prior to Amtech, Mr. Woessner practiced corporate/securities law at a Dallas-based law firm.  Prior to joining Amtech, Mr. Wilson held accounting and finance positions at both publicly-held and privately-owned enterprises.

Board of Directors and Committees

Our board of directors currently consists of three members.  Members of our board of directors are elected at the annual meeting of our stockholders and serve until the next annual meeting of our stockholders, or until a successor has been elected and qualified or their earlier death, resignation or removal.  Vacancies on our board are filled by a majority vote of the remaining members of our board.

To date, our board of directors has not established a nominating committee, a compensation committee or an audit committee.

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since the date of our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We had expected to prepare and adopt such a code of ethics in 2010, but we did not.  We intend to do so in 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent (10%) of our common stock to file reports of ownership and changes in ownership with the SEC on a timely basis.  Such persons are required by the SEC regulations to furnish us with copies of those reports.  Based solely on the reports furnished to us and our internal records, we have determined that the Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were satisfied on a timely basis in fiscal year 2010.

ITEM 11                      EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2010 and 2009 paid to our chief executive officer and our other most highly compensated executive officers as of December 31, 2010.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Total ($)

Ronald A. Woessner (1)	2010	$45,000	$	- -		$180,000		$172,612	$397,612

Barry W. Wilson (2)	2010	$18,000	$	- -	$	- -		$85,492	$103,492

Russell D. Chaney (3)	2010	$120,000	$	- -	$	- -	$	- -	$120,000
Chairman of the Board	2009	$119,444	$	- -	$	- -	$	- -	$119,444

J Shane Rapp	2010	$84,245	$	- -	$	- -	$	- -	$84,245
President	2009	$69,977	$	- -	$	- -	$	- -	$69,977

Randy Comer (4)	2010	$148,365	$	- -	$	- -	$	- -	$148,365
Executive Vice President of Sales and Marketing	2009	$63,750		$53,422		$9,000	$	- -	$126,172

(1)
Mr. Woessner became our Chief Executive Officer in October 2010.  Mr. Woessner received 2,000,000 shares of the Company’s common stock valued at $0.09 per share.  Additionally, Mr. Woessner received options to purchase 2,000,000 shares of common stock for $0.09 per share.

(2)	Mr. Wilson became our Chief Financial Officer in November 2010. Mr. Wilson received options to purchase 1,250,000 shares of common stock for $0.08 per share.
(3)	Mr. Chaney served as our Chief Executive Officer through October 2010.
(4)
Mr. Comer served as our Executive Vice President of Sales and Marketing from September 2009 through December 2010.  In connection with his departure, we agreed to pay Mr. Comer additional compensation and benefits to be paid in year 2011 totaling $53,422 in cash and 100,000 shares of common stock valued at $9,000, or $0.09 per share.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2010 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units of Other Rights That Have Not Vested #	Market Value or Payout Value of Unearned Shares, Unit of Other Rights That Have Not Vested ($)

Ronald A. Woessner (1)	1,833,333	$0.09	7/27/2020	1,833,333	165,000

Barry W. Wilson (2)	1,145,833	$0.08	9/1/2020	- - -	- - -

Russell D. Chaney (3)	120,000	$0.09	12/16/2019	- - -	- - -

J. Shane Rapp	- - -	- - -	- - -	- - -	- - -

(1)
Options to purchase 2,000,000 shares of our common stock vest in 12 equal quarterly installments, beginning on November 27, 2010; 2,000,000 shares of restricted common stock vesting in 12 equal quarterly installments, beginning on December 1, 2010

(2)	Options to purchase 1,250,000 shares of our common stock vest in 12 equal quarterly installments, beginning on December 1, 2010
(3)	Options to purchase 150,000 shares of our common stock vest in sixty equal monthly installments, beginning January 16, 2010, held by Mr. Chaney’s spouse.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees who are not covered by a collective bargaining agreement.  Our employees are eligible to participate in the plan following one year of service.  We made no matching contributions to participants in 2009 or 2010.  Expenses relating to the 401(k) plan were approximately $500 for the fiscal year ended December 31, 2009 and $250 for the fiscal year ended December 31, 2010.  We have no other plans that provide for the payment of retirement benefits or benefits that will be paid primarily after retirement.

Employment Contracts, Termination of Employment and Change in Control

Under an employment agreement dated April 29, 2009, we agreed to employ Mr. Chaney as our Chief Executive Officer at a base salary of not less than $160,000, which may not be reduced without Mr. Chaney’s consent.  Mr. Chaney is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors.  Under the agreement, we must provide Mr. Chaney with a term life insurance policy in the amount of $350,000, payable to beneficiaries designated by Mr. Chaney, and match his contributions to our 401(k) plan at 100%.  The employment agreement has an initial term through December 31, 2015, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary.  If we terminate Mr. Chaney for any reason other than for “cause” or Mr. Chaney terminates his employment for “good reason,” as such terms are defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Chaney is entitled to a lump sum payment equal to the lesser of 200% of the remaining base salary for the initial term or renewal term, as the case may be, or $1,500,000.  In the event we experience a change in control, Mr. Chaney may terminate his employment agreement for “good reason.”  Additionally, Mr. Chaney has agreed to return all confidential information to us upon his termination, and to not solicit our customers or employees or compete with us for two years after the termination of his employment.  Mr. Chaney has voluntarily agreed to accept a reduced salary of $120,000, and to forgo 401(k) matching and life insurance coverage, until we become profitable or we raise sufficient funding to sustain our operations.

Under an employment agreement dated April 29, 2009, we agreed to employ Mr. Rapp as our President at a base salary of not less than $115,000 through April 1, 2010, at which point Mr. Rapp’s base salary increases to not less than $130,000, which may not be reduced without Mr. Rapp’s consent. Mr. Rapp is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors.  Under the agreement, we must provide Mr. Rapp with a term life insurance policy in the amount of $350,000, payable to beneficiaries designated by Mr. Rapp, and match his contributions to our 401(k) plan at 100%.  The employment agreement has an initial term through December 31, 2015, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary.  If we terminate Mr. Rapp for any reason other than for “cause” or Mr. Rapp terminates his employment for “good reason,” as such terms are defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Rapp is entitled to a lump sum payment equal to the lesser of 200% of the remaining base salary for the initial term or renewal term, as the case may be, or $1,500,000.  In the event we experience a change in control Mr. Rapp may terminate his employment agreement for “good reason.”  Additionally, Mr. Rapp has agreed to return all confidential information to us upon his termination, and to not solicit our customers or employees or compete with us for two years after the termination of his employment.  Mr. Rapp has voluntarily agreed to accept a reduced salary of $91,000, and to forgo 401(k) matching and life insurance coverage, until we become profitable or we raise sufficient funding to sustain our operations.

Under a stock restriction agreement entered into as of August 27, 2010, we issued to Mr. Woessner 2,000,000 shares of our restricted common stock, which shares were conveyed to us by Mr. Chaney for grant to Mr. Woessner.  In the stock restriction agreement, we make certain arrangements relating to the transfer and disposition of the restricted stock.  The restricted stock vests in 12 equal quarterly installments beginning December 1, 2010.  The stock restriction agreement also provides for acceleration of vesting upon the following events: (1) the employment of Mr. Woessner is terminated without cause; (2) the occurrence of a change in control; or (3) Mr. Woessner terminates his employment for good reason.  Upon the occurrence of any of these events, all unvested restricted shares shall immediately vest, provided that Mr. Woessner is employed by us on the date of the acceleration event.  Otherwise, shares of the restricted that are unvested are forfeited on the date that Mr. Woessner ceases to serve as our employee, unless he continues to serve the Company as a consultant or an outside director.  Upon forfeiture, all of the Mr. Woessner’s rights with respect to the forfeited unvested shares cease and terminate, without any further obligations on our part.

Under a stock option agreement dated August 27, 2010, Mr. Woessner was granted options to purchase 2,000,000 shares of our common stock, with an exercise price of $0.09 per share, under our 2009 Long-Term Incentive Plan.  These options vest quarterly during a three-year period and at a ratable amount, beginning on November 27, 2010.  The stock option agreement also provides for acceleration of vesting upon the following events: (1) the employment of Mr. Woessner is terminated without cause; (2) the occurrence of a change in control; or (3) Mr. Woessner terminates his employment for good reason.  Upon the occurrence of any of these events, all unvested options shall immediately vest, provided that Mr. Woessner is employed by us on the date of the acceleration event.

Under a stock option agreement dated September 1, 2010, Mr. Wilson was granted options to purchase 1,250,000 shares of our common stock, with an exercise price of $0.08 per share, under our 2009 Long-Term Incentive Plan.  These options vest quarterly during a three-year period and at a ratable amount, beginning on December 1, 2010.  The stock option agreement also provides for acceleration of vesting upon the following events: (1) the employment of Mr. Wilson is terminated without cause; (2) the occurrence of a change in control; or (3) Mr. Wilson terminates his employment for good reason.  Upon the occurrence of any of these events, all unvested options shall immediately vest, provided that Mr. Wilson is employed by us on the date of the acceleration event.

Narrative Disclosure of Compensation Policies and Practices

We are not aware of any risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us.

Director Compensation

Mr. Chaney and Mr. Rapp were our only directors prior to October 2009.  Except for the compensation to which Mr. Chaney and Mr. Rapp are entitled pursuant to the terms of their respective employment agreements, neither Mr. Chaney nor Mr. Rapp receives any further compensation for service on our board of directors.

Joel Hochberg was appointed as our only outside director in connection with issuance of our Series B Convertible Preferred Stock.  We have has no formal plan for compensating outside directors at this time.  However, we have agreed to reimburse Mr. Hochberg for reasonable travel and other out-of-pocket expenses incurred in connection with his attendance at meetings of our board of directors.  No such reimbursements were paid to Mr. Hochberg in the fiscal years ended December 31, 2009 or December 31, 2010, respectively.

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

Plan Category	(Column A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(Column B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(Column C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in (Column A)

Equity Compensation Plans approved by security holders:
2009 Long-Term Incentive Plan	7,100,000	$0.09	2,348,730

Equity Compensation Plans not approved by security holders*:	- -	- -	- -

TOTAL	7,100,000		2,348,730

    *The Company has no such plans.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 24, 2010 concerning beneficial ownership of our capital stock held by (1) each person or entity known by us to beneficially own more than 5% of any class of our voting securities, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Percentages are calculated based on 130,106,113 shares of our common stock, 100,000 shares of our Series A preferred stock and 375,000 shares of our Series B preferred stock outstanding as of March 24, 2011.  The address for the officers and directors is our corporate office located at 2010 FM 2673, Canyon Lake, Texas 78133.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Voting Power (7)
Russell D. Chaney	45,654,475	(1)	35.1%	100,000	100.0%	--	--	54.8%

J. Shane Rapp	16,743,259	(2)	12.9%	100,000	100.0%	--	--	41.6%

Ronald A. Woessner	2,333,333	(3)	1.8%	--	--	--	--	0.9%

Barry W. Wilson	208,333	(4)	*	--	--	118,750	31.7%	--

Joel Hochberg	5,700,000	(5)	4.2%	--	--	118,750	31.7%	2.2%

RSIV, LLC	1,070,990	(6)	*	100,000	100.0%	--	--	34.5%

Veronica W, LLC	5,700,000	(5)	4.2%	--	--	118,750	31.7%	2.2%

All directors and executive officers, as a group (5 persons)	69,568,410		47.4%	100,000	100.0%	118,750	31.7%	64.9%

*           Represents less than 1% of class.
(1)
Includes 43,687,286 shares held by Mr. Chaney directly, 853,699 shares held jointly with his spouse, 42,500 shares purchasable by Mr. Chaney’s spouse within 60 days under an option agreement, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(2)
Includes 15,672,269 shares held by Mr. Rapp directly, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(3)
Includes 2,000,000 shares of restricted common stock, vesting in 12 equal quarterly installments beginning on December 1, 2010, and 333,333 shares purchasable by Mr. Woessner within 60 days under an option agreement.

(4)	Includes 208,333 shares purchasable by Mr. Wilson within 60 days under an option agreement.
(5)
Includes 4,750,000 shares issuable upon conversion of 118,750 shares of our Series B preferred stock held by Veronica W, LLC, which is controlled by Mr. Hochberg, and 950,000 shares issuable upon exercise of a warrant held by Veronica W, LLC.

(6)	Includes 970,990 shares held directly by RSIV, LLC and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.
(7)
Based upon total votes of all outstanding shares of our capital stock.  Our Series A preferred stock votes as a class with our common stock on the basis of 750 votes per share of Series A preferred stock.  Our Series B preferred stock vote with our common stock on the basis of 40 votes per share of Series B preferred stock.

Change in Control Transactions

We are not aware of any arrangements that may at some subsequent date result in a change in control of us.

ITEM 13                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, we determined that only Joel Hochberg is an “independent director” as defined under the rules of The Nasdaq Stock Market.

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and must be approved by disinterested members of our board of directors.

Upon the election of Ronald A. Woessner as our chief executive officer, he was granted 2,000,000 share of our restricted common stock.  Russell D. Chaney, our chairman of the board of directors, subsequently transferred 2,000,000 shares of common stock from his personal holdings to us to fund the grant of these shares to Mr. Woessner.  The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement, and as discussed above.

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal year ended December 31, 2009, Chisholm, Bierwolf, Nilson & Morrill, LLC, was our principal accountant; however, they were dismissed in February 2011.  The dismissal was due to the fact that Chisholm informed us of the then pending revocation of Chisholm’s registration with the Public Company Accounting Oversight Board.

In March 2011, we engaged Morrill & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm, and requested that they perform an audit of our financial statements for year ended December 31, 2010, as well as, to perform a re-audit of our financial statements for year ended December 31, 2009.  The respective firms billed the approximate fees set forth below:

Audit Fees

Fees for respective audit services totaled approximately $40,000 paid to Morrill & Associates, LLC for the year ended December 31, 2010 and $39,000 paid to Chisholm, Bierwolf, Nilson & Morrill, LLC for the year ended December 31, 2009.  In addition, we paid approximately $9,000 to Chisholm, Bierwolf, Nilson & Morrill, LLC in fees associated with reviews of our quarterly reports on Form 10-Q during the year ended December 31, 2010, and services that are normally provided in connection with statutory and regulatory filings or engagements.

All Other Fees

There were no other fees, including audit-related fees or tax fees, paid to our principal accountants for the year ended December 31, 2010 or for the year ended December 31, 2009.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)           Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: April 29, 2011	By:	/s/ RONALD A. WOESSNER
Ronald A. Woessner
Chief Executive Officer