Form 10-Q
period 2011-03-31
COPsync, Inc.
filed 2011-05-16
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
__________________________________

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2011, was 133,556,113 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

COPSYNC, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$417,442	$240,154
Accounts receivable, net	65,299	148,939
Prepaid expenses and other	37,752	46,021

Total Current Assets	520,493	435,114

PROPERTY AND EQUIPMENT

Computer hardware	52,363	52,363
Computer software	18,259	18,259
Fleet vehicles	156,183	156,183
Furniture and fixtures	50,832	50,832

Total Property and Equipment	277,637	277,637
Less: Accumulated Depreciation	(140,537)	(128,056)

Net Property and Equipment	137,100	149,581

OTHER ASSETS

Software development costs, net	1,710,978	1,745,896
Debt issuance costs, net	1,083	4,208

Total Other Assets	1,712,061	1,750,104

TOTAL ASSETS	$2,369,654	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$512,008	$590,465
Accrued settlement costs	220,000	220,000
Preferred stock dividends payable	152,466	126,576
Deferred revenues on hardware, installation, and licensing contracts, current portion, net of deferred costs	773,041	746,513
Convertible notes payable, current portion, net of note discount of $-0-, respectively	6,249	6,249
Notes payable, current portion	175,020	149,621

Total Current Liabilities	1,838,784	1,839,424

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and licensing contracts	331,114	373,951
Convertible notes payable, net of note discount of $8,340 and $14,589, respectively	440,789	29,162
Notes payable	67,376	104,984

Total Long-Term Liabilities	839,279	508,097

Total Liabilities	2,678,063	2,347,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 130,106,113 shares issued and outstanding, respectively	13,011	13,011
Common stock to be issued, 3,565,909 and 2,175,000 shares, respectively	637,750	284,000
Common stock warrants to be issued, 1,500,000 and zero stock warrants, respectively	131,961	131,961
Deferred stock compensation	(150,000)	(165,000)
Additional paid-in-capital	7,641,420	7,508,524
Accumulated deficit	(8,582,598)	(7,785,265)

Total Stockholders' Deficit	(308,409)	(12,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,369,654	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUES

Hardware, installation and other revenues	$208,344	$262,389
Service fee revenues	179,522	48,735

Total Revenues	387,866	311,124

COST OF REVENUES

Hardware, installation and other costs	195,376	251,893
Amortization of capitalized licensing costs	34,918	42,766

Total Cost of Revenues	230,294	294,659

GROSS PROFIT	157,572	16,465

OPERATING EXPENSES

Depreciation and amortization	12,481	8,882
Professional fees	216,601	180,868
Salaries and wages	508,756	297,258
Rent	4,500	7,200
Other general and administrative	96,370	109,968

Total Operating Expenses	838,708	604,176

LOSS BEFORE OTHER INCOME (EXPENSE)	(681,136)	(587,711)

OTHER INCOME (EXPENSE)

Interest income	70	2,889
Cost of Series B warrant term extension	(76,994)	-
Induced conversion expense	-	(4,346)
Interest expense	(13,383)	(27,998)

Total Other Income (Expense)	(90,307)	(29,455)

NET LOSS BEFORE INCOME TAXES	(771,443)	(617,166)

INCOME TAXES	-	-

NET LOSS	$(771,443)	$(617,166)

Series B preferred stock dividend	(25,890)	(25,776)
Beneficial conversion feature on Series B preferred	-	(87,759)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(797,333)	$(730,701)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	130,106,113	127,028,299

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(771,443)	$(617,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,399	51,648
Amortization of note discount	6,249	12,705
Induced conversion expense	-	4,346
Additional expense for granting of warrants and options	113,146	21,625
Common stock to be issued for services rendered	63,750	-
Deferred stock compensation	15,000	-
Capital contributed through services rendered	19,750	21,250
Change in operating assets and liabilities:
Accounts receivable	83,640	11,577
Debt issuance costs	3,125	3,125
Prepaid expenses	8,269	3,849
Deferred revenues	(16,309)	219,283
Accounts payable and accrued expenses	(78,457)	52,020

Net Cash Used in Operating Activities	(505,881)	(215,738)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	(77,217)
Purchases of property and equipment	-	(3,100)

Net Cash Used in Investing Activities	-	(80,317)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(12,209)	(3,049)
Proceeds received on convertible notes	405,378	-
Issuance of series B preferred shares for cash	-	50,000
Proceeds from common stock to be issued	290,000	-

Net Cash Provided by Financing Activities	683,169	46,951

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,288	(249,104)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,154	1,141,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$417,442	$892,430

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$1,971	$974
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in lieu of accrued expenses	$-	$116,665
Common stock issued in conversion of notes payable and accrued interest	$-	$10,866
Series B Preferred stock dividends declared	$25,890	$113,535

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 -        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -        NATURE OF ORGANIZATION

COPsync, Inc. (“the Company”), markets a real-time information sharing and data interoperability solution for law enforcement agencies.  The COPsync service enables patrol officers to report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents, and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Our interoperability network can be added to an agency’s technology system without the agency needing to change technologies, eliminating downtime necessary to re-train their officers on a new technology.  Additionally, our system architecture is designed to allow us to scale nationwide and globally.

Our corporate entity was incorporated in Delaware in October 2006 as Global Advance Corporation, which operated as a public shell company, with no or nominal assets or operations, until 2008.  The predecessor-in-interest to the COPsync business, PostInk Technology, LP, a Texas limited partnership, was acquired by the public shell company in April 2008 and was subsequently dissolved.

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES

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

Per the terms of the hardware sales and licensing agreements, generally the entire amount of the hardware sales, installation charges, other miscellaneous revenues, and license fees are received by the Company at the beginning of the contract. The revenues associated with these receipts are recognized as discussed in the preceding paragraphs. Any unrecognized revenues is recorded as deferred revenue on hardware, installation and licensing agreements, which will be recognized as revenue once the hardware is installed and over the remaining term of the licensing agreements, as earned. Deferred revenues totaled $1,104,000 and $1,120,000 at March 31, 2011, and December 31, 2010, respectively.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

In accordance with ASC 260, Earnings Per Share (“ASC 260”) (formerly SFAS No. 128), the computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements.

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, or the exercise of convertible debentures. Common stock equivalents, totaling 500,000 shares pursuant to the convertible debentures, 4,125,000 shares pursuant to outstanding warrants, 7,600,000 pursuant to employee options, and 15,100,000 shares pursuant to the conversion of preferred shares as of March 31, 2011, have not been included because they are anti-dilutive.

Following is a reconciliation of the loss per share for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010

Net (loss) available to common shareholders	$(771,443)	$(617,166)

Series B Preferred stock dividends and beneficial feature recorded	(25,890)	(113,535)

	$(797,333)	$(730,701)

Weighted average shares	130,106,113	127,028,299

Basic and fully diluted loss per share (based on weighted average shares)	$(0.01)	$(0.01)

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

ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements. As a result of the implementation of ASC 740, the Company performed a review of its material tax positions in accordance with and measurement standards established by ASC 740. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit through March 31, 2011. The Company also estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

There are no tax positions included in the accompanying financial statements at March 31, 2011, or December 31, 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

Software Development Costs

We have in the past capitalized software development costs in accordance with Accounting Standards Codification (“ASC”) 985, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed (“ASC 985”) (formerly SFAS No. 86) under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

We determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product are amortized over fifteen years, based on management’s estimated economic life of the product.

We stopped capitalizing these costs at the end of June 2010 because the general nature of the work activity had become software maintenance and customer support in nature.  New software development initiatives currently being considered may require us to again avail ourselves of this accounting policy.

Software development costs as of March 31, 2011, and December 31, 2010, respectively, are as follows:

	March 31, 2011	December 31, 2010

Capitalized software development costs	$2,724,082	$2,724,082
Accumulated amortization	(1,013,104)	(398,186)
Sub-total	1,710,978	$2,325,896
Impairment charge	-	(580,000)
Total	$1,710,978	$1,745,896

Amortization expense related to these costs was $34,918 and $42,766 for the quarters ended March 31, 2011 and 2010, respectively.

The Company recorded impairment on the capitalized software developments costs as of December 31, 2010, totaling $580,000, or approximately 25% of its net value at December 31, 2010.  Management determined that a portion of the software code supporting the COPsync service needed to be rewritten to enhance its scalability with respect to providing the COPsync service outside the state of Texas, and to provide a more rapid integration capability with vendors and agencies as well as to reduce support costs.  The extent of the task was estimated to be between 25% to slightly over 50% of the software code needing to be rewritten.  For purposes of the impairment charge, management chose the low end of the estimated range.  The balance of the unamortized capitalized software development costs is being amortized over the remainder of its original fifteen year life.  There were no recorded impairment charges for the first quarters ended 2011 and 2010, respectively.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts reported in the accompanying balance sheets as of March 31, 2011 and December 31, 2010 for cash and cash equivalents, and current liabilities, each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2011 and December 31, 2010.

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

NOTE 4 -       CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company received a total of $420,000 from a related individual pursuant to convertible notes payable.  The notes bore interest at 9% per annum, were due on demand, and were convertible into the Company’s common stock at $0.05 per share. Pursuant to the settlement of litigation between the parties, the Company and this individual agreed to discharge the $420,000 in principle amount of this convertible note payable, and accrued interest totaling $76,740, in exchange for 1,000,000 shares of the Company’s common stock.  Also associated with this settlement was a separate convertible promissory note from the individual in a principal amount of $52,000 and accrued interest totaling $4,174.

The sum of these two notes or $472,000, plus accrued interest, shall be payable to the note holder if and when certain events occur.  Since management believes that the likelihood of these events occurring is remote, the Company has not recorded this liability as of March 31, 2011, but rather recorded a gain related to this lawsuit settlement.  If the events occur, the Company will be obligated to repay the $472,000, plus accrued interest, in full.

During the year ended December 31, 2009, the Company received total proceeds of $362,000 from unrelated individuals pursuant to the issuance of convertible notes payable.

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

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 4 -       CONVERTIBLE NOTES PAYABLE (Continued)

During the quarter ended March 31, 2011, the Company received a total of $405,000 from unrelated individuals pursuant to the issuance of convertible notes payable.  The notes bear simple interest at 3% per annum, were due on demand, and shall be paid quarterly thereafter.  The notes may be converted at the holder’s option into shares of the Company’s common stock at a conversion rate of $0.10 per share.

The convertible notes have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27).  Pursuant to the terms of the convertible notes issued in 2008 and 2011, no beneficial conversion feature was recorded.  However, pursuant to the terms of the convertible notes issued in 2009, a beneficial conversion feature was recorded for the year ended December 31, 2009 totaling $260,000, which was to be amortized over the term of the notes, or two years, except for one note for which the entire discount was recorded as interest expense on the date of the note because the note has no determined maturity date.  However, since certain of these notes were converted into common stock during the year ended December 31, 2009, the remaining discount on these notes was fully amortized.  The unamortized note discount on the remaining $50,000 in convertible notes payable as of March 31, 2011 is $8,340.

Convertible notes payable at March 31, 2011 is summarized as follows:

	Year of Note Issuance
	2010	2009	Total
Total convertible notes payable	$405,378	$50,000	$455,378
Less: unamortized note discount	$-	$(8,340)	$(8,340)

Convertible notes payable, net	$405,378	$41,660	$447,038
Less: Current portion	$-	$(6,249)	(6,249)

Convertible notes payable, net, long-term portion	$405,378	$35,411	$(440,789)

NOTE 5 -        PREFERRED STOCK

The Company issued a total of 100,000 shares of Series A Preferred Stock in April 2008 as partial consideration for its acquisition of a 100% ownership interest in PostInk Technology, LP (“PostInk”).  Each share of Series
A Preferred Stock is convertible into one share of common stock, but has voting rights on a basis of 750 votes per share.  These shares are held by the former general partner of PostInk, which is owned by the co-founders of the Company.

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

In accordance with ASC 470-20-30, the Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants. The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  As a result of this calculation, the Company recorded a discount on this Series B preferred stock issuance, totaling $540,983, based on the beneficial conversion feature and the valuation of the 3,000,000 warrants granted.  This discount was amortized over the earliest conversion period, which is 90 days, and a portion of the total or $87,759 was recorded as accretion of these discounts (recorded as a Series B preferred stock deemed dividend from the beneficial conversion feature) during the three months ended March 31, 2010.

The 3,000,000 warrants granted have an exercise price of $0.20 per share and originally expired on October 14, 2011.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: i) stock dividends, stock splits or reverse stock splits; ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or iv) a liquidation or dissolution of the Company.

Also in connection with the private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the SEC by the Company of the issuance or sale of its securities.  An investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants held by such investor under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 5 -        PREFERRED STOCK (Continued)

The Series B Preferred Stock issued in this private placement  i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of March 31, 2011 and December 31, 2010 of $152,466 and $126,576, respectively, on the Series B Preferred Stock.

NOTE 6 -       COMMON STOCK

                        During the three-months ended March 31, 2011, the Company did not issue any shares of common stock.

During the three-months ended March 31, 2010, the Company issued a total of 1,021,270 shares of common stock to two separate employees for services rendered during 2009 valued at $116,665, previously accrued at December 31, 2009.  The Company also issued a total of 130,885 shares of common stock for cash proceeds received during 2009 totaling $19,633.

In addition, the Company issued 108,660 shares of common stock to an individual upon conversion of convertible notes payable and accrued interest totaling $10,866, convertible at $0.10 per share.  This convertible note payable was originally convertible at $0.20 per share, rather than the $0.10 per share.  Accordingly, on the date of conversion, the Company recorded an additional expense of $4,346 during the three months ended March 31, 2010 as an induced conversion expense.

The Company also recorded contributed capital  related to the forfeiture of contractual payroll by certain corporate officers of $19,750 and $21,250 during the three months ended March 31, 2011 and March 31, 2010, respectively.

NOTE 7 -        COMMON STOCK TO BE ISSUED

As more fully described in Note 10 below, an agreement with an advisory firm calls for the firm to receive 75,000 restricted shares of the Company’s common stock valued at $45,000, or $0.60 per share.  These shares have not yet been issued to the advisory firm at March 31, 2011, in as much as the Company disputes that the shares are owed.  Therefore, these shares have been disclosed separately in the stockholders’ equity section of the balance sheet at March 31, 2011.

Pursuant to an agreement, a former employee claimed the right to receive 913,685 shares of the Company’s common stock, valued at $87,500, or approximately $0.10 per share, and an additional 180,000 shares of common stock valued at $23,400, or approximately $0.13 per share.  The Company and the former employee entered an agreement during the first quarter of 2011 in connection with the former employee’s separation from service in 2010.  As a result, the previously mentioned shares were removed from the financial statements at December 31, 2010, and replaced with 100,000 shares of common stock to be issued as part of the separation agreement valued at $9,000, or $0.09 per share. These shares have been disclosed separately in the stockholders’ equity section of the balance sheet as of March 31, 2011.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 7 -        COMMON STOCK TO BE ISSUED (Continued)

During September 2010, Ronald A. Woessner was elected as the Company’s Chief Executive Officer, effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock valued at $180,000, or $0.09 per share. One of the Company’s founders transferred 2,000,000 shares of common stock from his personal holdings to the Company to fund the grant of these shares to Mr. Woessner. The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement. Since the shares do not vest immediately, this transaction has been recorded in the accompanying financial statements as a return of shares by the founding shareholder as the shares vest. The corresponding value of the shares to be issued, or $180,000, will be expensed on a quarterly basis, as the shares become vested, which commenced on December 1, 2010.  Accordingly, for the quarter ended March 31, 2011, the Company recorded expense of $15,000 related to this transaction, with the remaining $150,000 being recorded as deferred compensation.  This deferred compensation will be amortized on a quarterly basis over the remainder of the vesting term at $15,000 per quarter. The actual transfer of the 2,000,000 shares of common stock to the Company and then to Mr. Woessner had not taken place at March 31, 2011.  As a result, these shares have been disclosed separately in the stockholders’ equity section of the balance sheet as of March 31, 2011.

On March 30, 2011, one of the Company’s cofounders transferred 750,000 shares of common stock from his personal holdings to the Company for a granting of the shares to an outside consultant for past services rendered at a price per share of $0.085, or a total value of $63,750.  The total value has been expensed as professional consulting expense in the first quarter 2011 because of the past services nature of the stock grant. These shares have been disclosed separately in the stockholders’equity section of the balance sheet as of March 31, 2011.

As of March 31, 2011, the Company had received cash totaling $75,000 in licensing fees from two existing OEM distributors.  Pursuant to the distributor agreements for these two OEM distributors only, the Company will issue to the distributors a combined total of 740,909 shares of common stock for their respective payments, valued at the time each payment is made and at the higher value of $0.10 per share or the average daily closing price of the stock for a period of 10 business days immediately preceding payment receipt.  The total potential cash receipts resulting from these distributor agreements is $350,000.  The Company anticipates payment of the $275,000 balance extending into 2012. These shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse pro-rata and quarterly over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.  These shares have not been issued, and as a result, have been disclosed separately in the stockholders’ equity section of the balance sheet as of March 31, 2011.

As of March 31, 2011, the Company had received cash totaling $265,000 from individual investors participating in an equity transaction as part of the Company’s efforts to raise new capital.  The equity transaction consisted of five shares of the Company’s common stock and one warrant for the purchase price of $0.50 per unit ($0.10 per share of common stock).  As a result, the Company has directed its transfer agent to issue 2,650,000 shares of the Company’s common stock.  These shares have been disclosed separately in the stockholders’ equity section of the balance sheet as of March 31, 2011.

NOTE 8 -       OUTSTANDING WARRANTS

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

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 8 -       OUTSTANDING WARRANTS (Continued)

During 2010, the Company granted warrants to purchase a total of 250,000 shares of common stock to an individual in conjunction with a subscription agreement.  These warrants are exercisable at $0.20 per share and expire on June 7, 2011.  Under the provisions of ASC 718, no value was assigned to the warrants; thus, no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with the shares of common stock.

As previously discussed in Note 5 above, the Company granted warrants to purchase an additional 3,000,000 shares of its common stock pursuant to the Series B Preferred Stock private placement.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2013. Under the provisions of ASC 718, no value was assigned to these warrants; thus, no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with the shares of Series B Preferred Stock.  These warrants had an original expiration date of October 14, 2011.  On March 29, 2011, the Company elected to extend the term of the warrants to October 14, 2013.  As a result, in the three month period ended March 31, 2011, the Company recorded a $76,994 one-time, non-cash change representing the fair value of the warrant extension.

On March 31, 2011, the Company granted warrants to purchase a total of 530,000 shares of common stock to individual investors participating in an equity transaction as part of the Company’s efforts to raise new capital.  Total cash received at March 31, 2011 was $265,000.  The equity transaction consisted of five shares of the Company’s common stock and one warrant for the purchase price of $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants will expire March 31, 2015.  Under the provisions of ASC 718, no value was assigned to the warrants; thus, no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with the shares of common stock.

A summary of the status of the Company’s outstanding warrants as of March 31, 2011, and the changes during the three months then ended is presented below:

Warrants	Exercise Price	Termination Dates
3,000,000	$0.20	October 14, 2013
425,000	$0.20	March 2, 2014
400,000	$0.20	June 17, 2012
50,000	$0.10	June 5, 2014
530,000	$0.20	March 31, 2015
250,000	$0.20	June 7, 2011

4,655,000

The following is a summary of outstanding and exercisable warrants at March 31, 2011:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 03/31/11	Life (in yrs.)	Price	at 03/31/11	Price
0.20	3,000,000	0.54	0.20	3,000,000	0.20
0.20	425,000	2.92	0.20	425,000	0.20
0.20	400,000	1.22	0.20	400,000	0.20
0.10	50,000	3.18	0.10	50,000	0.10
0.20	530,000	4.00	0.20	-	0.20
0.20	250,000	0.19	0.20	250,000	0.20
$0.10 - 0.20	4,655,000	1.22	$0.20	4,125,000	$0.20

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 9 -       EMPLOYEE OPTIONS

Effective December 16, 2009, the Company’s Board of Directors granted certain employees options to purchase a total of 3,150,000 shares of common stock, exercisable at $0.09 per share, the market value of the Company’s common stock on the date the options were granted, which expire on December 15, 2019.  These options fully vest in sixty equal monthly installments, beginning one month after the date of grant.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted.

As of March 31, 2011, a total of 1,750,000 of the previouslly granted options had expired in connection with the separation of certain employees from employment.  This left a balance outstanding of 1,400,000 shares reserved for employee stock options issued in 2009.

Pursuant to the Black-Scholes option pricing model, additional expense of $5,840 was recorded for the quarter ended March 31, 2011, which represents the value of the options that vested during that period.  Additional expense of $80,850 will be expensed, over the next 3.7 years, or $21,854 per year, as the options vest.

Effective August 27, 2010, the Company’s Board of Directors granted Ronald A. Woessner, the Company’s new Chief Executive Officer, options to purchase a total of 2,000,000 shares of common stock, exercisable at $0.10 per share, the market value of the Company’s common stock on the date the options were granted, which expire on August 26, 2020.  These options vest in twelve equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted, for a total value of $172,612.  Pursuant to the Black-Scholes option pricing model, an expense of $14,384 was recorded for the quarter ended March 31, 2011, which represents the value of the options that vested during that period.  Additional expense of $143,843 will be expensed over the next 2.5 years, or $57,536 per year, as the options vest.

Effective September 1, 2010, the Company’s Board of Directors granted Barry W. Wilson, the Company’s new Chief Financial Officer, options to purchase a total of 1,250,000 shares of common stock, exercisable at $0.08 per share, the market value of the Company’s common stock on the date the options were granted, which expire on August 31, 2020.  These options vest 100% in twelve equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.07 per option share was assigned to the options granted, for a total value of $85,492.  Pursuant to the Black-Scholes option pricing model, an expense of $7,124 was recorded for the quarter ended March 31, 2011, which represents the value of the options that vested during that period.  Additional expense of $71,243 will be expensed over the next 2.5 years, or $28,496 per year, as the options vest.

Effective September 29, 2010, the Company’s Board of Directors granted three employees options to purchase a total of 1,900,000 shares of common stock, exercisable at $0.08 per share, the market value of the Company’s common stock on the date the options were granted, which expire on September 28, 2015. These options vest in twenty equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.08 per option share was assigned to the options granted, for a total value of $142,506.  Under the Black-Scholes option pricing model, expense of $7,125 was recorded for the quarter ended March 31, 2011. The remaining expense of $128,255 will be expensed over the next 4.5 years, or $28,501 per year, as the options vest.

Effective October 9, 2010, the Company’s Board of Directors granted three employees options to purchase a total of 450,000 shares of common stock, exercisable at $0.09 per share, the market value of the Company’s common stock on the date the options were granted, which expire on October 8, 2015.  These options vest in twenty equal quarterly installments, beginning one quarter after the date of grant.  Under the provisions of ASC 718, a value of $0.07 per option share was assigned to the options granted, for a total value of $33,573. Under the Black-Scholes option pricing model, expense of $1,679 was recorded for the quarter ended March 31, 2011. The remaining expenses of $31, 894 will be expensed over the next 4.8 years, or $6,715 per year, as the options vest.

Effective February 10, 2011, the Company’s Board of Directors granted three employees options to purchase a total of 600,000 shares of common stock, exercisable at $0.10 per share, the market value of the Company’s common stock on the date the options were granted, which expire on February 9, 2021. These options vest over a three year period and as follows:  33% vests on the one year anniversary of the date of grant; and the remaining 67% in eight equal quarterly installments over the following  two years.  Under the provisions of ASC 718, a value of $0.09 per option share was assigned to the options granted, for a total value of $53,363, which will be expensed over the next three years, or $17,788 per year, as the options vest.

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

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 9 -       EMPLOYEE OPTIONS

During 2010 and the fiscal quarter of 2011, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.85% - 3.70%
Expected life	3 years - 5 years
Expected volatility	156% - 170%
Dividend yield	0.0

A summary of the status of the Company’s outstanding options as of March 31, 2011 and the changes during the three month period ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, January 1, 2011	7,100,000	$0.09

Granted	600,000	0.09
Exercised / Expired / Cancelled	(100,000)	0.09

Outstanding, March 31, 2011	7,600,000	$0.09

Exercisable, March 31, 2011	1,126,668	$0.09

The following is a summary of outstanding and exercisable options at March 31, 2011:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 03/31/11	Life (in yrs.)	Price	at 03/31/11	Price

0.09	1,400,000	3.71	0.09	350,000	0.09
0.10	2,000,000	2.33	0.10	333,334	0.10
0.08	1,250,000	2.42	0.08	208,334	0.08
0.09	450,000	4.53	0.09	45,000	0.09
0.08	1,900,000	4.50	0.08	190,000	0.08
0.10	600,000	2.87	0.10	-	0.10

$0.08 - 0.10	7,600,000	3.31	$0.09	1,126,668	$0.09

NOTE 10   -    ADVISORY AGREEMENTS

Pursuant to an advisory agreement entered into with an advisory firm to assist the Company in raising additional capital in 2009, the Company granted the firm warrants to  purchase 425,000 shares of common stock, with an exercise price of $0.20 per share.  Also during the year ended December 31, 2009, the Company granted the same advisory firm, pursuant to a separate agreement, three year warrants to purchase 400,000 shares of common stock, with an exercise price of $0.20 per share.  The 825,000 warrants granted were valued at $278,418, or approximately $0.34 per warrant.  This agreement has expired.

During 2009, the Company also entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount was expensed over the twelve-month contract at $3,750 per month.  In addition, the advisory firm received five-year cashless exercise warrants to purchase 50,000 shares of common stock with an exercise price of $0.10 per share.  These warrants were valued at $29,898, or $0.60 per warrant share.  The agreement calls for the advisory firm to receive seven-year, cashless exercise warrants to purchase 1,500,000 shares of common stock at $0.10 per share. In as much as the Company disputes that the restricted shares and warrants are owed, the 75,000 restricted shares and the 1,500,000 warrants had not yet been granted to the advisory firm as of March 31, 2011.  Therefore, the restricted shares and the common stock warrants are disclosed separately in the stockholders’ equity section of the balance sheet.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 11 -      COMMITMENTS AND CONTINGENCIES

Contingent Liability

None

Employment Agreements

The outstanding employment agreements are as follows:

 Co-Founder & Chief Executive Officer

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with Russell D. Chaney to be its Chief Executive Officer through December 15, 2015, replacing the employment agreement Mr. Chaney previously had with PostInk, at a base salary of not less than $160,000 per annum.

Mr. Chaney has agreed to forego the salary increase until such time that the Company is profitable or sufficient funding  is raised to sustain the Company’s operations.  Accordingly, the Company recorded contributed capital related to the foregone salary increase of $10,000 for the quarter ended March 31, 2011.

Mr. Chaney subsequently stepped down from his position as chief executive officer on October 1, 2010, when Ronald A. Woessner assumed that role.  Mr. Chaney continues to serve as the Company’s Chairman of the Board and leads business development and strategic alliance activities.

Co-Founder & President

Effective April 29, 2009, the Company entered into an amended and restated employment agreement with J. Shane Rapp to be its President through December 31, 2015, replacing the employment agreement Mr. Rapp previously had with PostInk, at a base salary of  not less than  $115,000 per annum through March 31, 2010, increasing to $130,000 per annum after April 1, 2010.

Mr. Rapp has agreed to forego the salary increase until such time that the Company is profitable or sufficient funding is raised to sustain the Company’s operations.  Accordingly, the Company recorded contributed capital related to the foregone increase of $9,750 for the quarter ended March 31, 2011.

Other Agreements

Effective May 28, 2010, the Company entered into a one year “Referral Compensation Agreement” with a third party consulting firm. Pursuant to this agreement, the firm has or will facilitate meetings and introductions on behalf of the Company with certain potential investors in return for the Company’s agreement to pay the investment firm compensation for these introductory services if an investment, either directly or indirectly, results as a consequence of these services.  The investment firm is entitled to a 5% finder’s fee on the proceeds or value of such investments in the Company during the term of the agreement.  However, the investment firm will not be entitled to any compensation under this agreement for any investment in the Company that is used by the Company to pay the investment firm the monthly retainer required in the “Professional Services Agreement” noted below.

Effective June 2, 2010, the Company entered into a one-year “Professional Services Agreement” with this same firm. Pursuant to this separate agreement, the firm is to provide government relations and consulting services, sales services and tech support.  As consideration for these services, the investment firm is entitled to a monthly retainer payment of $30,000.  Such payments are contingent upon receipt by the Company of investments that the Company is able to secure, with the assistance of the firm, for that purpose, up to an amount of $360,000 for the term of the agreement.  In addition to the monthly retainer payment, the investment firm will be  entitled to a commission equal to amounts actually received by the Company in excess of $49.95 per user per month generated from any contract secured as a result of the firm’s efforts.  The firm has assisted the Company in receiving $450,000 of new investments to date, including $200,000 during quarter ended March 31, 2011.  As a result, the firm received $190,000 in retainer fees in year 2010, and $90,000 in the quarter ended March 31, 2011.  The firm will also receive $60,000 in the quarter ending June 30, 2011.

COPSYNC, INC.
Notes to the Condensed Financial Statements
March 31, 2011 and December 31, 2010

NOTE 11 -      COMMITMENTS AND CONTINGENCIES (Continued)

Office Leases

During the first quarter 2010, the Company had two separate operating leases for its office space. Both leases were on a month-to-month basis.  Each lease required a monthly payment of $1,200 per month and could be terminated by either party at any time. Both of these leases were terminated and the respective office space vacated in mid-August 2010.  One of the leases was with the Company’s previous chief executive officer, which has since expired (see Note 10).  During August 2010, the Company consolidated its office space by moving to a new location, and in so doing, entered into a new one-year lease agreement with monthly rental payments of $1,500.  The rent agreement provides for renewal options consisting of two, one-year renewals at the same rental rate of $1,500 per month.  Following that, the lease becomes a month-to-month lease.

On March 15, 2011, the Company executed a sub-lease agreement for office space (approximately 6,000 square feet) in Dallas, Texas, with occupancy effective April 1, 2011.  The new facility will become the Company’s headquarters location, and the Company’s Canyon Lake location will transition into providing principally research and development, customer support and other operational activities.  The sublease agreement entails a twenty-three month lease arrangement with monthly payments of $7,489 per month, and with rent for the first three months having been waived.  Ratable rent expense of $6,512 per month will be reported during the term of the sub-lease.

Litigation

Except as previously disclosed, we are not currently involved in any material legal proceedings. From time-to-time we anticipate we will be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise.  The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements.  We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

NOTE 12 -      RELATED PARTY TRANSACTIONS

During the first quarter 2010, the Company leased its corporate office space on a month-to-month basis from the Company’s then Chief Executive Officer.  The monthly payment on the lease agreement was $1,200 per month and the agreement could be terminated by either party at any time. As discussed above, this lease was terminated and the office space vacated in mid-August 2010.

NOTE 13 -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure other than as follows:

As of May 11, 2011, the Company had obtained written subscriptions for new capital approximating $1,220,000.  The investment options were (1) an equity transaction, consisting of shares of the Company’s common stock and accompanying warrants and/or (2) a convertible note.  The split between those investors subscribing for the equity transaction versus the convertible note transaction is $618,000 and $602,000, respectively.  The Company had collected cash proceeds from both investment options of approximately $1,024,000 as of May 11, 2011.

a.
The details of the equity transaction are as follows:  An equity unit consists of five shares of the Company’s common stock and one warrant, and the purchase price is $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants will expire on March 31, 2015.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.

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

The information contained below is subject to Item 1A, “Risk Factors” and other risks detailed in our Annual Report on Form 10-K for our fiscal year ending December 31, 2010, and our other reports filed with the Securities and Exchange Commission.

Overview

We sell the COPsync™ service, which is a real-time information sharing and interoperability solution for law enforcement agencies.  The COPsync service enables patrol officers to report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents, and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Our interoperability network can be added to an agency’s technology system without the agency needing to change technologies, eliminating downtime necessary to re-train their officers on a new technology.  Additionally, our system architecture is designed to allow us to scale nationwide and globally.

To date, our COPsync service has successfully submitted,  processed and relayed over 1,155,000 officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

Currently, over 157 law enforcement agencies, primarily in the State of Texas, have contractually subscribed to use our real-time data collection and data sharing service

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

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

There is no assurance that we will be successful in implementing our business model.  There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, those described in Item 1A, “Risk Factors” and other risks detailed in our Annual Report on Form 10-K for our fiscal year ending December 31, 2010.  In addition to those risks, risks and uncertainties not presently known to us or that we currently consider immaterial might also impair our business operations.

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

Our corporate entity was incorporated in Delaware in October 2006 as Global Advance Corporation, which operated as a public shell company, with no or nominal assets or operations, until 2008.  The predecessor-in-interest to the COPsync business, PostInk Technology, LP, a Texas limited partnership, was acquired by the public shell company in April 2008 and was subsequently dissolved.

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

Our management believes that there has been no significant changes during the quarter ended March 31, 2011, to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three month periods ended March 31, 2011 and 2010

Revenues.  For the three month period ended March 31, 2011, our total revenues were $387,866, including $208,344 in hardware, installation and other revenues and $179,522 in service fee revenues, compared to $311,124 for the three month period ended March 31, 2010, including $262,389 in hardware, installation and other revenues, and $48,735 in service fee revenues.  The increase in service fee revenues was due to the increase in contracted law enforcement agencies between periods.  The number of contracted agencies totaled 157 and 87 at March 31, 2011 and 2010, respectively.  The decrease in revenues for hardware, installation and other revenues is primarily due to our backlog of uninstalled contracts at December 31, 2010 being low, and therefore having a negative impact on  hardware, installation and other revenues during the first quarter of 2011.  Our current backlog of executed, not performed contracts is approximately $500,000.

Cost of Revenues.  For the three-month period ended March 31, 2011, our cost of revenues was $230,294, resulting in a gross profit of $157,572, compared to cost of revenues of $294,659 for the three months ended March 31, 2010, resulting in a gross profit of $16,465.  Factors contributing to the improved gross profit performance between periods were a greater decrease in costs for hardware and other costs ($56,517) than the related decrease in revenues, increase in service fee revenues as a result of the increase in contracted law enforcement agencies as mentioned above.

Our total cost of revenues have the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Our cost of revenues consists of a variable component, which is typically the cost of the hardware being sold and installation services (most of which have been outsourced to third party service providers).  Our customer support group performs selling, customer support, procurement and other administrative duties.   Currently, the costs for the customer support group are reported in operating expenses.

Operating Expenses.  For the three-month periods ended March 31, 2011 and 2010, our total operating expenses were $838,708 and $604,176, respectively.  This $234,532 increase was due primarily to a $211,498 increase in salaries and wages due to staff increases between periods, and a $35,733 increase in professional fees. The increase in salaries and wages is due to: 1) staff increases in research and development of $56,000 and general and administrative of $81,000; 2) $77,000 of research and development salaries incurred in the first quarter of 2010 and capitalized as software development costs, but expensed in the first quarter of 2011; and 3) $37,000 in non-cash, share-based and deferred stock compensation.  These increases were partially offset by a $47,000 decrease in sales compensation principally due to the elimination of a senior sales executive’s position in late 2010.

Other Expense.  For the three-month periods ended March 31, 2011 and 2010, other expense totaled $90,307 and $29,455, respectively.  Other expense for 2011 consists of $76,994 for a one-time, non-cash charge involving management’s election to extend the term of currently outstanding  warrants to purchase 3,000,000 shares of our common stock for the holders of the Series B Preferred Stock, and  interest expense of $13,383.  Other expense for 2010 consists of interest income on cash and cash equivalents of $2,889, offset by an induced conversion expense of $4,346, which we recorded upon the conversion of a convertible note at a conversion price less than that stated in the note, and an interest expense of $27,998.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of March 31, 2011, we had $417,442 in cash and cash equivalents, compared to $240,154 as of December 31, 2010.  The increase during the three months ended March 31, 2011, was due primarily to a $683,169 net cash increase from financing activities, partially offset by $505,881 in net cash used in operating activities.  The net cash increase from financing activities represents proceeds totaling $405,378 from convertible notes payable issued during the quarter and $290,000 from common stock to be issued.  The latter total consists of $215,000 for shares to be issued as part of our efforts to raise new capital during the quarter and $75,000 for shares to be issued for periodic cash payments pursuant to Master License Agreements (“MLA”) with our two OEM distributors as of March 31, 2011.  We had a working capital deficiency of $1,318,291 on March 31, 2011, compared to a deficiency of $1,404,310 on December 31, 2010.

Plan of Operation for the Next Twelve Months

At March 31, 2011, we had cash and cash equivalents on hand of $417,442 and had a working capital deficiency of $1,318,291.  Approximately $372,000 of the deficiency represents increases in liabilities that we believe will be resolved through non-cash means, such as accrued settlement costs of $220,000 and preferred stock dividends payable of $152,000.

For the twelve months ending March 31, 2012, we anticipate approximately $3.4 million in cash receipts from operations.  Those anticipated receipts approximate our estimated cash outflows for the same time period and, therefore, we expect to end the twelve month period with a positive cash position.  As of April 30, 2011, we had cash-related resources of approximately $314,000 in cash and cash equivalents, $460,000 in gross accounts receivable and commitments from investors to invest approximately an additional $255,000 in our equity securities.

Our management initiated a plan in early 2011 to ensure that we have adequate cash and liquidity, as described below:

•
Backlog – executed, not performed contracts:  We have revamped our sales team and instituted sales management processes to rebuild the sales backlog and secure customers orders.  As of May 11, 2011, we have a backlog of new, executed, not-performed contracts totaling approximately $500,000.

•
Customer Quote Log:  We have generated a quote log of formal quotes submitted to prospective customers after substantive discussions with the prospective customer.  The potential revenue related value of these business opportunities is approximately $9,432,000.  We do not know with certainty when these quotes will become executed contracts, or if they ever will; however, our management and the sales staff focuses on them weekly with emphasis on working with the prospective customers to identify and resolve roadblocks that would prevent the deal from closing.  We believe, based on previous experience, the quote log will yield executed contracts generating approximately $2,400,000 in cash receipts during the twelve months ending March 31, 2012.

•
Capital Funding:  As of May 11, 2011, we had obtained written subscriptions for new capital approximating $1,220,000.  The investment options were an equity transaction, or a convertible note, in each case as described below.  The split between those investors subscribing for the equity transaction versus the convertible note transaction is $618,000 and $602,000, respectively.  We had collected cash proceeds from both investment options of approximately $1,024,000 as of May 11, 2011.

o
The terms of the equity transaction are as follows:  An equity unit consists of five shares of our common stock and a warrant to acquire one share of our common stock for a purchase price of $0.50 per unit, ($0.10 per share of common stock). The exercise price of the warrants is $0.20 per share of common stock and the warrants expire on March 31, 2015.

o
The terms of the convertible notes are as follows:  The notes are due and payable on March 31, 2014.  The notes bear annual simple interest of three percent.  The first interest payment shall be due on January 2, 2012 and interest shall be paid quarterly thereafter.  The notes may be converted at the holder’s option into share of our common stock at a conversation rate of $0.10 per share.

•
Other initiatives:  During the twelve months ending March 31, 2012, we anticipate receiving cash totaling $175,000 in licensing fees from two existing OEM distributors.  These agreements relate to our efforts to create a network of OEM distributors to the law enforcement industry. This effort is part of our corporate strategy to expand our geographical footprint throughout the United States.  For the two particular OEM distributors, we will issue to the distributor shares of our common stock valued at the time the payment is made.  These shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse pro-rata and quarterly over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.

We believe that the initiatives outlined above provide us with the means of having adequate cash for operations and growth for the twelve months ending March 31, 2012.  If we fail to perform for whatever reason on any one of the initiatives discussed above, our management will review our options for creating new sources of cash or reducing expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the date of this quarterly report on Form 10-Q, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

On December 4, 2009, we filed a lawsuit against Timothy T. Page and various entities that we believe are affiliated with and controlled by Mr. Page in the United States District Court for the Western District of Texas, Austin Division, captioned COPsync, Inc., et al. v. Timothy T. Page, et al.  On December 30, 2009, Mr. Page and several of the other defendants answered the lawsuit asserting various affirmative defenses and filing counterclaims against us and the other plaintiffs. On January 31, 2011, this lawsuit was dismissed without prejudice by agreement of the parties.

On March 22, 2010, Testre, L.P., a defendant in the lawsuit discussed above, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, captioned Testre, LP vs. COPsync, Inc.  The subject matter of this lawsuit was related to the claims and counterclaims in the lawsuit discussed above.  On January 31, 2011, this lawsuit was also dismissed without prejudice by agreement of the parties.

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications.
___________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: May 16, 2011	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer