Form 10-Q
period 2011-06-30
COPsync, Inc.
filed 2011-08-15
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
__________________________________

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2011, was 136,356,488 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

COPSYNC, INC.
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$255,245	$240,154
Accounts receivable, net	123,114	148,939
Prepaid expenses	28,276	46,021

Total Current Assets	406,635	435,114

PROPERTY AND EQUIPMENT

Computer hardware	56,122	52,363
Computer software	18,259	18,259
Fleet vehicles	115,783	156,183
Furniture and fixtures	50,832	50,832

Total Property and Equipment	240,996	277,637
Less: Accumulated Depreciation	(121,938)	(128,056)

Net Property and Equipment	119,058	149,581

OTHER ASSETS

Software development costs, net	1,676,060	1,745,896
Deposits	11,795	-
Debt issuance costs, net	-	4,208

Total Other Assets	1,687,855	1,750,104

TOTAL ASSETS	$2,213,548	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$401,752	$590,465
Accrued settlement costs	220,000	220,000
Preferred stock dividends payable	178,644	126,576
Deferred revenues on hardware, installation, and licensing contracts, current portion, net of deferred costs	717,552	746,513
Convertible notes payable, current portion, net of note discount of $-0- and $-0-, respectively	-	6,249
Notes payable, current portion	128,000	149,621

Total Current Liabilities	1,645,948	1,839,424

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and licensing contracts	384,348	373,951
Convertible notes payable, net of note discount of $-0- and $14,589, respectively	580,728	29,162
Notes payable	52,038	104,984

Total Long-Term Liabilities	1,017,114	508,097

Total Liabilities	2,663,062	2,347,521

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 136,106,488 and 130,106,113 shares issued and outstanding, respectively	13,611	13,011
Common stock to be issued, 1,215,909 and 2,175,000 shares, respectively	160,000	284,000
Common stock warrants to be issued, 1,500,000 and zero stock warrants, respectively	131,961	131,961
Deferred stock compensation	(135,000)	(165,000)
Additional paid-in-capital	8,546,378	7,508,524
Accumulated deficit	(9,166,511)	(7,785,265)

Total Stockholders' Deficit	(449,514)	(12,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,213,548	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES

Hardware, installation and other revenues	$394,746	$549,800	$603,090	$812,189
License fee revenues	194,152	74,156	373,674	122,891

Total Revenues	588,898	623,956	976,764	935,080

COST OF REVENUES

Hardware and other costs	378,511	317,361	573,887	569,254
Amortization of capitalized licensing costs	34,918	44,052	69,836	86,818

Total Cost of Revenues	413,429	361,413	643,723	656,072

GROSS PROFIT (LOSS)	175,469	262,543	333,041	279,008

OPERATING EXPENSES

Depreciation and amortization	11,126	9,037	23,607	17,919
Professional fees	74,475	175,310	291,076	356,178
Salaries and wages	519,005	289,624	1,027,761	586,882
Rent	24,036	8,250	28,536	15,450
Other general and administrative	90,669	65,759	187,039	175,727

Total Operating Expenses	719,311	547,980	1,558,019	1,152,156

LOSS BEFORE OTHER INCOME (EXPENSE)	(543,842)	(285,437)	(1,224,978)	(873,148)

OTHER INCOME (EXPENSE)

Interest income	396	1,856	466	4,745
Cost of Series B warrants extension	-	-	(76,994)	-
Induced conversion expense	-	-	-	(4,346)
Gain on lawsuit settlement	-	332,914	-	332,914
Gain on asset disposals	1,419	-	1,419	-
Interest expense	(15,708)	(18,166)	(29,091)	(46,164)

Total Other Income (Expense)	(13,893)	316,604	(104,200)	287,149

NET INCOME (LOSS) BEFORE INCOME TAXES	(557,735)	31,167	(1,329,178)	(585,999)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(557,735)	$31,167	$(1,329,178)	$(585,999)

Series B preferred stock dividend	(26,178)	(26,178)	(52,068)	(51,954)
Beneficial conversion feature on Series B preferred	-	-	-	(87,759)

NET INCOME (LOSS) APPLICABLE TO COMMONSHAREHOLDERS	$(583,913)	$4,989	$(1,381,246)	$(725,712)

INCOME (LOSS) PER COMMON SHARE - BASIC	$0.00	$0.00	$(0.01)	$(0.01)

INCOME (LOSS) PER COMMON SHARE - FULLY DILUTED	$0.00	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	135,408,831	127,347,782	132,920,468	127,177,486

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	163,146,913	149,972,782	160,658,550	150,052,486

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,329,178)	$(585,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,444	104,737
Amortization of note discount	16,836	18,954
Induced conversion expense	-	4,346
Additional expense for granting of warrants and options	156,166	40,759
Common stock issued for services rendered	63,750	-
Deferred stock compensation	30,000	-
Capital contributed through services rendered	39,500	42,750
Gain on asset disposals	(1,419)	-
Gain on lawsuit settlement	-	(332,914)
Change in operating assets and liabilities:
Accounts receivable	25,825	(135,900)
Debt issuance costs	4,208	6,250
Lease security deposit	(11,795)	-
Prepaid expenses	17,745	(8,652)
Deferred revenues	(18,564)	126,908
Accounts payable and accrued expenses	(188,714)	79,558

Net Cash Used in Operating Activities	(1,102,196)	(639,203)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	(158,142)
Proceeds from asset disposals	13,500	-
Purchases of property and equipment	(18,165)	(3,100)

Net Cash Used in Investing Activities	(4,665)	(161,242)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(61,567)	(5,771)
Proceeds received on convertible notes	580,728	-
Proceeds from common stock to be issued	115,000	100,000
Proceeds from issuance of common stock for cash	487,791	-
Proceeds from issuance of series B preferred shares for cash	-	50,000

Net Cash Provided by Financing Activities	1,121,952	144,229

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	15,091	(656,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,154	1,141,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$255,245	$485,318

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,174	$1,657
Cash paid for taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in lieu of accrued expenses	$-	$116,665
Common stock issued in conversion of notes payable and accrued interest	$52,247	$10,866
Series B Preferred stock dividends declared / accrued	$52,068	$139,713

The accompanying notes are an integral part of these financial statements.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 1 -        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -        NATURE OF ORGANIZATION

COPsync, Inc. (“the Company”), markets a real-time information sharing and data interoperability solution for law enforcement agencies.  The COPsync™ service enables patrol officers to report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents, and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Our interoperability network can be added to an agency’s technology system without the agency needing to change technologies, eliminating downtime necessary to re-train their officers on a new technology.  Additionally, our system architecture is designed to allow us to scale nationwide and globally.

NOTE 3 -       CONVERTIBLE NOTES PAYABLE

During the first six months of 2011, the Company received a total of $581,000 in proceeds from unrelated individuals pursuant to the issuance of convertible notes payable.  The notes bear simple interest at 3% per annum, payable quarterly, and are due on the third anniversary of the date of issuance.  The notes may be converted into shares of the Company’s common stock at the holder’s option at a conversion rate of $0.10 per share.

In June 2011, the remaining $50,000 convertible note issued in 2009, plus accrued interest of $2,247 was converted into 522,465 shares of common stock at the stated conversion price of $0.10 per share of common stock.

NOTE 4 -        PREFERRED STOCK

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

The Series B Preferred Stock issued in this private placement  i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of June 30, 2011 and December 31, 2010 of $178,644 and $126,576, respectively, on the Series B Preferred Stock.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 5 -       COMMON STOCK

During the three-months ended June 30, 2011, the Company issued a total of 8,750,375 shares of its common stock and accepted into treasury the transfer of 2,750,000 shares of common stock as discussed below:

•
The Company issued 5,377,910 shares to individual investors who purchase equity units from the Company in exchange for a total of $537,791 in cash.  The equity units consisted of five shares of the Company’s common stock and a warrant to purchase one share of common stock for the purchase price of $0.50 per unit ($0.10 per share of common stock).

•
The Company issued 100,000 shares of its common stock valued at $9,000, or $0.09 per share, pursuant to an agreement entered into with a former employee regarding the former employee’s separation from employment with the Company in 2010.  The former employee had claimed the right to receive 913,685 shares of the Company’s common stock, valued at $87,500, or approximately $0.10 per share, and an additional 180,000 shares of common stock valued at $23,400, or approximately $0.13 per share.

•
The Company issued 522,465 shares of its common stock valued at $52,247, in connection with the conversion of $50,000 in principal, plus accrued interest, of a convertible note originally issued in 2009.

•
The Company issued 2,000,000 shares of its common stock to Mr. Ronald A. Woessner, who was elected as its Chief Executive Officer effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock valued at $180,000, or $0.09 per share. One of the Company’s founding shareholders transferred 2,000,000 shares of common stock from his personal holdings to the Company to use for the grant of these shares to Mr. Woessner. The restricted shares generally vest in equal quarterly installments over three years, commencing on December 10, 2010, with the vesting accelerating upon the occurrence of certain events specified in the grant agreement.  Since the shares do not vest immediately, this transaction is being recorded by the Company as a return of shares by the founding shareholder as the shares vest. The corresponding value of the issued shares, or $180,000, will be expensed on a quarterly basis, as the shares vest.  Accordingly, for the six months ended June 30, 2011, the Company recorded an expense of $30,000 related to this transaction, with the remaining $135,000 being recorded as deferred compensation.  This deferred compensation will be amortized on a quarterly basis over the remainder of the vesting term at $15,000 per quarter.  The actual transfer of the 2,000,000 shares of common stock to the Company and then to Mr. Woessner took place during the second quarter of 2011.

•
The Company also issued 750,000 shares of its common stock to an outside consultant for past services rendered at a price per share of $0.085, or a total value of $63,750.  On March 30, 2011, one of the Company’s founding shareholders transferred 750,000 shares of common stock from his personal holdings to the Company to use for the grant of the shares to the outside consultant.  The total value of the shares has been expensed as professional consulting expense in the first quarter of 2011, when the services relating to the grant were performed.

The Company also recorded contributed capital related to the forfeiture of contractual payroll by certain corporate officers of $39,500 and $42,750, respectively, during the six months ended June 30, 2011 and the corresponding period in 2010.

NOTE 6 -        COMMON STOCK TO BE ISSUED

In 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement called for the firm to receive 75,000 restricted shares of the Company’s common stock valued at $45,000, or $0.60 per share.  These shares have not yet been issued to the advisory firm as of June 30, 2011, in as much as the Company disputes that the shares are owed.  Therefore, these shares have been disclosed separately in the stockholders’ equity section of the balance sheet at June 30, 2011.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

As of June 30, 2011, the Company had received cash totaling $115,000 in licensing fees from two existing OEM distributors.  Pursuant to the distributor agreements for these two OEM distributors only, the Company will issue to the distributors a combined total of 1,140,909 shares of common stock for their respective payments, valued at the time each payment is made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the Company’s receipt of such payment.  The total potential cash receipts from the distributor agreements is $340,000.  The Company anticipates payment of the $235,000 balance extending into 2012.  These shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.  These shares have not been issued, and as a result, have been disclosed separately in the stockholders’ equity section of the balance sheet as of June 30, 2011.

NOTE 7 -       OUTSTANDING WARRANTS

During the first six months ended June 30, 2011, the Company granted warrants to purchase a total of 1,075,582 shares of common stock to individual investors purchasing equity units as part of the Company’s efforts to raise new capital.  Total cash received at June 30, 2011 was $537,791.  The equity units consisted of five shares of the Company’s common stock and a warrant to purchase one share of common stock for the total purchase price of $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants will expire March 31, 2015.  Under the provisions of ASC 718, no value was assigned to the warrants; thus, no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with the shares of common stock.

A summary of the status of the Company’s outstanding warrants as of June 30, 2011, and the changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2011	4,375,000	$0.20

Granted	1,075,582	0.20
Exercised/Expired/Cancelled	250,000	-

Outstanding, June 30, 2011	5,200,582	$0.20
Outstanding, June 30, 2011	5,200,582	$0.20

The following is a summary of outstanding and exercisable warrants at June 30, 2011:

	Outstanding			Exercisable
	Weighted
	Average
	Number
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 06/30/11	Life (in yrs.)	Price	at 06/30/11	Price
0.20	3,000,000	0.29	0.20	3,000,000	0.20
0.20	425,000	2.67	0.20	425,000	0.20
0.20	400,000	0.97	0.20	400,000	0.20
0.10	50,000	2.93	0.10	50,000	0.10
0.20	1,075,582	3.75	0.20	-	0.20
0.20	250,000	0.27	0.20	250,000	0.20

$0.10 - 0.20	5,200,582	1.28	$0.20	4,125,000	$0.20

COPsync, Inc.
Notes To Financial Statements
(unaudited)
NOTE 8 -       EMPLOYEE OPTIONS

The Company’s Board of Directors grant employees, at the recommendation of management, options to purchase shares of common stock, exercisable at a stated price per share, which is the market value of the Company’s common stock on the date the options are granted, and with a ten year term life.

Under the provisions of ASC 718, a fair value per option share is assigned to the options granted and a total value of the grant is determined.  Pursuant to the Black-Scholes option pricing model, the total value is recognized as share base expense over the grant’s vesting period.

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

The following is a summary of outstanding stock options and the associated share base expense recognized during the first six months ended June 30, 2011:

							Share Base
			No. of	No. of		Share Base	Expense
	Issue	Vesting	Options	Options	Exercise	Expense	To Be
Year	Date	Period	Granted	Outstanding	Price	Recognized	Recognized

2009	08/27/10	5 yrs	3,150,000	1,200,000	$0.09	$11,230	$75,467
						$11,230	$75,467

2010	08/27/10	3 yrs	2,000,000	2,000,000	$0.10	$28,768	$129,459
	9/01/2010	3 yrs	1,250,000	1,250,000	$0.08	$14,248	$64,119
	9/29/2010	5 yrs	1,900,000	1,900,000	$0.08	$14,250	$121,130
	10/9/2010	5 yrs	450,000	337,500	$0.09	$3,358	$21,822
						$60,624	$336,530

2011
	1/17/2011	3 yrs	125,000	125,000	$0.10	$1,389	$8,611
	2/10/2011	3 yrs	600,000	600,000	$0.10	$5,929	$47,433
	6/21/2011	3 yrs	25,000	25,000	$0.10	$-	$1,478

Total Share Base Expense						$79,172	$469,519

The options shown in the above table for years 2009 and 2010 vest ratably over the respective three or five year vesting period. The options for year 2011 vest over a three year period and as follows:  33% vests on the one year anniversary of the date of grant; and the remaining 67% in eight equal quarterly installments over the following two years.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

The following is a summary of outstanding and exercisable options at June 30, 2011:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 06/30/11	Life (in yrs.)	Price	at 06/30/11	Price

0.09	1,200,000	3.46	0.09	350,000	0.09
0.10	2,000,000	2.08	0.10	333,334	0.10
0.08	1,250,000	2.18	0.08	208,334	0.08
0.09	337,500	4.28	0.09	45,000	0.09
0.08	1,900,000	4.25	0.08	190,000	0.08
0.10	125,000	2.55	0.10	-	0.10
0.10	600,000	2.62	0.10	-	0.10
0.10	25,000	2.98	0.10	-	0.10

$0.08 - 0.10	7,437,500	3.03	$0.09	1,126,668	$0.09

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

Contingent Liability

None

Office Leases

On March 15, 2011, the Company executed a sub-lease agreement for office space in Dallas, Texas, with occupancy effective April 1, 2011.  The new facility will become the Company’s headquarters location, and the Company’s Canyon Lake location will transition into providing principally research and development, customer support and other operational activities.  The sublease agreement entailed a twenty-three month lease arrangement with monthly payments of $7,489 per month, and with rent for the first three months having been waived.  Ratable rent expense of $6,512 per month is being reported during the term of the sub-lease.

Litigation

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

NOTE 10 -      SUBSEQUENT EVENTS

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

Overview

We sell the COPsync service, which is a real-time information sharing and interoperability solution for law enforcement agencies.  The COPsync service enables patrol officers to report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents, and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Our interoperability network can be added to an agency’s technology system without the agency needing to change technologies, eliminating downtime necessary to re-train their officers on a new technology.  Additionally, our system architecture is designed to allow us to scale nationwide and globally.

To date, our COPsync service has successfully submitted, processed and relayed over 1,444,000 officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of June 30, 2011, over 176 law enforcement agencies, primarily in the State of Texas, have contractually subscribed to use our real-time data collection and data sharing service

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

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

Our management believes that there has been no significant changes during the quarter ended June 30, 2011, to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three months ended June 30, 2011 and 2010

Revenues.  For the three months ended June 30, 2011, our total revenues were $588,898, comprised of $394,746 in hardware, installation and other revenues and $194,152 in service fee revenues, compared to $623,956 for the three month period ended June 30, 2010, comprised of $549,800 in hardware, installation and other revenues, and $74,156 in service fee revenues.  The increase in service fee revenues was primarily due to the increase in contracted law enforcement agencies between periods.  The number of contracted agencies totaled 176 and 95 at June 30, 2011 and 2010, respectively.  The decrease in revenues for hardware, installation and other revenues was due to a concentrated number of agencies being installed in a short period of time in 2010.  Our focus during the first six months of 2011 was on addressing our backlog of new contacts.  At June 30, 2011, our backlog of executed, not performed contracts was approximately $395,000.

Many of our new contracts are multiple-year contracts calling for initial hardware sales, installation and training followed by multiple-year service fees.  For most of these contracts, we receive full payment up front upon completion of the hardware installation and training, which is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  We do not believe the resulting increase in deferred revenues has a material effect on our future working capital for the later years of the contract service  periods because our customer support costs are incrementally fixed in nature.

Cost of Revenues.  For the three months ended June 30, 2011, our cost of revenues was $413,429, resulting in a gross profit of $175,469, compared to cost of revenues of $361,413 for the three months ended June 30, 2010, resulting in a gross profit of $262,543.  We experienced lower gross profit performance in hardware, installation and other revenues, as mentioned above, which was offset by an increase in service fees resulting from the increase between periods of contracted agencies using the COPsync service.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Our cost of revenues consists of a variable component, which is typically the cost of the hardware being sold and installation services (most of which have been outsourced to third party service providers).  Our customer support group performs selling, customer support, procurement and other administrative duties.  Currently, the costs of the customer support group are reported in operating expenses.

Operating Expenses.  For the three months ended June 30, 2011 and 2010, our total operating expenses were $719,311 and $547,980, respectively.  This $171,331 increase was primarily due to a $229,381 increase in salaries and wages resulting from staff increases, as well as non-cash expenses for warrant and stock grant activity between periods, partially offset by a $100,835 decrease in professional fees.  The increase in salaries and wages was due to staff increases in research and development, general and administration and sales, as well as research and development salaries that were incurred in the second quarter of 2010 and capitalized as software development costs, but were expensed over the second quarter of 2011.  Non-cash expenses totaled $134,652 and $42,875 for the three months ended June 30, 2011 and 2010, respectively.

Other Expense.  For the three months ended June 30, 2011 other expense totaled $13,893 consisting principally of interest expense.  For the same period in 2010 other income was $316,604, which consisted primarily of $332,914 in gain on settlement debt, which was recognized in connection with an agreed discharge of $472,000 in principal amount of convertible debt in connection with a settlement agreement relating to pending litigation, offset by accrued settlement costs of $220,000 for 2,000,000 shares of common stock to be issued in connection with that settlement.  Other income for 2010 also included interest income on cash and cash equivalents of $1,856 and interest expense of $18,166.

For the six months ended June 30, 2011 and 2010

Revenues.  For the six months ended June 30, 2011, our total revenues were $976,764, comprised of $603,090 in hardware, installation and other revenues and $373,674 in service fee revenues, compared to $935,080 for the six months ended June 30, 2010, comprised of $812,189 in hardware, installation and other revenues, and $122,891 in service fee revenues.  The increase in service fee revenues was due to the increase in contracted law enforcement agencies between periods, as previously mentioned.  The decrease in revenues for hardware, installation and other revenues is due to a higher percentage of contracts not requiring equipment between periods.

Cost of Revenues.  For the six months ended June 30, 2011, our cost of revenues was $643,723, resulting in a gross profit of $333,041, compared to cost of revenues of $656,072 for the six months ended June 30, 2010, resulting in a gross profit of $279,008.  We experienced lower gross profit performance in hardware, installation and other revenues, as mentioned above, which was offset by an increase in service fees resulting from the increase between periods of contracted agencies using the COPsync service.

Hardware and installation costs are normally a significant portion of the first year’s contract value.  As a result, you could see our cost of revenues vary significantly in period-to-period comparisons depending on the percentage of the contract value component of hardware and installation costs.

Operating Expenses.  For the six months ended June 30, 2011 and 2010, our total operating expenses were $1,558,019 and $1,152,156, respectively.  This $405,863 increase was primarily due to a $440,879 increase in salaries and wages due to staff increases between periods, the expensing of previously capitalized costs, as previously discussed, as well as non-cash expenses for warrant and stock grant activity. The increase in salaries and wages was due to staff increases in research and development, general and administration and sales, as well as, by research and development salaries incurred in the first six months of 2010 and capitalized as software development costs, but expensed in the first six months of 2011.  Non-cash expenses totaled $212,422 and $83,509 for the six months ended June 30, 2011 and 2010, respectively.

Other Expense.  For the six months ended June 30, 2011 other expense totaled $104,200, consisting principally of interest expense of $29,091 and a $76,994 one-time, non-cash charge involving management’s election to extend the term of currently outstanding warrants to purchase 3,000,000 shares of our common stock for the holders of our Series B Preferred Stock.  For the same period in 2010 other income was $287,149, which consisted primarily of $332,914 in gain on settlement debt.  Other income for 2010 also included interest income on cash and cash equivalents of $4,745, and an interest expense of $46,164.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of June 30, 2011, we had $255,245 in cash and cash equivalents, compared to $240,154 as of December 31, 2010.  The slight increase during the six months ended June 30, 2011, was due primarily to a $1,121,952 net cash increase from financing activities, partially offset by $1,101,196 in net cash used in operating activities and $4,665 in net cash used in investing activities.  The net cash increase from financing activities represents proceeds totaling $580,728 from convertible notes payable issued during the quarter and $602,791 from common stock issued or issuable for cash.  The latter total consists of $487,791 for shares issued in connection with a capital raise earlier this year and $115,000 for shares to be issued for periodic cash payments received from our two OEM distributors as of June 30, 2011, partially offset by $61,567 in payments on notes payable.  We had a working capital deficiency of $1,239,313 on June 30, 2011, compared to a deficiency of $1,404,310 on December 31, 2010.

Plan of Operation for the Next Twelve Months

At June 30, 2011, we had cash and cash equivalents on hand of $255,245 and had a working capital deficiency of $1,239,313.  Approximately $220,000 of the deficiency represents liabilities that are expected to be resolved through non-cash means, (accrued settlement costs of $220,000), as well as, $717,552 in net deferred revenues, for which the future service costs are relatively low and incrementally fixed in nature.

For the twelve months ending June 30, 2012, we anticipate approximately $4,000,000 in cash receipts from operations.  Those anticipated receipts are higher than our estimated $3,500,000 of cash outflows for the same time period and, therefore, we expect to end the twelve month period with a positive cash position.  As of July 31, 2011, we had approximately $99,000 in cash and cash equivalents, $611,000 in gross accounts receivable and commitments from investors to invest approximately $152,000 in our equity securities.

Our management initiated a plan in early 2011 to ensure that we have adequate cash and liquidity, as described below:

•
Backlog – executed, not performed contracts:  We are rebuilding the sales backlog and securing customers orders.  As of June 30, 2011, we have a backlog of new, executed, not-performed contracts totaling approximately $394,000.

•
Customer Quote Log:  We have a quote log of formal quotes submitted to prospective customers after substantive discussions that totals approximately $8,354,000.  We cannot predict when, or if, these quotes will become executed contracts.  Our management and the sales staff focuses on them weekly with emphasis on working with the prospective customers to identify and resolve roadblocks that would prevent the deal from closing.

•
Capital Funding:  As of June 30, 2011, we had obtained written subscriptions for new capital (consisting of equity units and convertible notes) approximating $1,271,000, of which we had collected $1,119,000 as of June 30, 2011.  The investment alternatives in this capital raise are described below:

o
An equity unit, which consists of five shares of our common stock and a warrant to acquire one share of our common stock for a unit purchase price of $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants expire on March 31, 2015.

o
Convertible notes due and payable on March 31, 2014.  The notes bear annual simple interest of three percent per annum.  The first interest payment is due on January 2, 2012 with accrued interest paid quarterly thereafter.  The notes may be converted at the holder’s option into shares of our common stock at a conversation rate of $0.10 per share.

•
Other initiatives:  During the twelve months ending June 30, 2012, we anticipate receiving cash totaling $175,000 in licensing fees from two OEM distributors.  These agreements relate to our efforts to create a network of OEM distributors in furtherance of our corporate strategy to expand our geographical footprint throughout the United States.  For the two particular OEM distributors, we will issue to the distributor shares of our common stock valued at the time the payment is made, but in no event will the value be less than $0.10 per share.  These shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse pro-rata and quarterly over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.

We believe that the initiatives outlined above provide us with the means of having adequate cash for operations and growth for the twelve months ending June 30, 2012.  If we fail to perform for whatever reason on any one of the initiatives discussed above, our management will review our options for creating new sources of cash or reducing expenses.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We issued additional equity securities in connection with the capital funding referenced above under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Operation for the Next 12 Months” and originally disclosed on our Form 8-K filing, dated March 31, 2011.  In connection with this capital funding, during Q2 2011 we actually issued 5,377,910 shares of our common stock and associated warrants (with an exercise price of $.20 per share) to purchase 1,075,582 shares of our common stock in exchange for an aggregate $537,791 in cash, and convertible notes in the aggregate original principal amount of $176,000.  Also in connection with this capital funding, we issued convertible notes in the aggregate original principal amount of $405,000 in Q1 2011. The convertible notes are convertible at the option of the holder into our common stock shares at a conversion price of $.10 per share.

The shares of common stock, warrants and convertible notes were offered primarily to individuals that we reasonably believe to be an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock, warrants and convertible notes.  We disclosed to the investors that the shares of common stock, the warrants, the convertible notes and the common stock underlying the warrants and the convertible notes could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares and the warrant included, and the certificates representing the common stock to be issued upon exercise of the warrants or conversion of the notes (if applicable), will include a legend to that effect.

We also issued, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state law, 100,000 shares of our common stock to a former employee in connection with that employee’s separation from service for services previously performed, valued at $9,000.  The common stock shares cannot be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications.

101.1**	101.INS (XBRL Instance Document)

101.SCH (XBRL Taxonomy Extension Schema Document)

101.CAL (XBRL Calculation Linkbase Documents)

101.LAB (XBRL Taxonomy Label Linkbase Document)

101.DEF (XBRL Taxonomy Linkbased Document)

101.PRE (XBRL Taxonomy Linkbased Document)

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: August 15, 2011	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer