Form 10-Q
period 2011-09-30
COPsync, Inc.
filed 2011-11-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-53705

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 FM 2673
Canyon Lake, Texas 78133
(Address of principal executive offices)

(972) 865-6192
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§323.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

The number of shares outstanding of each of the issuer's classes of common stock, as of November 09, 2011, was 137,601,688 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COPSYNC, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$154,847	$240,154
Accounts receivable, net	175,238	148,939
Prepaid expenses	25,756	46,021

Total Current Assets	355,841	435,114

PROPERTY AND EQUIPMENT

Computer hardware	57,560	52,363
Computer software	18,562	18,259
Fleet vehicles	117,155	156,183
Furniture and fixtures	50,832	50,832

Total Property and Equipment	244,109	277,637
Less: Accumulated Depreciation	(126,831)	(128,056)

Net Property and Equipment	117,278	149,581

OTHER ASSETS

Software development costs, net	1,641,142	1,745,896
Deposits	11,795	-
Debt issuance costs, net	-	4,208

Total Other Assets	1,652,937	1,750,104

TOTAL ASSETS	$2,126,056	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$440,342	$590,465
Accrued settlement costs	-	220,000
Preferred stock dividends payable	205,110	126,576
Deferred revenues on hardware, installation, and licensing contracts, current portion, net of deferred costs	970,330	746,513
Convertible notes payable, current portion, net of note discount of $-0- and $-0-, respectively	-	6,249
Notes payable, current portion	94,578	149,621

Total Current Liabilities	1,710,360	1,839,424

LONG-TERM LIABILITIES

Deferred revenues on hardware, installation, and licensing contracts	430,647	373,951
Convertible notes payable,net of note discount of $-0- and $14,589, respectively	612,731	29,162
Notes payable	43,355	104,984

Total Long-Term Liabilities	1,086,733	508,097

Total Liabilities	2,797,093	2,347,521

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 137,601,688 and 130,106,113 shares issued and outstanding, respectively	13,761	13,011
Common stock to be issued, 1,515,909 and 2,175,000 shares, respectively	190,000	284,000
Common stock warrants to be issued, 1,500,000 and zero stock warrants, respectively	131,961	131,961
Deferred stock compensation	(120,000)	(165,000)
Additional paid-in-capital	8,791,411	7,508,524
Accumulated deficit	(9,678,217)	(7,785,265)

Total Stockholders' Deficit	(671,037)	(12,722)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,126,056	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES

Hardware, installation and other revenues	$426,791	$568,120	$1,029,881	$1,380,309
License fee revenues	292,525	110,332	666,199	233,223

Total Revenues	719,316	678,452	1,696,080	1,613,532

COST OF REVENUES

Hardware and other costs	484,845	433,535	1,058,732	1,002,789
Amortization of capitalized licensing costs	34,918	45,401	104,754	132,219

Total Cost of Revenues	519,763	478,936	1,163,486	1,135,008

GROSS PROFIT (LOSS)	199,553	199,516	532,594	478,524

OPERATING EXPENSES

Depreciation and amortization	8,346	10,012	31,953	27,931
Professional fees	39,130	404,892	330,206	761,070
Salaries and wages	574,047	343,908	1,601,808	930,790
Rent	25,072	7,530	53,608	22,980
Other general and administrative	118,990	102,482	306,029	278,209

Total Operating Expenses	765,585	868,824	2,323,604	2,020,980

LOSS BEFORE OTHER INCOME (EXPENSE)	(566,032)	(669,308)	(1,791,010)	(1,542,456)

OTHER INCOME (EXPENSE)

Interest income	25	719	491	5,464
Cost of Series B warrants extension	-	-	(76,994)	-
Induced conversion expense	-	-	-	(4,346)
Gain on lawsuit settlement	85,000	60,000	85,000	392,914
Gain on asset disposals	266	(3,197)	1,685	(3,197)
Interest expense	(4,499)	(10,865)	(33,590)	(57,029)

Total Other Income (Expense)	80,792	46,657	(23,408)	333,806

NET INCOME (LOSS) BEFORE INCOME TAXES	(485,240)	(622,651)	(1,814,418)	(1,208,650)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(485,240)	$(622,651)	$(1,814,418)	$(1,208,650)

Series B preferred stock dividend	(26,466)	(26,466)	(78,534)	(78,420)
Beneficial conversion feature on Series B preferred	-	-	-	(87,759)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$(511,706)	$(649,117)	$(1,892,952)	$(1,374,829)

INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.00)	$(0.01)	$(0.01)	$(0.01)

INCOME (LOSS) PER COMMON SHARE - FULLY DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	136,384,788	127,549,968	133,874,704	127,370,406

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - FULLY DILUTED	164,231,910	155,574,968	161,721,826	155,395,406

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,814,418)	$(1,208,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,521	158,079
Amortization of note discount	16,836	25,203
Induced conversion expense	-	4,346
Additional expense for granting of warrants and options	197,078	186,871
Common stock issued for services rendered	63,750	142,291
Deferred stock compensation	45,000	-
Capital contributed through services rendered	59,250	62,500
Gain on asset disposals	(1,685)	-
Gain on lawsuit settlement	(85,000)	(392,914)
Change in operating assets and liabilities:
Accounts receivable	(26,299)	(151,611)
Debt issuance costs	4,208	9,375
Lease security deposit	(11,795)	-
Prepaid expenses	20,265	(2,501)
Deferred revenues	280,513	(222,050)
Accounts payable and accrued expenses	(150,123)	484,793

Net Cash Used in Operating Activities	(1,268,899)	(904,268)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	(158,142)
Proceeds from asset disposals	10,387	-
Purchases of property and equipment	(18,165)	(45,582)

Net Cash Used in Investing Activities	(7,778)	(203,724)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(103,672)	(10,535)
Proceeds received on convertible notes	612,731	35,000
Proceeds from common stock to be issued	145,000	-
Proceeds from issuance of common stock for cash	537,311	100,000
Proceeds from issuance of series B preferred shares for cash	-	50,000

Net Cash Provided by Financing Activities	1,191,370	174,465

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(85,307)	(933,527)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,154	1,141,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,847	$208,007

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,735	$2,836
Cash paid for taxes	$4,978	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in lieu of accrued expenses	$-	$116,665
Common stock issued in conversion of notes payable and accrued interest	$52,247	$10,866
Series B Preferred stock dividends declared / accrued	$78,534	$166,179
Common stock issued per debt settlement agreement	$60,000	$-
Capital contribution by a co-founder involving common stock shares from his personal holdings	$75,000	$-

The accompanying notes are an integral part of these financial statements.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 1 -        BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -        NATURE OF ORGANIZATION

COPsync, Inc. (“the Company”) markets a real-time information sharing and data interoperability solution for law enforcement agencies.  The COPsync™ service enables patrol officers to report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents, and document accidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed its system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  The Company’s interoperability network can be added to an agency’s technology system without the agency needing to change technologies, eliminating downtime necessary to re-train their officers on a new technology.  Additionally, the Company’s system architecture is designed to allow it to scale nationwide and globally.

NOTE 3 -       CONVERTIBLE NOTES PAYABLE

During the first nine months of 2011, the Company received a total of $613,000 in proceeds from unrelated individuals pursuant to the issuance of convertible notes payable.  The notes bear simple interest at 3% per annum, payable quarterly, commencing in January 2012, and are due on the third anniversary of the date of issuance.  The notes may be converted into shares of the Company’s common stock at the holder’s option at a conversion rate of $0.10 per share.

In June 2011, the remaining $50,000 convertible note issued in 2009, plus accrued interest of $2,247 was converted into 522,465 shares of the Company’s common stock at the stated conversion price of $0.10 per share of common stock.

NOTE 4 -        PREFERRED STOCK

During 2009, the Company completed a private placement of its equity securities in which the Company raised $1,450,000 in gross proceeds.  During the three months ended March 31, 2010, an additional $50,000 was raised.  Pursuant to these private placements, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, which is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at a price of $0.20 per share of common stock.

The shares of Series B Preferred Stock issued in this private placement  i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock at less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends as of September 30, 2011 and December 31, 2010 of $205,110 and $126,576, respectively, on the Series B Preferred Stock.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 5 -       COMMON STOCK

During the three-months ended September 30, 2011, the Company issued a total of 1,495,200 shares of its common stock and a founding stockholder transferred 1,000,000 shares for the benefit of the Company as discussed below:

·
The Company issued 495,200 shares to individual investors who purchased equity units from the Company in exchange for a total of $49,520 in cash.  The equity units consisted of five shares of the Company’s common stock and a warrant to purchase one share of common stock for the purchase price of $0.50 per unit ($0.10 per share of common stock).

·
The Company issued 1,000,000 shares to one individual in connection with a previous “deal points” settlement of litigation (See Notes To Financial Statements, Note 9, Commitments and Contingencies, Litigation, in Form 10-K for the year ending December 31, 2010).  The shares were issued on August 9, 2011 in exchange for a warrant to purchase 15,000,000 shares of the Company’s common stock held by the individual.  The market value of the issued shares was $60,000 or $0.06 cents per share, the closing price the Company’s common stock on the day of the issuance.  The “deals points” settlement also involved a second party who was to receive 1,000,000 shares of the Company’s common stock.  The issuance of these shares was accomplished through one of the Company’s founding stockholders transferring 1,000,000 shares of common stock to the settling party.  The transfer was recorded on August 12, 2011, and the Company recorded this transaction as a contribution to paid-in capital by the transferring stockholder, valued at $75,000 or $0.075 cents per share, which was the market value of the Company’s common stock on the day of the transfer.  In June 2010, as part of the “deal points” settlement, an accrual of $220,000 was recorded to reflect the estimated market value of the 2,000,000 shares to be issued.  As a result of the activities described above, the Company has recorded a gain of $85,000 during the three months ending September 30, 2011, reflecting a change in the estimated versus actual market value of the 2,000,000 shares issued.  This gain is reported in the Company’s Statement of Operations as a “Gain on lawsuit settlement”.

The Company also recorded contributed capital related to the forfeiture of contractual payroll by certain corporate officers of $59,250 and $62,500, respectively, during the nine months ended September 30, 2011 and the corresponding period in 2010.

NOTE 6 -        COMMON STOCK TO BE ISSUED

In 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement called for the firm to receive 75,000 restricted shares of the Company’s common stock valued at $45,000, or $0.60 per share.  These shares have not yet been issued to the advisory firm as of September 30, 2011, in as much as the Company disputes that the shares are owed.  Therefore, these shares have been disclosed separately in the stockholders’ equity section of the balance sheet at September 30, 2011.

As of September 30, 2011, the Company had received cash totaling $135,000 in licensing fees from two existing OEM distributors.  Pursuant to the distributor agreements for these two OEM distributors only, the Company will issue to the distributors a combined total of 1,340,909 shares of common stock for their respective payments, valued at the time each payment is made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the Company’s receipt of such payment.  The total agreed-to cash receipts from the distributor agreements is $210,000, with the potential for an additional $130,000 being received in the ensuing thirteen months and based upon certain contingencies.  The Company anticipates payment of the $75,000 agreed-to balance by the end of 2011.  The Company will also issue 100,000 shares of common stock, valued at $0.10 per share to one of the OEM distributors relating to a $10,000 credit issued by the Company for services rendered on behalf of the Company by the OEM distributor.  All of these shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.  These shares have not been issued and, as a result, have been disclosed separately in the stockholders’ equity section of the balance sheet as of September 30, 2011.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 7 -       OUTSTANDING WARRANTS

During the first nine months ended September 30, 2011, the Company granted warrants to purchase a total of 1,174,622 shares of common stock to individual investors purchasing equity units as part of the Company’s efforts to raise new capital.  Total cash received at September 30, 2011 was $587,311.  The equity units consisted of five shares of the Company’s common stock and a warrant to purchase one share of common stock for the total purchase price of $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants will expire March 31, 2015.  Under the provisions of ASC 718, no value was assigned to the warrants; thus, no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with the shares of common stock.

A summary of the status of the Company’s outstanding warrants as of September 30, 2011, and the changes during the six months then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2011	4,375,000	$0.20

Granted	1,174,622	0.20
Exercised / Expired / Cancelled	250,000	-

Outstanding, September 30, 2011	5,299,622	$0.20

Exercisable, September 30, 2011	5,299,622	$0.20

The following is a summary of outstanding and exercisable warrants at September 30, 2011:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 09/30/11	Life (in yrs.)	Price	at 09/30/11	Price

0.20	3,000,000	2.04	0.20	3,000,000	0.20
0.20	425,000	2.42	0.20	425,000	0.20
0.20	400,000	0.72	0.20	400,000	0.20
0.10	50,000	2.68	0.10	50,000	0.10
0.20	1,174,622	3.50	0.20	1,174,622	0.20
0.20	250,000	0.01	0.20	250,000	0.20

$0.10 - 0.20	5,299,622	2.21	$0.20	5,299,622	$0.20

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

The following is a summary of outstanding stock options and the associated share base expense recognized during the first nine months ended September 30, 2011:

							Share Base
			No. of	No. of		Share Base	Expense
	Issue	Vesting	Options	Options	Exercise	Expense	To Be
Year	Date	Period	Granted	Outstanding	Price	Recognized	Recognized

2009	08/27/10	5 yrs	3,150,000	1,097,500	$0.09	$16,172	$61,317
						$16,172	$61,317

2010	08/27/10	3 yrs	2,000,000	2,000,000	$0.10	$43,153	$115,075
	9/1/2010	3 yrs	1,250,000	1,250,000	$0.08	$21,373	$56,995
	9/29/2010	5 yrs	1,900,000	1,900,000	$0.08	$21,376	$114,005
	10/9/2010	5 yrs	450,000	325,000	$0.09	$5,036	$20,610
						$90,938	$306,684
2011

	1/17/2011	3 rs	125,000	125,000	$0.10	$2,222	$7,778
	2/10/2011	3 rs	600,000	600,000	$0.10	$10,376	$42,987
	6/21/2011	3 rs	25,000	25,000	$0.10	$123	$1,354
	9/7/2011	3 rs	125,000	125,000	$0.10	$254	$8,905
						$12,976	$61,024

			Total Share Base Expense			$120,085	$429,026

The options shown in the above table for years 2009 and 2010 vest ratably over the respective three or five year vesting period. The options for year 2011 vest over a three year period and as follows:  33% vests on the one year anniversary of the date of grant; and the remaining 67% in eight equal quarterly installments over the following two years.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

The following is a summary of outstanding and exercisable options at September 30, 2011:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 09/30/11	Life (in yrs.)	Price	at 09/30/11	Price

0.09	1,097,500	3.21	0.09	415,000	0.09
0.10	2,000,000	1.82	0.10	666,667	0.10
0.08	1,250,000	1.92	0.08	416,667	0.08
0.09	325,000	4.02	0.09	48,750	0.09
0.08	1,900,000	4.00	0.08	380,000	0.08
0.10	125,000	2.30	0.10	-	0.10
0.10	600,000	2.37	0.10	-	0.10
0.10	25,000	2.73	0.10	-	0.10
0.10	125,000	2.94	0.10	-	0.10

$0.08 - 0.10	7,447,500	2.77	$0.09	1,927,084	$0.09

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

Contingent Liability

None

Office Leases

On March 15, 2011, the Company executed a sub-lease agreement for office space in Dallas, Texas, with occupancy effective April 1, 2011.  The new facility became the Company’s headquarters location, and the Company’s Canyon Lake location will transition into providing principally research and development, customer support and other operational activities.  The sublease agreement entailed a twenty-three month lease arrangement with monthly payments of $7,489 per month, and with rent for the first three months having been waived.  Ratable rent expense of $6,512 per month is being reported during the term of the sub-lease.

Litigation

The Company is not currently involved in any material legal proceedings. From time-to-time the Company anticipates it will be involved in legal proceedings, claims, and litigation arising in the ordinary course of business and otherwise.  The ultimate costs to resolve any such matters could have a material adverse effect on the Company’s financial statements.  The Company could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any that is adverse to it, the Company’s financial position and prospects could be harmed.

NOTE 10 -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure.

Between November 1 and November 10, 2011, the Company had collected $550,000 in cash pursuant to a private placement initiated in October 2011.

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

To date, our COPsync service has successfully submitted, processed and relayed over 1,780,000 officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of September 30, 2011, 212 law enforcement agencies, primarily in the State of Texas, had contractually subscribed to use our real-time data collection and data sharing service

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

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

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  The COPsync service provides this interoperability.  Prior to the introduction of our service, significant real-time, in-field, information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability exists because law enforcement software vendors maintain proprietary systems, which do not interoperate with systems of other vendors. Our business model is to connect the proprietary systems of these various vendors, thus enabling the sharing of real-time, in-field, information between the agency customers of those vendors.  Our service can act as an overlay for those vendors who do not offer an in-vehicle mobile technology or an underlay that operates in the background for those vendors that do offer an in-vehicle mobile technology.

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

Our management believes that there has been no significant changes during the quarter ended September 30, 2011, to the items we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

For the three months ended September 30, 2011 and 2010

Revenues.  For the three months ended September 30, 2011, our total revenues were $719,316, comprised of $426,791 in hardware, installation and other revenues and $292,525 in service fee revenues, compared to $678,452 for the three month period ended September 30, 2010, comprised of $568,120 in hardware, installation and other revenues, and $110,332 in service fee revenues.  The increase in service fee revenues was primarily due to the increase in contracted law enforcement agencies between periods.  The number of contracted agencies totaled 212 and 131 at September 30, 2011 and 2010, respectively.  The decrease in revenues for hardware, installation and other revenues was due to a concentrated number of agencies being installed in a short period of time in 2010.  Our focus during the first nine months of 2011 was on addressing our backlog of new contracts.  Building that backlog has been a slow process principally due to the slow economy and limited, available state and municipal funds for acquiring the COPsync service and related hardware, installation and training and integration activities.  At September 30, 2011, our backlog of executed, not performed contracts was approximately $246,000.

Many of our new contracts are multiple-year contracts calling for initial hardware sales, installation and training, and integration services followed by multiple-year service fees.  Normally, we receive full payment up front upon completion of the hardware installation and training, which is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  We do not believe the resulting increase in deferred revenues has a material effect on our future working capital for the later years of the contract service periods because our customer support costs are incrementally fixed in nature.  Additionally, and beginning in the third quarter, many of the new multiple-year contracts executed in 2011 contain price discounts specifically intended to be applied to service fees, but are contractually written with the appearance that they are applicable to the total contract value.  Because of this, the discount amount has been allocated to the separate, deliverable units such as hardware, installation and training, integration services and service fees in accordance with proper accountinrg guidelines in the third quarter.  We completed a significant number of contracts containing these discounts in the third quarter of 2011, and as a result, experienced lower gross profit performance on revenues for hardware, installation and other revenues. We plan to modify our future contracts containing discounts whereby the discount, if any, will be labeled specific to service fees.  We believe this change will eliminate the required allocation of general discounts to all separate, deliverable units and will not produce lower than normal gross margin such as that experienced for hardware, installation and other revenues in the third quarter of 2011.

Cost of Revenues.  For the three months ended September 30, 2011, our cost of revenues was $519,763 resulting in a gross profit of $199,553, compared to cost of revenues of $478,936 for the three months ended September 30, 2010, resulting in a gross profit of $199,516.  We experienced lower gross profit performance in hardware, installation and other revenues, as mentioned above, which was offset by an increase in service fees resulting from the increase between periods of contracted agencies using the COPsync service.

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

Operating Expenses.  For the three months ended September 30, 2011 and 2010, our total operating expenses were $765,585 and $868,824, respectively.  This $103,239 decrease was primarily due to an approximate $366,000 decrease in professional fees consisting primarily of $132,000 in non-cash expense for warrants granted to a consultant, $81,000 in reduced legal fees, $65,000 in reduced lobbyist fees and $54,000 in reduced accounting and consulting fees, partially offset by an approximate $230,000 net increase in salaries and wages, which included approximately a $100,000 reduction in non-cash expenses for grant activity between periods involving options, warrants and stock, $17,000 in rent and $16,000 in general and administrative expenses.  The increase in salaries and wages was due to staff increases in research and development, general and administration and sales.  Non-cash expenses totaled approximately $84,000 and $318,000 for the three months ended September 30, 2011 and 2010, respectively.

Other Expense.  For the three months ended September 30, 2011, other income totaled $80,792 consisting principally of a $85,000 gain involving a previously recorded $220,000 contingency liability and associated with a “deal points” settlement agreement executed in September 2010 resulting from a lawsuit commenced in 2009.  This gain was partially offset by $4,499 for interest expense.  For the same period in 2010 other income was $46,657, which consisted primarily of $60,000 in gain on lawsuit settlement involving the settlement of an arbitration proceeding between the Company and Rocket City Enterprises, Inc.  Other income for 2010 also included interest income on cash and cash equivalents of $719, gain on asset disposal of $3,197 and interest expense of $10,865.

For the nine months ended September 30, 2011 and 2010

Revenues.  For the nine months ended September 30, 2011, our total revenues were $1,696,080, comprised of $1,029,881 in hardware, installation and other revenues and $666,199 in service fee revenues, compared to $1,613,532 for the nine months ended September 30, 2010, comprised of $1,380,309 in hardware, installation and other revenues, and $233,223 in service fee revenues.  The increase in service fee revenues was due to the increase in contracted law enforcement agencies between periods, as previously mentioned.  The decrease in revenues for hardware, installation and other revenues is due to a higher percentage of contracts not requiring equipment between periods.

Cost of Revenues.  For the nine months ended September 30, 2011, our cost of revenues was $1,163,486, resulting in a gross profit of $532,594, compared to cost of revenues of $1,135,008 for the nine months ended September 30, 2010, resulting in a gross profit of $478,524.  We experienced lower gross profit performance in hardware, installation and other revenues, as mentioned above, which was offset by an increase in service fees resulting from the increase between periods of contracted agencies using the COPsync service.

Hardware and installation costs are normally a significant portion of the first year’s contract value.  As a result, you could see our cost of revenues vary significantly in period-to-period comparisons depending on the percentage of the contract value component of hardware and installation costs.

Operating Expenses.  For the nine months ended September 30, 2011 and 2010, our total operating expenses were $2,323,604 and $2,020,980, respectively.  This $302,624 increase was primarily due to an approximate $671,000 increase in salaries and wages between periods, which included $45,000 in increased non-cash expenses for stock option and stock grant activity, $31,000 in rent expense and $28,000 in general and administrative expenses, partially offset by a $431,000 reduction in professional fees consisting primarily of $247,000 in legal fees, $132,000 in decreased non-cash expense for warrants issued to a consultant in 2010 and a $25,000 reduction in lobbyist fees.  The increase in salaries and wages was due to staff increases in research and development, general and administration and sales, as well as, by research and development salaries incurred in the first six months of 2010 and capitalized as software development costs, but expensed in the first six months of 2011.  Non-cash expenses totaled approximately $320,000 and $420,000 for the nine months ended September 30, 2011 and 2010, respectively.

Other Expense.  For the nine months ended September 30, 2011 other expense totaled $23,408, consisting principally of interest expense of $33,590 and a $76,994 one-time, non-cash charge involving management’s election to extend the term of currently outstanding warrants to purchase 3,000,000 shares of our common stock for the holders of our Series B Preferred Stock.  These expenses were offset by a $85,000 gain involving a previously recorded $220,000 contingency liability and associated with a “deal points” settlement agreement executed in September 2010 resulting from a lawsuit commenced in 2009.  For the same period in 2010 other income was $333,806, which consisted primarily of $332,914 in gain on lawsuit settlement.  Other income for 2010 also included interest income on cash and cash equivalents of $5,464, and an interest expense of $57,029.

Liquidity and Capital Resources

Since our formation, we have funded our operations primarily through the sale of equity and debt securities.  As of September 30, 2011, we had $154,847 in cash and cash equivalents, compared to $240,154 as of December 31, 2010.  The decrease during the nine months ended September 30, 2011, was due primarily to a $1,191,370 net cash increase from financing activities, partially offset by $1,268,899 in net cash used in operating activities and $7,778 in net cash used in investing activities.  The net cash increase from financing activities represents proceeds totaling $612,731 from convertible notes payable issued during the first nine months and $682,311 from common stock issued or issuable for cash.  The latter total consists of $537,311 for shares issued in connection with a capital raise earlier this year and $145,000 for shares to be issued for periodic cash payments received from our two OEM distributors as of September 30, 2011, partially offset by $103,672 in payments on notes payable.  We had a working capital deficiency of $1,354,519 on September 30, 2011, compared to a deficiency of $1,404,310 on December 31, 2010.

Plan of Operation for the Next Twelve Months

At September 30, 2011, we had cash and cash equivalents on hand of $154,847 and had a working capital deficiency of $1,354,519.  Net deferred revenues totaling $970,330 accounts for the majority of the deficiency, for which the future service costs are relatively low and incrementally fixed in nature.  Further, preferred stock dividends payable totaling $205,110 may or may not be payable in cash.

For the twelve months ending September 30, 2012, we anticipate approximately $4,000,000 in cash receipts from operations.  Those anticipated receipts are higher than our estimated cash outflows of $3,500,000 to $3,800,000 for the same time period.  We assume for forecasting purposes the cost of anticipated hardware sales is neutral to both cash receipts and cash outflows other than for a slight variation in the timing of the collection of cash and the payment of the hardware; thus those costs are excluded from the anticipated cash receipts and outflows discussed immediately above.  As of October 31, 2011, we had approximately $230,000 in cash and cash equivalents and $600,000 in gross accounts receivable.

Our management has maintained a plan throughout 2011 to ensure that we have adequate cash and liquidity, as described below:

Backlog – executed, not performed contracts:  We have focused on rebuilding the sales backlog and securing customers orders.  As of September 30, 2011, we have a backlog of new, executed, not-performed contracts totaling approximately $246,000.

Customer Quote Log:  We have a quote log of formal quotes submitted to prospective customers after substantive discussions that totals approximately $8,900,000.  We cannot predict when, or if, these quotes will become executed contracts.  Our management and the sales staff focuses on them weekly with emphasis on working with the prospective customers to identify and resolve roadblocks that would prevent the deal from closing.

Capital Funding:

o
As of September 30, 2011, we have raised and collected $1,200,042 in new capital (consisting of $587,311 for equity units and $612,731 for convertible notes).  An equity unit consists of five shares of our common stock and a warrant to acquire one share of our common stock for a unit purchase price of $0.50 per unit ($0.10 per share of common stock).  The exercise price of the warrants is $0.20 per share of common stock and the warrants expire on March 31, 2015.  The convertible notes are due and payable on March 31, 2014.  The notes bear annual simple interest of three percent per annum.  The first interest payment is due on January 2, 2012 with accrued interest paid quarterly thereafter.  The notes may be converted at the holder’s option into shares of our common stock at a conversation rate of $0.10 per share.

o
We expect to continue to access public or private markets whenever conditions are favorable.  Between November 1 and November 10, 2011, we had received $550,000 in new capital from a private placement initiated in October 2011.

Other initiatives:  During the twelve months ending September 30, 2012, we anticipate receiving cash totaling $75,000 in licensing fees from two OEM distributors, with the potential for an additional $130,000, or some portion thereof, being received and based upon certain contingencies.  These agreements relate to our efforts to create a network of OEM distributors in furtherance of our corporate strategy to expand our geographical footprint throughout the United States.  For the two particular OEM distributors, we will issue to the distributor shares of our common stock valued at the time the payment is made, but in no event will the value be less than $0.10 per share.  These shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse pro-rata and quarterly over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.

We believe that the initiatives outlined above provide us with the means of having adequate cash for operations and growth for the twelve months ending September 30, 2012.  If we fail to perform for whatever reason on any one of the initiatives discussed above, our management will review our options for creating new sources of cash or reducing expenses.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We issued additional equity securities in connection with the capital funding referenced above under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Operation for the Next 12 Months” and originally disclosed on our Form 8-K filing, dated March 31, 2011.  In connection with this capital funding, during the three months ended September 30, 2011, we issued 495,200 shares of our common stock and associated warrants (with an exercise price of $0.20 per share) to purchase 99,040 shares of our common stock in exchange for an aggregate $49,520 in cash, and a convertible note in the original principal amount of $31,731.  The convertible notes are convertible at the option of the holder into our common stock shares at a conversion price of $0.10 per share.

The shares of common stock, warrants and convertible notes were offered primarily to individuals that we reasonably believed to be “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock, warrants and convertible notes.  We disclosed to the investors that the shares of common stock, the warrants, the convertible notes and the common stock underlying the warrants and the convertible notes could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares and the warrant included, and the certificates representing the common stock to be issued upon exercise of the warrants or conversion of the notes (if applicable), will include a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Section 1350 Certifications.

101.1**	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: November 14, 2011	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer