Form 10-K
period 2011-12-31
COPsync, Inc.
filed 2012-05-15
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

000-53705
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2011, based on the $0.07 per share closing price for the registrant’s common stock on the OTC Bulletin Board, was $4,770,688.

The number of shares of the registrant’s common stock outstanding as of May 11, 2012 was 148,401,688.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

ITEM 1.                   BUSINESS

Overview

COPsync, Inc. operates a law enforcement in-car, real-time information sharing, communication and data interoperability network.  Over 240 local law enforcement agencies in Texas are currently using or have contracted to use the COPsync network with the intention to share law enforcement data and communicate among themselves in-car, real-time, at the point of incident..

Information Sharing Replaces Information Silos.

State and local law enforcement agencies traditionally operate in information “silos.”  Information about criminals and criminal activity known to one law enforcement agency is typically contained only in the data-bases of that agency and is not shared or made known to other agencies, even those that are geographically proximate.  The only exceptions to these information “silos” are the FBI National Crime Information Center (NCIC) and a state’s law enforcement telecommunications system (LETS).  However, we believe that these data-bases have limited value, because they only provide certain “adjudicated information,” i.e., a record of an adjudicated law enforcement event, such as an arrest, warrant issuance, conviction or prison sentence.  These data-bases do not provide non-adjudicated information, such as the person has made a threat against law enforcement, is a known gang member, has been questioned for suspicious activity involving “x,” or is known to carry a weapon.  Moreover, the NCIC and the LETS information are provided only via radio from the local dispatch office.

With COPsync, patrol officers have in-car, real-time, access to the adjudicated NCIC and LETS data, but also have access to all non-adjudicated data from all other agencies and officers using the COPsync network, regardless of the type of computer infrastructure used by the other agencies.  We believe that we are the only company in the United States today whose business objective is to connect all law enforcement agencies for this purpose.

Electronic Tools Replace Pen and Paper

Virtually all of the work (e.g., traffic citations, arrests, suspicious activity reports, crash reports and DUIs) of a typical patrol officer is currently done with pen and paper.  Our COPsync service provides 21st century electronic tools designed to completely replace pen and paper.  These electronic tools are designed to enable patrol officers to be exceedingly more efficient.  For example, the average DUI in the State of Texas takes 3.5 – 4.0 hours to process, in part because of the many required handwritten forms. Using the COPsync service, an officer can complete the paperwork for a DUI in a fraction of the time.  Routine traffic stops can also be completed much quicker and the tickets can be seamlessly and instantaneously sent to the court records management system for processing using the COPsync service.

Real-Time Communication Replaces Current Virtually No Communication

Today, patrol officers typically cannot communicate in real-time with officers from other agencies because their radios are not interoperable.  Thus, officers have no ability to advise other agencies in real-time of “officer needs assistance” situations, “be on the lookout” (BOLOs), child abductions, robberies or other crimes in progress.

Using the COPsync service, agencies and officers can communicate with each other in real time via instant messaging (computer to computer) or SMS (computer to cell phone).  This ability enables the instantaneous communication of information to one officer, agency, county, state or even the entire country.

Our service was commercially released in the latter part of 2008, and we began generating revenue in the fourth quarter of 2008.  Currently, over 240 law enforcement agencies, primarily in the State of Texas, have contractually subscribed to use our service.

We were incorporated in Delaware in October 2006 as Global Advance Corporation, which operated as a public shell company, with no or nominal assets or operations, until 2008.  The predecessor-in-interest to our current business, PostInk Technology, LP, a Texas limited partnership, was acquired by the public shell company in April 2008 and was subsequently dissolved.

Business Model

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  The subscription fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

●	We incur start-up costs and recurring fixed costs to establish and maintain the service.

●	We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.

●	Subscribers are recruited with the goal of reaching a level of aggregate subscriber payments that exceeds the fixed (and variable) recurring service costs.

●	Adding new subscribers at a high rate and having a high renewal rate among exising subscribers is essential to attaining positive cash flow from operations in the near term.

Assuming we are successful in obtaining new users of our service, as well as retaining high renewal rates of existing users, we anticipate that the recurring nature of the COPsync network subscription model will result in annually recurring, sustainable and predictable cash and revenue growth, year-over-year.

There is no assurance that we will be successful in implementing our business model.  There are numerous risks affecting our business, some of which are beyond our control.  An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment.  Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, those described in Item 1A. “Risk Factors” below.  In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial might also impair our business operations.

Our Products

The COPsync service is a real-time data collection and information sharing service that enables patrol officers (and administrative officers as well) to access federal, state and local law enforcement databases real-time, in-vehicle, at the point of incident.  In particular, we currently provide access to the FBI CJIS database, the Texas law enforcement telecommunications system (TLETS) database, the historical databases of our agency subscribers who have provided us historical access, and the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the U.S. – Mexico border.  As we expand the scope of our operations to states other than the State of Texas, we anticipate that we will provide access to the law enforcement telecommunications systems in those states as well.

The COPsync service eliminates the need for manual processes and we believe increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and incidents and document accidents.  The COPsync service also enables officers to send to other officers in real-time “officer needs assistance” alerts and BOLO (“be on the lookout”) alerts regarding crimes or criminal activity in progress.

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

Sales and Marketing

We sell the COPsync service through direct sales efforts and through OEM distributors and resellers.  Virtually all of our sales to date have been derived from our direct sales efforts.  Beginning in the fourth quarter of 2010, we began establishing contractual relationships with OEM distributors and resellers.  These distribution arrangements are in the early stages of development and we are working with these distributors and resellers to establish processes and systems and otherwise equip them to be effective sales channels for the COPsync service.

Research and Development

We have devoted a large amount of our resources to developing the software that is included in our product.  Our cumulative capitalized software development costs at December 31, 2011 and 2010 were $2,724,082.  The cumulative capitalized software development costs net of amortization costs were $1,309,416 and $1,745,896 at December 31, 2011 and 2010, respectively.  During the year ended December 31, 2011 and 2010, we recorded impairment charges of $296,808 and $580,000, respectively.

Competition

We believe that we are the only law enforcement software network provider to have full data collection and real-time data sharing, directly in the patrol car, and available to all subscribing agencies at the point of incident via a laptop computer, notebook, or handheld devices.  We have designed our product to be “vendor neutral,” meaning it is able to be used with products produced by the other law enforcement technology vendors.   Our network is not designed or intended to replace existing technology being used by our potential agency customers, but is intended to enhance that technology.

There are an estimated 2,100 vendors providing records management, jail management, court management, and computer aided dispatch technology systems.  These vendors are not our competitors inasmuch as our objective is not to disengage them from their customers – rather our objective and business model is to provide the connectivity that connects their law enforcement agency customers to other law enforcement agencies.  Nevertheless, we have to convince these vendors that the COPsync network is not designed to compete with their products, and that we have no intention of competing with them.

Intellectual Property

We rely, and intend to rely, on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our service.  We have filed applications for certain trademarks relating to our business.  We are involved in a dispute with another company over the ownership of the “COPsync” trademark.  The dispute has not resulted in any legal proceedings between the companies. We have filed one patent application covering certain aspects of the COPsync information sharing, communication and data interoperability inter-operability service.

Employees

We had 31 full-time employees as of March 30, 2012, a substantial majority of whom are non-management personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages, and we believe that we have satisfactory employee relations.

Government Regulation

Our business is subject to regulation by various federal and state governmental agencies.  Such regulation includes the anti-trust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the consumer protection laws of the Federal Trade Commission, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.  In addition, our customers and potential customers are all governmental entities.  As a result, their ability to purchase our product could be subject to governmental regulation at the federal, state and local levels.

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

We were incorporated in October 2006.  Our predecessor was formed in January 2005.  We only began realizing revenues from operations in the fourth quarter of 2008.  Given our limited operating history, it will be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as an early stage company.  These uncertainties include:

●	our ability to market and sell our COPsync service for a profit;

●	our ability to recruit and retain skilled personnel; and

●	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

If we are unable to develop and generate additional demand for our service, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our service.  The demand for, and market acceptance of, our service is subject to a high level of uncertainty.  Adoption of new software solutions, particularly by those individuals and enterprises, such as law enforcement agencies, which have historically relied upon traditional means of communication, requires a broad acceptance of substantially different methods of conducting business and collecting and sharing information.  Our service is often considered complex and often involves a new approach to the conduct of business by our customers.  As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our service in order to generate additional demand.  The market for our service may weaken, competitors may develop superior offerings or we may fail to develop acceptable solutions to address new market conditions.  Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We rely predominantly on sales to governmental entities, and the loss of a significant number of our contracts would have a material adverse effect on our business, results of operations and cash flows.

Our sales are predominantly derived from contracts with agencies of local governments.  Our sales, and results of operations, may be adversely affected by the curtailment of these governmental agencies’ use of technology, including curtailment due to governmental budget reductions.  Governmental budgets available to purchase our software service could be negatively affected by several factors, including events we cannot foresee, local budget deficits, U.S. government budget deficits resulting in the curtailment of federal grant programs that would otherwise cover the purchase of our services, current or future economic conditions, a change in spending priorities, and other related exigencies and contingencies.  A significant decline in or redirection of local law enforcement expenditures in the future could result in a decrease to our sales, earnings and cash flows.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our products or lost sales.

Because our software service and the environments in which it operates are complex, our software may contain errors that can be detected at any point in its lifecycle.  While we continually test our service for errors, errors in our service may be found at any time in the future.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our service, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation.  Additionally, because our service supports or relies on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our service, and it may be difficult or impossible to determine where the error resides.

We may not be competitive, and increased competition could seriously harm our business.

Relative to us, some of our current competitors or potential competitors may have one or more of the following advantages:

●	longer operating histories;
●	greater financial, technical, marketing, sales and other resources;
●	positive cash flows from operations;
●	greater name recognition;
●	a broader range of products to offer; and
●	a larger installed base of customers

Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their offerings that are competitive with our service, which may result in increased competition.  As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

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

Additionally, our service is designed for the law enforcement community, which requires us to maintain a sales force that understands the needs of this profession, engages in extensive negotiations and provide high level support to complete sales.  We have limited experience selling into this market.  If we do not successfully market our service to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have experienced losses since our founding.  A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a net loss of $2,614,267 for our fiscal year ended December 31, 2011, and we expect to continue to incur losses for the foreseeable future.  As of December 31, 2011, we had an accumulated deficit of $10,504,531, cash and cash equivalents of $1,074,317, a working capital deficit of $405,268 and a stockholders’ equity deficit of $186,781.  To date, we have funded our operations principally through the sale of our capital stock and debt instruments and cash generated from operations, as well as contributions of capital to our predecessor.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our sales and marketing activities and continue to develop our technology and service.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We may continue to require additional capital to fully implement our business plan.  If we do not obtain sufficient capital, our ability to sell our products and to execute our intended business plan could be negatively impacted.

We are likely to require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all.  Any new financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2011, we had cash and cash equivalents of $1,074,317 and a working capital deficiency of $405,268.  Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

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

Demand for our service depends in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns, such as the one that began in 2008, could cause many of our customers to reduce their levels of capital and maintenance expenditures.  Decreased capital and maintenance spending could have a material adverse effect on the demand for our service and our business, results of operations, cash flow and overall financial condition.

The recent disruptions in the financial markets may adversely impact the availability of credit already arranged and the availability and cost of credit in the future, which could result in the delay or cancellation of projects or capital programs on which our business depends.  In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the capital and maintenance expenditures of our customers.  These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our service, or their ability to pay for our service after purchase.  These conditions could result in bankruptcy or insolvency for customers, which would impact our revenue and cash collections.  These conditions could also result in pricing pressure and less favorable financial terms in our contracts.  We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Our management has determined that there was a material weakness in our internal control over financial reporting as of December 31, 2009 and, therefore, there is a reasonable possibility that a material misstatement of our annual or interim financial statements were not prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.  As of December 31, 2011, our internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

We do not have an audit or compensation committee comprised of independent directors.  All of the functions of the audit committee and the compensation committee are currently performed by the board of directors as a whole.  Only two of our five directors are considered independent.  Thus, there is a potential conflict in that board members who are part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that our predecessor did not incur as a private company.  We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Securities and Exchange Commission.  We expect these rules and regulations to increase legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these rules and regulations may make it more difficult and more expensive for us to retain our director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs than desired to retain that coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

RISK FACTORS RELATING TO OUR COMMON STOCK

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for issuance.  As of March 28, 2012, we had 311,420,054 shares of common stock and 525,000 shares of preferred stock available for issuance.  We have reserved 14,576,415 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 15,100,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 6,257,700 shares of our common stock upon conversion of outstanding convertible notes, 2,491,246 shares of our common stock upon the conversion of accrued dividends on our preferred stock and 1,902,897 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

As of March 28, 2012, the founders of our predecessor, including Russell Chaney, our chairman of the board, and Shane Rapp, our president, and their affiliates, and other members of management beneficially owned a controlling percentage of the voting power of our outstanding shares of common stock.  This could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  As a result, our management will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, our management will be in a position to greatly influence the election of our board of directors, and thus control our affairs.  This concentration of voting power in the hands of our management will also effectively inhibit a non-negotiated merger or other business combination.

 There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is quoted on the OTC Markets Group’s OTC Link ™ quotation platform, which is viewed by most investors as a less desirable, and less liquid, marketplace than the NASDAQ, NYSE and NYSE-AMEX stock exchanges.  There was no active public market for our common stock prior to July 1, 2008.  Since that date, trading in our common stock has been somewhat limited.  There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act.  Our common stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the qualified automated quotation system that has a market price of less than $5.00 per share.  Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

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

Our stock could be subject to volatility.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	actual or anticipated fluctuations in our quarterly and annual results;

●	changes in market valuations of companies in our industry;

●
announcements by us or our competitors of new strategies, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that may affect our prospects;

●	shortfalls in our operating results from levels forecasted by securities analysts;

●	additions or departures of our key personnel;

●	sales of our capital stock in the future;

●	liquidity or cash flow constraints; and

●	fluctuations in stock market prices and volume, which are particularly common for the securities of highly volatile companies pursuing untested strategies

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock.  We will pay dividends in the future at the discretion of our board of directors.  Under the terms of our amended and restated certificate of incorporation, as amended, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our Series B Preferred Stock.  We are also restricted from paying dividends on our common stock unless a dividend is paid on our Series A Preferred Stock in an amount equal to the amount of the dividends for all shares of our common stock into which each such share of Series A Preferred Stock could then be converted.  We are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

ITEM 1B.                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                   PROPERTIES

Our principal properties consist of a facility in Canyon Lake, Texas (approximately 3,000 square feet) and a facility in Dallas, Texas (approximately 6,000 square feet).  Our sales and marketing, finance and administrative functions are located in our Dallas Office.  Our Canyon Lake location is home to our research and development, customer support and other operational activities.  Both facilities are subject to short-term leases, and we believe our present facilities are adequate for our current needs.

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

Prior to July 1, 2008, our common stock did not trade.  The following table shows the high and low daily closing sale prices per share of our common stock on the Over the Counter Bulletin Board for each quarterly period during our fiscal years ended December 31, 2011 and 2010.

	Price Range
Quarter Ending	High	Low
March 31, 2010	0.10	0.07
June 30, 2010	0.14	0.08
September 30, 2010	0.10	0.07
December 31, 2010	0.12	0.07
March 31, 2011	0.10	0.08
June 30, 2011	0.07	0.05
September 30, 2011	0.08	0.06
December 31, 2011	0.08	0.06

As of March 28, 2011, there were approximately 106 holders of record of our common stock, and the closing price on the OTC Link as of March 28, 2011 was $0.07 per share.

Dividend Policy

We have never declared or paid any dividends on our capital stock.  Our outstanding Series A Preferred Stock does not accrue dividends.  Our outstanding shares of Series B Preferred Stock accrue cumulative dividends.

The dividend rate for our Series B Preferred Stock is 7% of the original issue price of that series.  The dividends for the Series B Preferred Stock are accrued and added to the liquidation preference of the Series B Preferred Stock annually.  No dividends may be paid on our Series A Preferred Stock or common stock so long as any dividends on the Series B Preferred Stock remain unpaid.

The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our board of directors may consider appropriate. Under the terms of our amended and restated certificate of incorporation, as amended, we are prohibited from paying dividends on our Series A Preferred Stock or our common stock unless and until all accrued and unpaid dividends are paid on our Series B Preferred Stock.  We are also restricted from paying dividends on our common stock unless a dividend is paid on our Series A Preferred Stock in an amount equal to the amount of the dividends for all shares of our common stock into which each such share of Series A Preferred Stock could then be converted.  We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None

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

Executive Overview

We sell the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Additionally, our system architecture is designed to scale nationwide.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income (loss) from operations and net income (loss), as well as the value of certain assets and liabilities on our balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates.  Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to differ from these estimates materially, the resulting changes could have a material adverse effect on the consolidated financial statements.

Our critical accounting polices include the following:

a.             Revenue Recognition

Our business is to sell subscriptions to the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The agencies subscribe to the service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, we are requested from time-to-time to also sell computers and computer-related hardware (“hardware”) used to provide the in-car service should the customer not already have the hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

Our most common sales are:

1) for new customers – a multiple-element arrangement involving a) the subscription fee, b) integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and c) if applicable, software integration services for enhanced service offerings; and

2) for existing customers – the subscription fees for the annual renewal of an agency’s COPsync subscription service, upon the completion of the agency’s initial subscription period.

We recognize revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in our Statement of Operations.  Shipping charges are billed to customers and are included in operating expenses as an offset to the related shipping costs.

The subscription fees and software integration services are reported as “software license/subscriptions revenues” in our Statement of Operations.  The subscription fees include termed licenses for the contracted officers to have access to the service and the right to receive telephonic customer and technical support, as well as software updates, during the subscription period.  Support for the hardware is normally provided by the hardware manufacturer.

The receipt and acceptance of an executed customer’s service agreement, which outlines all of the particulars of the sale event, is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs for the different elements of revenue as follows:

1) For multiple-element arrangements involving new customers – contractually the lesser period of time of sixty days from contract date or the date officer training services are completed.  Additionally, we request the agency to complete a written customer acceptance at the time training is completed, which will override the contracted criteria discussed immediately above.

2) The subscription fee – the date the officer training is completed and written customer acceptance is received.

3) Software integration services for enhanced service offerings – upon our completion of the integration efforts and verification that the enhanced service offering is available for use by the agency.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered per the executed service agreement. Substantially all of our service agreements do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date”.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  We allocate revenue to each element in an arrangement based on relative selling price. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence ("TPE"), if VSOE is not available, or our best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Additionally, many of our service agreements executed in year 2011 contained grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

We determine VSOE for subscription fees for the initial contract period based on the rate charged to customers based upon a stand-alone sale price for the subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into. The renewal rate is generally equal to the stated rate in the original contract. We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Subscription fee revenue is recognized ratably over the life of the service agreement.

We have determined the hardware products to include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings are sold separately, and as a result, we have VSOE for these products.

For almost all of the our new service agreements, as well as renewal agreements, billing and payment terms are agreed to upfront or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

1) Integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

2) The subscription fee – ratably over the contracted subscription period commencing on the delivery date.

3) Software integration services for enhanced service offerings – immediately upon our completion of the integration and verification that the enhanced service is available for the agency’s use.

4) Renewals – ratably over the renewed subscription or service period commencing on the completion of the previous subscription or service period.

b.             Software Development Costs

We capitalize certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

We determine technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product have been amortized, historically, over fifteen years, based on management’s then estimated economic life of the product.  See Note 3 for a discussion involving an impairment recorded at December 31, 2011, which reduced the estimated economic life of the product to approximately seven years, as well as, an impairment recorded on the product at December 31, 2010, and the respective financial impact therein.

Results of Continuing Operations for the Years Ended December 31, 2011 and 2010

Revenues.

Total revenues of $2,549,316 increased slightly for the period ending December 31, 2011 in comparison to $2,409,287 for the same period in 2010.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenues.  Software license/subscriptions revenue is a key performance indicator of revenue performance in future years since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event and is thus not a key performance indicator of future performance.  Software license/subscriptions revenue of $1,204,530 for the twelve months ending December 31, 2011 increased by $825,216 when compared to $379,314 for the same period in 2010, and comprised 47% of the total revenues, compared to only 16% of total revenues in 2010.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies in 2011, plus the revenue attributable to contract renewals.  Hardware, installation and other revenues of $1,344,786 in fiscal 2011 reflected a decrease of $685,197 when compared to the $2,029,973 for the same period ending December 31, 2010.  The decrease in hardware, installation and other revenues in 2011 reflects a higher percentage of contracts, including renewal contracts, not requiring equipment as compared to 2010.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  We do not believe the resulting increase in deferred revenues has a material effect on our future working capital for the later years of the contract service periods because our continuing customer support costs are incrementally fixed in nature.  Beginning in the third quarter of 2011 many of our contracts contained price discounts.  These discount amounts were allocated, in accordance with applicable accounting guidelines, to the separate, contract elements, such as hardware, installation and officer setup and training, certain integration services and service fees.  As a result, we experienced a lower gross profit on hardware, installation and other revenues in 2011. We expect continued discounting on our contracts products and services in 2012.

We executed service agreements (or contracts) with approximately 100 new agencies in 2011, which was a significant increase over 2010.  While we are pleased with the growth, we believe our 2011 sales were nevertheless negatively impacted by the sluggish overall economy and federal, state and local funding cutbacks.  We believe that these factors will continue to have a negative impact in 2012 although we do expect to sign more new customers in 2012 than we did in 2011.

Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective twelve month periods ending December 31, 2011 and 2010:

	2011		2010
	$	%	$	%

Hardware, installation and other revenues
Revenues	$1,344,786	100%	$2,029,973	100%
Cost of Revenues	1,431,073	106%	1,971,676	97%
Total Gross Profit/(Loss)	$(86,287)	-6%	$58,297	3%

Software License/Subscriptions Revenues
Revenues	$1,204,530	100%	$379,314	100%
Cost of Revenues	304,672	25%	177,621	47%
Impairment on software development costs	296,808	25%	580,000	153%
Total Gross Profit/(Loss)	$603,050	50%	$(378,307)	-100%

Total Company
Revenues	$2,549,316	100%	$2,409,287	100%
Cost of Revenues	2,032,553	80%	2,729,297	113%
Total Gross Profit/(Loss)	$516,763	20%	$(320,010)	-13%

Cost of Revenue minus impairment	1,735,745		2,149,297
Total Gross Profit/(Loss) minus impairment	813,571	32%	259,990	11%

For the years ended December 31, 2011 and 2010, our cost of revenues were $2,032,553 and $2,729,297, respectively. resulting in a gross profit of $516,763 and a loss of $320,010, respectively.  These amounts include impairment on software development costs of $296,808 and $580,000 for the respective years ended December 31, 2011 and 2010 (See Note #3 to the accompanying financial statements).  Prior to classifying the impairment costs into cost of revenues, our gross profit would have been $813,571 (or 34% of revenues) and $259,990 (or 11% of revenues) for the respective years ended December 31, 2011 and 2010.  The improvement in gross profit prior to classifying the impairment costs into cost of revenues reflects a more favorable sales mix of software license/subscriptions revenue, as opposed to hardware, installation and other revenues plus an increase in subscription fees attributable to the greater number of new agency customers in 2011 as compared to 2010.  We experienced lower gross profit performance in hardware, installation and other revenues primarily because of the allocation of contractual discounts, as discussed above.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Our cost of revenues consists of a variable component, which is typically the cost of the hardware being sold and installation services (most of which are performed by third party service providers).  Our customer support group performs selling, customer support, procurement and other administrative duties.  Currently, the costs of the customer support group are reported in operating expenses.

Operating Expenses.

For the years ending December 31, 2011 and 2010, our total operating expenses were $3,201,447 and $2,847,692, respectively.  This $353,755 increase was primarily due to an approximate $912,100 increase in salaries and wages between periods, $49,400 in rent expense and $72,200 in general and administrative expenses, partially offset by a $682,900 reduction in professional fees, consisting primarily of $348,300 in decreased investment and stock analysts and lobbyist fees, and $278,500 in decreased legal fees.  The increase in salaries and wages were due to staff increases for research and development, sales and general and administration, as well as the expense impact of certain research and development expenses that were previously capitalized during the first six months of 2010 as capitalized software development costs, but subsequently expensed.  Rent expense increased because of the opening of our new office in Dallas, Texas.  General and administrative expenses increased primarily due to increased travel and entertainment expenses, third-party, website hosting services and utilities.  Non-cash expenses totaled approximately $341,850 and $421,300 for the year ended December 31, 2011 and 2010, respectively.

Other Income and Expense.

For the period ended December 31, 2011, other income totaled $70,417, consisting principally of a $100,000 gain involving a previously recorded $220,000 contingency liability and associated with a “deal points” lawsuit settlement agreement originally executed in 2010 and ultimately finalized in 2011 and a $9,426 gain on the disposal of assets, partially offset by interest expense of $39,509.  Interest expense for 2011 was lower than for 2010 principally due to the conversion of a convertible note in 2011 discussed below.

For the period ending December 31, 2010, other income was $276,929, which consisted primarily of a $392,914 gain in connection with the same lawsuit settlement discussed above.  Other income for 2010 also included interest income on cash and cash equivalents of $5,773, an interest expense of $68,060, an induced conversion expense of $4,346, which we recorded upon the conversion of a convertible note at a conversion price less than that stated in the note, and a $50,000 impairment loss on a previous $50,000 investment.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of December 31, 2011, we had $1,074,317 in cash and cash equivalents, compared to $240,154 as of December 31, 2010.  The increase was due primarily to a $2,278,962 net cash increase from financing activities and $29,943 in net cash provided by investing activities, partially offset by $1,474,742 in net cash used in operating activities.  The net cash increase attributable to financing activities represents proceeds of $612,731 from the sale of convertible notes in 2011 and $1,827,312 from the sale of common stock in 2011.  The proceeds from the sale of common stock consists of $1,602,312 in capital funding proceeds, a $60,000 deposit for shares of common stock to be issued in year 2012 and $165,000 for periodic cash payments received from our two original equipment manufacturer distributors (“OEM”) in 2011.  These increases were partially offset by $161,081 in payments on certain notes payable.  We had a working capital deficiency of $405,268 on December 31, 2011, compared to a deficiency of $1,404,310 on December 31, 2010.  With regards to the deficiency on December 31, 2011, the current liabilities include $1,033,833 in net deferred revenues attributable to future performance periods under prepaid customer contracts, which we do not believe will have a material effect on our future working capital in the later years of the contract because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At December 31, 2011, we had cash and cash equivalents on hand of $1,074,317 and had a working capital deficiency of $405,268.  Net deferred revenues totaling $1,033,833 exceeds the deficiency, for which we believe the future service costs will be relatively low and incrementally fixed in nature.

We plan to increase our expense levels over 2011 levels to invest in our direct sales efforts and to invest in new product offerings. We expect these increased expense levels to result in negative cash flow during the first two or three quarters of 2012.  We expect to support these planned expense increases by raising additional capital.

As of May 15, 2012, we had obtained written subscriptions for new capital approximating $1,710,000.  The subscriptions were for a unit consisting of five shares of our common stock and one warrant to purchase another share of our common stock, at a purchase price of $0.50 per unit.  We had collected cash proceeds from these subscriptions of approximately $800,000 as of May 15, 2012.  The exercise price of the warrants is $0.10 per share of common stock and the warrants will expire four years from the issuance date.

With these subscriptions and other foreseeable funding sources, we believe we will have adequate cash resources for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2011, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	After 2016

Long-Term Debt Obligations	$65,979	$30,135	$35,844	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	$116,843	$101,865	$14,978	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$57,223	$57,223	$-	$-	$-
Total Contractual Obligations	$240,045	$189,223	$50,822	$-	$-

Recently Issued Accounting Standards

For information regarding our critical accounting policies and estimates, see Note 2 to our financial statements.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments to hedge interest rate and foreign currency exposure.  We do not believe that we have any material exposure to interest rate risk.  We did not experience a material impact from interest rate risk during fiscal 2011.

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

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our chief executive officer and chief financial (and principal accounting) officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based upon that evaluation and the identification of the material weakness in our internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of our limited resources and limited number of employees in our finance and accounting functions.  For the twelve month period ending, December 31, 2011, our procedures to close our books timely and our disclosure controls were not performing at a reasonable level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act are processed, summarized and reported within the time periods established by SEC rules and forms.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, and their respective ages as of March 30, 2012, are as follows:

Name	Age	Position
Russell D. Chaney	50	Chairman of the Board
Ronald A. Woessner	54	Chief Executive Officer and Director
J. Shane Rapp	36	President, Corporate Secretary, Treasurer and Director
Joel Hochberg	77	Director
Joe Alosa	72	Director

The business experience of our directors is as follows:

Russell D. Chaney serves as Chairman of the Board and leads our business development and strategic alliance activities.  Mr. Chaney previously has served as our Chairman of the Board since April 2008 as well as our Chief Executive Officer from April 2008 through October 1, 2010.  Mr. Chaney also served as our Chief Financial Officer for most of that time period.  Prior to joining us, Mr. Chaney served as co-founder and Chief Executive Officer of PostInk Technology, LP from March 2003 until April 2008.  Prior to founding PostInk Technology, Mr. Chaney worked with eBay, Inc. from March 2003 until March 2004, serving the eBay Motors and CARad.com division, as well as Dean of Education for the eBay Motors University.  Before joining eBay, Mr. Chaney served as co-founder and Chief Executive Officer of CARad.com until its acquisition by eBay in March 2003.  Mr. Chaney completed his law enforcement training with San Antonio College in 1989 and immediately began serving as a Deputy Constable, where he continues to serve currently.  Mr. Chaney received an Associate's Degree - Criminal Justice from Southwest Texas State University.  We believe that Mr. Chaney’s qualifications to serve on our board of directors include his past positions with us as our Chief Executive Officer and Chief Financial Officer, his status as a co-founder of our business and his extensive experience in law enforcement.

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

Ronald A. Woessner was elected as our Chief Executive Officer, effective October 1, 2010 and was appointed as a member of our board of directors in June 2011.  Mr. Woessner has worked in a senior executive or legal capacity at publicly-held, start-up and emerging, technology companies for nearly twenty years.  From 2009 until he began working with us on a consulting basis, prior to his appointment as our Chief Executive Officer, in August 2010, Mr. Woessner was a principal at a legal services firm he founded.  From 1998 until 2009, he served as senior vice president and general counsel for Zix Corporation (NASDAQ: ZIXI) and its predecessors-in-interest, a subscription-based, encrypted email SaaS services provider that enables healthcare and financial institutions to comply with HIPAA and GLBA.

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

Joseph R. Alosa was appointed as a member of our board of directors in June 2011, and is the Chief Executive Officer of the Profile Group and Pasty’s, based in Concord, New Hampshire.  Mr. Alosa currently operates 13 successful transportation industry companies throughout New England and brings decades of business experience working with law enforcement agencies in the Northeast.  He serves on numerous community and professional boards in New Hampshire and has served as a representative member of the New England Advisory Board for the Federal Reserve Bank of Boston.  Mr. Alosa is an honors graduate of the Stanford Graduate School’s Executive Management Program.

Our non-director executive officer, and his age and position, as of March 30, 2012, is as follows:

Name	Age	Position
Barry W. Wilson	63	Chief Financial Officer

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

Board of Directors and Committees

Our board of directors currently consists of five members.  Members of our board of directors are elected at the annual meeting of our stockholders and serve until the next annual meeting of our stockholders, or until a successor has been elected and qualified or their earlier death, resignation or removal.  The holders of record of our Series B Preferred Stock, voting as a separate class, are entitled to elect one member of our board of directors so long as at least 175,000 shares of our Series B Preferred Stock are outstanding.  Mr. Hochberg currently serves as the director elected by the Series B Preferred Stock.  Joseph R. Alosa was appointed as a member of our board of directors in June 2011.  Vacancies on our board are filled by a majority vote of the remaining members of our board.

To date, our board of directors has not established a nominating committee, a compensation committee or an audit committee.

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since the date of our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Code of Ethics

We have written a draft code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will submit the draft code of ethics to our board of directors for review and approval in 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Messrs. Alosa and Hochberg, our outside directors, were granted stock options to acquire shares of our common stock in September 2011.  These transactions were reported with the SEC, although not within the 2 business days as required by applicable rules.  Also, in March of 2011 Mr. Chaney, director and co-founder, transferred 2,000,000 shares of his COPsync common stock to Mr. Woessner (as noted elsewhere in this Annual Report) in connection with Mr. Woessner’s inception of employment with the Company and transferred 750,000 shares of his COPsync common stock to a third party who had performed consulting work for the Company during its formative years.  Also, in August 2011 Mr. Rapp, director and co-founder, transferred 1,000,000 shares of his COPsync common stock to the adverse party in connection with the settlement of certain litigation, as discussed elsewhere in this Annual Report.  These transfers have not yet been reported although they will be in the near-term.

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2011 and 2010 paid to our chief executive officer and our other most highly compensated executive officers as of December 31, 2011.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

				Stock	Option
Name and		Salary	Bonus	Awards	Awards	Total
Principal Position	Year	($)	($)	($)	($)	($)
Ronald A. Woessner (1)	2011	180,000	--	--	--	180,000
Chief Executive Officer	2010	45,000	--	180,000	172,612	397,612
Barry W. Wilson (2)	2011	144,000	--	--	--	144,000
Chief Financial Officer	2010	18,000	--	--	85,492	103,492
Russell D. Chaney (3)	2011	120,000	--	--	--	120,000
Chairman of the Board	2010	120,000	--	--	--	120,000
J. Shane Rapp	2011	91,000	--	--	--	91,000
President	2010	84,245	--	--	--	84,245

(1)
Mr. Woessner became Chief Executive Officer in October 2010.  Mr. Woessner received 2,000,000 shares of our common stock, valued at $0.09 per share.  Additionally, Mr. Woessner received options to purchase 2,000,000 shares of common stock for $0.09 per share.

(2)	Mr. Wilson became our Chief Financial Officer in November 2010. Mr. Wilson received options to purchase 1,250,000 shares of common stock for $0.08 per share.
(3)           Mr. Chaney served as our Chief Executive Officer through October 2010.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2011 for each of the named executive officers.

Name	Number of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ronald A. Woessner (1)	1,166,665	$0.09	7/27/2020	1,166,665	105,000
Barry W. Wilson (2)	729,165	$0.08	9/1/2020	---	---
Russell D. Chaney (3)	90,000	$0.09	12/16/2019	---	---
J. Shane Rapp	---	---	---	---	---

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

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees who are not covered by a collective bargaining agreement.  Our employees are eligible to participate in the plan following one year of service.  We made no matching contributions to participants in 2011 or 2010.  Expenses relating to the 401(k) plan were approximately $383 for the fiscal year ended December 31, 2011 and $250 for the fiscal year ended December 31, 2010.  We have no other plans that provide for the payment of retirement benefits or benefits that will be paid primarily after retirement.

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

Under a stock restriction agreement entered into as of August 27, 2010, we issued to Mr. Woessner 2,000,000 shares of our restricted common stock, which shares were conveyed to us by Mr. Chaney for grant to Mr. Woessner.  In the stock restriction agreement, we make certain arrangements relating to the transfer and disposition of the restricted stock.  The restricted stock vests ratably in twelve quarterly installments beginning December 1, 2010.  The stock restriction agreement also provides for acceleration of vesting upon the following events: (1) the employment of Mr. Woessner is terminated without cause; (2) the occurrence of a change in control; or (3) Mr. Woessner terminates his employment for good reason.  Upon the occurrence of any of these events, all unvested restricted shares shall immediately vest, provided that Mr. Woessner is employed by us on the date of the acceleration event.  Otherwise, shares of the restricted that are unvested are forfeited on the date that Mr. Woessner ceases to serve as our employee, unless he continues to serve the Company as a consultant or an outside director.  Upon forfeiture, all of the Mr. Woessner’s rights with respect to the forfeited unvested shares cease and terminate, without any further obligations on our part.

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

Director Compensation

Except for the compensation to which Mr. Chaney and Mr. Rapp are entitled pursuant to the terms of their respective employment agreements, and the compensation to which Mr. Woessner is entitled in connection with his service as our Chief Executive Officer, none of Mr. Chaney, Mr. Rapp or Mr. Woessner receives any further compensation for service on our board of directors.

Our formal plan for compensating outside directors provides for the annual issuance of stock options to purchase shares of the Company’s common stock at a future date.  The program consists of a 50,000 share option grant at the time of initial election to our board of directors, and an annual 25,000 share option grant in January of each year, assuming at least six months service on our board at the time of the option grant.  The vesting of the stock options is for a three-year period, with 33% vesting on one-year anniversary date, and the remainder vesting ratably over the next eight quarters.

Summary Director Compensation Table

			Stock	Option
		Fees	Awards	Awards	Total
Director's Name	Year	($)	($)	($)	($)
Joel Hochberg (1)	2011	-	-	3,664	3,664

Joe Aloso (2)	2011	-	-	5,496	5,496

		-	-	9,160	9,160
(1)           Mr. Hochberg received options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share.
(2)           Mr. Alosa received options to purchase 75,000 shares of common stock at an exercise price of $0.10 per share.

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

Plan Category	(Column A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(Column B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(Column C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in (Column A)

Equity Compensation Plans approved by security holders:
2009 Long-Term Incentive Plan	7,445,833	$0.09	1,902,897

Equity Compensation Plans not approved by security holders*:	- -	- -	- -

TOTAL	7,445,833		1,902,897
 *The Company has no such plans.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of April 20, 2012, concerning beneficial ownership of our capital stock held by (1) each person or entity known by us to beneficially own more than 5% of any class of our voting securities, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Percentages are calculated based on 148,251,688 shares of our common stock, 100,000 shares of our Series A preferred stock and 375,000 shares of our Series B preferred stock outstanding as of April 20, 2012.  The address for the officers and directors is our corporate office located at 2010 FM 2673, Canyon Lake, Texas 78133.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Voting Power (9)
Russell D. Chaney	45,936,975	(1)	30.9%	100,000	100.0%	--	--	50.7%

J. Shane Rapp	15,993,259	(2)	10.8%	100,000	100.0%	--	--	38.2%

Ronald A. Woessner	3,666,669	(3)	2.5%	--	--	--	--	1.0%

Barry W. Wilson	729,169	(4)	*	--	--	--	--	--

Joel Hochberg	5,700,000	(5)	3.7%	--	--	118,750	31.7%	2.0%

Joe Alosa	2,000,000	(6)	1.3%	--	--			*

Byron Cook	3,000,000	(8)	2.0%	--	--	75,000	20.0%	1.3%

Global Vision Hldg.	2,000,000	(8)	1.3%	--	--	50,000	13.3%	1.3%

Griggs Family L.T.	1,250,000	(8)	*	--	--	31,250	8.3%	*

SDS Holding LP	1,000,000	(8)	*	--	--	25,000	6.7%	*

Bill Journey	1,000,000	(8)	*	--	--	25,000	6.7%	*

RSIV, LLC	1,070,990	(7)	*	100,000	100.0%	--	--	31.9%

Veronica W, LLC	5,700,000	(5)	3.7%	--	--	118,750	31.7%	2.0%

All directors and executive officers, as a group (6 persons)	72,955,082		43.9%	100,000	100.0%	118,750	31.7%	60.0%
*           Represents less than 1% of class.

(1)
Includes 43,687,286 shares held by Mr. Chaney directly, 1,103,699 shares held jointly with his spouse, 75,000 shares purchasable by Mr. Chaney’s spouse within 60 days under an option agreement, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(2)
Includes 15,993,259 shares held by Mr. Rapp directly, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(3)
Includes 500,000 shares held by Mr. Woessner directly, 2,500,000 shares of restricted common stock, vesting in 12 equal quarterly installments beginning on December 1, 2010, and 1,166,669 shares purchasable by Mr. Woessner within 60 days under an option agreement.

(4)           Includes 729,169 shares purchasable by Mr. Wilson within 60 days under an option agreement.
(5)
Includes 4,750,000 shares issuable upon conversion of 118,750 shares of our Series B preferred stock held by Veronica W, LLC, which is controlled by Mr. Hochberg, and 950,000 shares issuable upon exercise of a warrant held by Veronica.  Our Series B preferred stock vote with our common stock on the basis of 40 votes per share of Series B preferred stock.

(6)           Includes 2,000,000 shares held by Mr. Alosa directly.
(7)	Includes 970,990 shares held directly by RSIV, LLC and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.
(8)	Mr. Cook, Global Vision Holding, Griggs Family Living Trust, SDS Holding LP, and Mr. Journey directly own Series B preferred stock, exclusively.
(9)
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

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, we determined that Joel Hochberg and Joe Alosa are “independent directors” as defined under the rules of The Nasdaq Stock Market.

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and must be approved by disinterested members of our board of directors.

Upon the election of Ronald A. Woessner as our chief executive officer, he was granted 2,000,000 share of our restricted common stock in 2010.  Russell D. Chaney, our chairman of the board of directors, subsequently transferred 2,000,000 shares of common stock from his personal holdings to us to fund the grant of these shares to Mr. Woessner.  The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement, and as discussed above.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal year ended December 31, 2010, Morrill & Associates LLC, was our principal accountant.

In March 2012, we engaged PMB Helin Donovan LLP, Certified Public Accountants, as our independent registered public accounting firm, and requested that they perform an audit of our financial statements for year ended December 31, 2011.  The respective firms billed the approximate fees set forth below:

Audit Fees

Fees for respective audit services totaled approximately $25,000 paid to PMB Helin Donovan, LLP for the year ended December 31, 2011 and $44,000 paid to Morrill & Associates, LLC for the year ended December 31, 2010.  In addition, we paid approximately $12,646 to Morrill & Associates, LLC in fees associated with reviews of our quarterly reports on Form 10-Q during the year ended December 31, 2011, and services that are normally provided in connection with statutory and regulatory filings or engagements.

There were no other fees, including audit-related fees or tax fees, paid to our principal accountants for the year ended December 31, 2011 or for the year ended December 31, 2010.

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

COPSYNC, INC.

Date: May 15, 2012	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONALD A. WOESSNER	Chief Executive Officer and Director	May 15, 2012
Ronald A. Woessner	(Principal Executive Officer)

/s/ BARRY W. WILSON	Chief Financial Officer	May 15, 2012
Barry W. Wilson	(Principal Financial Officer)

/s/ RUSSELL CHANEY	Chairman and Director	May 15, 2012
Russell Chaney

/s/ SHANE RAPP	President and Director	May 15, 2012
Shane Rapp

	Director	May 15, 2012
Joel Hochberg

	Director	May 15, 2012
Joseph R. Alosa

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).

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

10.4
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between Russell D. Chaney and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.5
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between J. Shane Rapp and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.6
Stock Restriction Agreement, dated as of August 27, 2010, by and between Ronald A. Woessner and registrant.  (Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011).

10.7
Form of Indemnification Agreement, dated as of October 14, 2009, by and between registrant and its officers and directors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.8	Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-161882)).
10.9	Form of Warrant, issued by the registrant to certain investors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).
10.10	Form of Convertible Note, issued by the registrant to certain investors (Incorporated by reference to the registrant’s Current Report on Form 8-k filed with the Commission on April 6, 2011).

23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Morrill & Associates, LLC
23.3*	Consent of Morrill & Associates, LLC
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Section 1350 Certifications.
101.1**	101.INS (XBRL Instance Document)

101	101.SCH (XBRL Taxonomy Extension Schema Document)

101	101.CAL (XBRL Calculation Linkbase Documents)

101	101.LAB XBRL Taxonomy Label Linkbase Document)

101	101.DEF (XBRL Taxonomy Linkbase Document)

101	101.PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of COPsync, Inc.

We have audited the accompanying balance sheet of COPsync, Inc. as of December 31, 2011, and the related statement of operations, stockholders’ equity, and cash flows for year ended December 31, 2011. COPsync, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of COPsync, Inc. as of and for the year ended December 31, 2010 were audited by other auditors whose report dated April 15, 2011 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COPsync, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

Dallas, TX
May 15, 2012

COPSYNC, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$1,074,317	$240,154
Accounts receivable, net	106,919	148,939
Prepaid expenses	60,425	46,021

Total Current Assets	1,241,661	435,114

PROPERTY AND EQUIPMENT

Computer hardware	57,561	52,363
Computer software	20,713	18,259
Fleet vehicles	108,384	156,183
Furniture and fixtures	7,872	50,832

Total Property and Equipment	194,530	277,637
Less: Accumulated Depreciation	(83,269)	(128,056)

Net Property and Equipment	111,261	149,581

OTHER ASSETS

Software development costs, net	1,309,416	1,745,896
Debt issuance costs, net	-	4,208

Total Other Assets	1,309,416	1,750,104

TOTAL ASSETS	$2,662,338	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	December 31,	December 31,
	2011	2010
CURRENT LIABILITIES

Accounts payable and accrued expenses	$528,951	$590,465
Accrued settlement costs	-	220,000
Deferred revenues	1,033,833	746,513
Convertible notes payable	-	6,249
Notes payable, current portion	84,145	149,621

Total Current Liabilities	1,646,929	1,712,848

LONG-TERM LIABILITIES

Deferred revenues	553,615	373,951
Convertible notes payable	612,731	29,162
Notes payable, non-current portion	35,844	104,984

Total Long-Term Liabilities	1,202,190	508,097

Total Liabilities	2,849,119	2,220,945

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 148,251,688 and 130,106,113 shares issued and outstanding, respectively	14,826	13,011
Common stock to be issued, 2,459,061 and 2,175,000 shares, respectively	284,315	104,000
Common stock warrants to be issued	131,961	131,961
Additional paid-in-capital	9,886,601	7,650,100
Accumulated deficit	(10,504,531)	(7,785,265)

Total Stockholders' Equity (Deficit)	(186,781)	113,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,662,338	$2,334,799

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

REVENUES

Hardware, installation and other revenues	$1,344,786	$2,029,973
Software license/subscriptions revenues	1,204,530	379,314

Total Revenues	2,549,316	2,409,287

COST OF REVENUES

Hardware and other costs	1,431,073	1,971,676
Software license/subscriptions	165,000	-
Amortization of capitalized licensing costs	139,672	177,621
Impairment on capitalized licensing costs (Note 3)	296,808	580,000

Total Cost of Revenues	2,032,553	2,729,297

GROSS PROFIT (LOSS)	516,763	(320,010)

OPERATING EXPENSES

Depreciation and amortization	42,131	39,084
Professional fees	337,228	1,020,157
Salaries and wages	2,289,419	1,377,334
Rent	77,675	28,280
Other general and administrative	454,994	382,837

Total Operating Expenses	3,201,447	2,847,692

LOSS FROM OPERATIONS	(2,684,684)	(3,167,702)

OTHER INCOME (EXPENSE)

Interest income	500	5,773
Gain on settlement of debt	100,000	392,914
Gain on asset disposals	9,426	648
Interest expense	(39,509)	(68,060)
Induced conversion expense	-	(4,346)
Impairment on investment	-	(50,000)

Total Other Income (Expense)	70,417	276,929

NET LOSS BEFORE INCOME TAXES	(2,614,267)	(2,890,773)

INCOME TAXES	-	-

NET LOSS	$(2,614,267)	$(2,890,773)

Series B preferred stock dividend	(104,999)	(192,645)
Cost of Series B warrants extension	(113,984)	-

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(2,833,250)	$(3,083,418)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	135,765,341	127,911,302

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
 Statements of Stockholders' Equity (Deficit)
For the year ended December 31, 2011 and 2010

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock To Be	Common Stock Warrants To Be	Treasury	Additional Paid-in	Accumulated	Total Shareholder Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2010	100,000	$10	362,500	$36	126,086,967	$12,609	$19,633	$-	$-	$6,800,120	$(4,701,847)	$2,130,561

Series B Preferred shares and warrants issued for cash at $4.00 per unit	-	-	12,500	1	-	-	-	-		68,032	-	$68,033

Common stock issued to employees for services rendered at prices ranging from $0.08 to $0.14 per share	-	-	-	-	1,179,601	118	-	-		129,214	-	$129,332

Common stock issued for cash at $0.10 per share	-	-	-	-	2,500,000	250	-	-		249,750	-	$250,000

Common stock issued for cash received during 2009 at $0.15 per share	-	-	-	-	130,885	13	(19,633)	-		19,620	-	$-

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share, including induced conversion expense	-	-	-	-	108,660	11	-	-		15,201	-	$15,212

Common stock issued persuant to a settlement agreement at $0.10 per share	-	-	-	-	100,000	10	-	-		9,990	-	$10,000

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-		82,250	-	$82,250

Common stock to be issued per an agreement with an advisory firm at $0.60 per share	-	-	-	-	-	-	45,000	-		-	-	$45,000

Amortization of restricted stock grant	-	-	-	-	-	-	-	-		15,000	-	$15,000

Common stock to be issued to a former employee at $0.09 per share	-	-	-	-	-	-	9,000	-		-	-	$9,000

Stock deposit received for common stock to be issued	-	-	-	-	-	-	50,000	-		-	-	$50,000

Valuation of common stock warrants to be issued	-	-	-	-	-	-	-	131,961		-	-	$131,961

Valuation of the vested portion of employee stock options granted during December 2009	-	-	-	-	-	-	-	-		73,854	-	$73,854

Series B Preferred stock - deemed dividends from accretion of Preferred discounts	-	-	-	-	-	-	-			69,726	(87,759)	$(18,033)

Valuation of warrants granted to a consulting firm during 2010	-	-	-	-	-	-	-	-		12,457	-	$12,457

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-		104,886	(104,886)	$-

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(2,890,773)	$(2,890,773)

Balance, December 31, 2010	100,000	$10	375,000	$37	130,106,113	$13,011	$104,000	$131,961	$-	$7,650,100	$(7,785,265)	$113,854

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit) (Continued)
For the year ended December 31, 2011 and 2010

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock To Be	Common Stock Warrants To Be	Treasury	Additional Paid-in	Accumulated	Total Shareholder Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-		79,000	-	$79,000

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-		160,759	-	$160,759

Common stock shares issued to former employee at $0.09 per share	-	-	-	-	100,000	10	(9,000)	-		8,990	-	$-

Common stock issued for conversion of a convertible note at $0.10 per share	-	-	-	-	522,465	52	-	-		52,194	-	$52,246

Two million common stock shares returned to treasury stock at $0.09 per share	-	-	-	-	(2,000,000)	-	-	-	(180,000)	180,000	-	$-

Two million common stock shares issued at $0.09 per share to CEO	-	-	-	-	2,000,000	-	-	-	180,000	(180,000)	-	$-

Amortization of restricted stock grants										60,000		$60,000

One million common stock shares returned to treasury stock at $0.06 per share	-	-	-	-	(1,000,000)	-	-	-	(60,000)	60,000	-	$-

One million common stock shares issued pursuant to a legal settlement at $0.06 per share	-	-	-	-	1,000,000	100	-	-	-	59,900	-	$60,000

One million common stock shares issued from treasury stock pursuant to a legal settlement at $0.06 per share	-	-	-	-	1,000,000	-	-	-	60,000	-	-	$60,000

Issuance of common stock subscribed					500,000	50	(50,000)			49,950		$-

Common stock shares issued for cash at $0.10 per share	-	-	-	-	16,023,110	1,603	-	-		1,600,709	-	$1,602,312

Stock deposit for common stock shares to be issued	-	-	-	-	-	-	60,000	-		-	-	$60,000

Common stock shares to be issued to two resellers for cash payments at $0.10 per share	-	-	-	-	-	-	165,000	-		-	-	$165,000

Common stock shares to be issued for services provided by reseller							14,315					$14,315

Series B preferred stock - cumulative dividends	-	-	-	-	-	-	-	-		104,999	(104,999)	$-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(2,614,267)	$(2,614,267)

Balance, December 31, 2011	100,000	$10	375,000	$37	148,251,688	$14,826	$284,315	$131,961	$-	$9,886,601	$(10,504,531)	$(186,781)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,614,267)	$(2,890,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,803	216,705
Amortization of note discount	14,589	31,452
Induced conversion expense	-	4,346

Employee and non-employee stock compensation	160,759	218,272
Common stock issued for services rendered	-	69,000
Issuance of common stock for services rendered	-	12,666
Amortization of restricted stock grants	60,000	-
Capital contributed/co-founders' forfeiture of contractual compensation	79,000	82,250
Gain on asset disposals	(9,426)	(648)
Gain from settlement of debt	(100,000)	(392,914)
Impairment of capitalized software	296,808	580,000
Impairment of investment	-	50,000
Change in operating assets and liabilities:
Accounts receivable	42,020	(108,568)
Debt issuance costs	4,208	12,500
Prepaid expenses	12,061	(7,179)
Deferred revenues	481,299	587,171
Accounts payable and accrued expenses	(83,596)	480,138

Net Cash Used in Operating Activities	(1,474,742)	(1,055,582)

CASH FLOWS FROM INVESTING ACTIVITIES

Software development costs	-	(158,142)
Proceeds from asset disposals	60,000	-
Purchases of property and equipment	(30,057)	(19,172)

Net Cash Provided/(Used) by in Investing Activities	29,943	(177,314)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(161,081)	(18,485)
Proceeds received on convertible notes	612,731	-
Proceeds from common stock to be issued	165,000	-
Proceeds from stock deposit for common stock to be issued	60,000	50,000
Proceeds from issuance of common stock for cash	1,602,312	50,000
Proceeds from issuance of series B preferred shares for cash	-	250,001

Net Cash Provided by Financing Activities	2,278,962	331,516

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	834,163	(901,380)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,154	1,141,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,074,317	$240,154

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,735	$4,181
Cash paid for taxes	$4,978	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed by notes payable	$-	$73,687
Common stock issued in lieu of accrued expenses	$-	$126,665
Common stock issued in conversion of notes payable and accrued interest	$52,246	$10,866

Series B Preferred stock dividends	$104,999	$192,645
Financing of Insurance Policy	$26,465	$23,120

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Notes to Financial Statements

NOTE 1 -       NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

COPsync, Inc. (“the Company”), sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Additionally, our system architecture is designed to scale nationwide.

The Company was incorporated on October 23, 2006, in Delaware.

At December 31, 2011, the Company had cash and cash equivalents of approximately $1,075,000, a working capital deficit of approximately $635,000 and an accumulated deficit of $10,680,000.  Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures.  The Company’s management believes it will generate sufficient revenues to meet its working capital needs in future periods.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business in the current fiscal year. The Company intends to raise additional working capital to support its operations, either through private placements and/or bank financing.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements and/or bank financing necessary to support the Company’s working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able to continue its operations or execute its business plan.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.             Basis of Presentation

The accompanying financial statements include the accounts of COPsync, Inc., and are prepared in accordance with accounting principles generally accepted in the United States of America and are prepared on the accrual method of accounting.

b.             Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial statements.

c.             Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2011	2010
Cash in bank	$1,056,156	$167,967
Money market funds	18,161	72,187

Cash and cash equivalents	$1,074,317	$240,154

COPSYNC, INC.
Notes to Financial Statements

d.             Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2011, the Company had approximately $18,000 at the two financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  As of December 31, 2011 and 2010, the Company had not recorded an allowance for doubtful accounts.

e.             Use of Estimates

The preparation of accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include primarily those required in the valuation or impairment analysis of capitalization of labor under software development costs, property and equipment, revenue recognition, allowances for doubtful accounts, stock-based compensation, warrants, litigation accruals and valuation allowances for deferred tax assets. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

f.             Property and Equipment

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

Computer hardware/software	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Depreciation expense on property and equipment was $42,131 and $39,084 for the years ended December 31, 2011 and 2010, respectively.

g.             Long-lived Assets

The Company reviews its long-lived assets including property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Examples of such events could include a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, difficulties or delays in integrating the business or a significant change in the operations of an acquired business.

COPSYNC, INC.
Notes to Financial Statements

An impairment test involves a comparison of undiscounted cash flows from the use of the asset to the carrying value of the asset.  Measurement of an impairment loss is based on the amount that the carrying value of the asset exceeds its fair value.  No impairment losses were incurred in the periods presented.

h.             Software Development Costs

The Company capitalizes certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product have been amortized, historically, over fifteen years, based on management’s then estimated economic life of the product.  See Note 3 for a discussion involving an impairment recorded at December 31, 2011, which reduced the estimated economic life of the product to approximately seven years, as well as, an impairment recorded on the product at December 31, 2010, and the respective financial impact therein.

i.              Research and development

Research and development costs are charged to expense as incurred.

j.              Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities.

The fair value framework requires a categorization of assets and liabilities, which are required at fair value, into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

At December 31, 2011 and 2010, the Company had no such assets or liabilities that were reported at fair value.

COPSYNC, INC.
Notes to Financial Statements

k.             Revenue Recognition

The Company’s business is to sell subscriptions to the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The agencies subscribe to the service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, the Company is requested from time-to-time to also sell computers and computer-related hardware (“hardware”) used to provide the in-car service should the customer not already have the hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

The Company’s most common sales are:

1) for new customers – a multiple-element arrangement involving a) the subscription fee, b) integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and c) if applicable, software integration services for enhanced service offerings; and

2) for existing customers – the subscription fees for the annual renewal of an agency’s COPsync subscription service, upon the completion of the agency’s initial subscription period.

The Company recognizes revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, evidenced when product title transfers to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in the Company’s Statement of Operations.  Shipping charges are billed to customers and are included in operating expenses as an offset to the related shipping costs.

The subscription fees and software integration services are reported as “software license/subscriptons revenues” in the Company’s Statement of Operations.  The subscription fees include termed licenses for the contracted officers to have access to the service and the right to receive telephonic customer and technical support, as well as software updates, during the subscription period.  Support for the hardware is normally provided by the hardware manufacturer.

The receipt and acceptance of an executed customer’s service agreement, which outlines all of the particulars of the sale event, is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs for the different elements of revenue as follows:

1) For multiple-element arrangements involving new customers – contractually the lesser period of time of sixty days from contract date or the date officer training services are completed.  Additionally, the Company requests the agency to complete a written customer acceptance at the time training is completed, which will override the contracted criteria discussed immediately above.

2) The subscription fee – the date the officer training is completed and written customer acceptance is received.

3) Software integration services for enhanced service offerings – upon the Company’s completion of the integration efforts and verification that the enhanced service offering is available for use by the agency.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered per the executed service agreement. Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date”.

COPSYNC, INC.
Notes to Financial Statements

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  The Company allocates revenue to each element in an arrangement based on relative selling price. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Additionally, many of the Company’s service agreements executed in year 2011 contained grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

The Company determines VSOE for subscription fees for the initial contract period based on the rate charged to customers based upon a stand-alone sale price for the subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into. The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Subscription fee revenue is recognized ratably over the life of the service agreement.

The Company has determined the hardware products to include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings are sold separately, and as a result, the Company has VSOE for these products.

For almost all of the Company’s new service agreements, as well as renewal agreements, billing and payment terms are agreed to upfront or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

1) Integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

2) The subscription fee – ratably over the contracted subscription period commencing on the delivery date.

3) Software integration services for enhanced service offerings – immediately upon the Company’s completion of the integration and verification that the enhanced service is available for the agency’s use.

4) Renewals – ratably over the renewed subscription or service period commencing on the completion of the previous subscription or service period.

l.              Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s balance sheets. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations. The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2011 and 2010.

COPSYNC, INC.
Notes to Financial Statements

m.            Basic and Fully Diluted Loss Per Share

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, convertible preferred stock and dividends or the exercise of convertible debentures.

The Company's common stock equivalents, at December 31, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2011	2010
Convertible Debentures Outstanding	6,257,700	500,000
Warrants Outstanding	7,130,582	4,125,000
Stock Options Outstanding	7,445,833	7,100,000
Preferred Stock Outstanding	15,100,000	15,100,000
Dividends on Preferred Stock Outstanding	2,491,246	1,318,607

Total Common Stock Equivalents	38,425,361	28,143,607

n.             Stock Based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.   These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company has historically issued stock options and vested and non-vested stock grants to employees and, beginning in 2011, to outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

o.             Newly Adopted Pronouncements

Testing for Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The new guidance does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually for impairment or between tests if events or circumstances warrant. The amended guidance is effective for the Company for fiscal year 2012, with earlier adoption permitted. The Company does not anticipate that this new guidance will have a material impact on its financial statements.

Presentation of Other Comprehensive Income

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance is effective for the Company for fiscal year 2012, and must be applied retrospectively for all periods presented in the financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. The Company  does not anticipate that this new guidance will have a material impact on our financial statements.

COPSYNC, INC.
Notes to Financial Statements

p.             Preferred Stock Issuances with Beneficial Conversion Features

The Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company calculates an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.

q.           Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity. The Company repurchased 3,000,000 shares of our common stock, having a fair value under the cost method of $240,000 during year ended December 31 2011, and re-issued the stock as follows: 2,000,000 shares of restricted shares of common stock granted to Ron A. Woessner upon his appointment as CEO; and 1,000,000 shares of common stock issued to a third party in a litigation matter involving the Company.  At December 31, 2011 and December 31, 2010, the total value of the Company’s treasury stock was zero.

Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account entitled treasury stock. The equity accounts that were credited for the original share issuance (common stock, paid-in capital in excess of par, etc.) remain intact. When the treasury shares are reissued, proceeds in excess of cost are credited to a paid-in capital account. Any deficiency is charged to retained earnings (unless paid-in capital from previous treasury share transactions exists, in which case the deficiency is charged to that account, with any excess charged to retained earnings).

NOTE 3 -       SOFTWARE DEVELOPMENT COSTS

Software development costs as of December 31, 2011 and 2010, respectively, are as follows:

	December 31,
	2011	2010
Capitalized software development costs	$2,724,082	$2,724,082
Accumulated amortization	(537,858)	(398,186)
Sub-total	2,186,224	$2,325,896
Cumulative Impairment charge	(876,808)	(580,000)
Total	$1,309,416	$1,745,896

Future amortization expense is as follows:

Year Ended December 31,	Expense
2012	$436,480
2013	$436,480
2014	$436,456

Amortization expense related to these costs was $139,672 and $177,621 for the years ended December 31, 2011 and 2010, respectively.  At December 31, 2011, the Company recorded a $296,808 impairment following the Company’s review of the capitalized software for impairment.  This impairment reflects a shortening of the original life of the capitalized software from fifteen years to approximately seven years.  Further, the Company has elected to update the software code supporting the COPsync service to take advantage of the latest technological capabilities and to migrate to a more efficient platform by the end of 2014.

As of December 31, 2010, the Company recorded impairment on the capitalized software development costs totaling $580,000, or approximately 25% of its then net value at December 31, 2010.  At that time, management determined that a portion of the software code supporting the COPsync service needed to be rewritten to enhance its scalability with respect to providing the COPsync service outside the State of Texas, and to provide a more rapid integration capability with vendors and agencies as well as to reduce support costs. The extent of the task was estimated to be between 25% to slightly over 50% of the software code needed to be rewritten.  Management chose the low end of the estimated range in recording the impairment.  The then balance of the unamortized capitalized software development costs was to be amortized over the remainder of its original fifteen year life, which has now changed as discussed above.

COPSYNC, INC.
Notes to Financial Statements

NOTE 4 -        INCOME TAXES

As of December 31, 2011, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $6,180,000.  The net operating loss carry-forwards expire between 2028 and 2031.

Deferred tax assets and liabilities at December 31, consist of the following:

	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$2,101,200	$1,485,800
	-	-

Total deferred tax assets	2,101,200	1,485,800

Valuation allowance	(2,101,200)	(1,485,800)

Net deferred tax assets	$-	$-

Income tax benefit differs from the expected statutory rate as follows:

	2011	2010
Expected federal income tax benefit	$(888,900)	$(982,900)
Stock expense	20,400	68,400
Stock option and warrant expense	54,700	74,200
Other	31,800	40,100
Adjustment – NOL prior year	166,600	–
Change in valuation allowance	615,400	800,200
Income tax benefit	$–	$–

A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carry-forwards may be impaired or limited in certain circumstances.  These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period.

COPSYNC, INC.
Notes to Financial Statements

NOTE 5 -        NOTES PAYABLE

Notes payable as of December 31, 2011 and 2010 consisted of the following:

	Collateral	Interest	Monthly		December 31,
Type	(If any)	Rate	Payments	Maturity	2011	2010

Bank	Autos	6.75%	$482	Apr. 2014	$12,404	$17,231
Bank	Autos	8.25%	$811	Nov. 2012	7,615	17,176
Bank	Autos	6.75%	$308	Sep. 2013	6,062	9,239
Bank	Autos	6.75%	$562	Oct. 2015	14,831	27,699
Bank	Autos	7.00%	$799	Nov. 2014	25,066	32,708
Insurance	-	5.30%	$2,626	Nov. 2012	24,011	20,552
Settlement	-	** 0%	$10,000	Mar. 2012	30,000	130,000
Total notes payable					$119,989	$254,605
Less: Current portion					$(84,145)	$(149,621)

Long-term portion					$35,844	$104,984

Future principal payments on long-term debt is as follows:

2012	$84,145
2013	23,141
2014	12,703
2015 & thereafter	-
Total	$119,989
** Imputed interest was immaterial in 2011 and 2010

NOTE 6 -       CONVERTIBLE NOTES PAYABLE

In July 2009, the Company issued a convertible note payable with a face value of $50,000.  The two-year note accrued interest at three percent per annum and contained a beneficial conversion feature in the amount equal to its face, which was recorded as a discount to the note.  In May 2011, the principal amount of the note plus $2,246 in accrued interest were converted into 522,465 shares of common stock at the stated conversion price of $0.10 per share of common stock.  The Company recorded amortization of discount in the amount of $14,589 and $35,411 for years ended December 31, 2011 and 2010, respectively.

COPSYNC, INC.
Notes to Financial Statements

Throughout the first three quarters of 2011, the Company received a total of $612,731 in proceeds from unrelated individuals from the issuance of new convertible notes payable.  The notes bear simple interest at 3% per annum, payable quarterly, commencing in January 2012, and are due on the third anniversary of the date of issuance.  The notes may be converted into shares of the Company’s common stock at the holder’s option at a conversion rate of $0.10 per share.  Of the convertible notes issued, notes with an aggregate principal amount totaling $581,085 mature in March 2014 and a single convertible note with a principal amount totaling $31,646 matures in June 2014.

The Company accrued interest in the amount of $13,039 for the year ended December 31, 2011.

Convertible notes payable at December 31, 2011 and December 31, 2010 are summarized as follows:

	December 31,
	2011	2010

Total convertible notes payable	$612,731	$50,000
Less; unamortized note discount	$--	$(14,589)

Convertible notes payable, net	$612,731	$35,411
Less: current portion	$--	$(6,249)

Convertible notes payable, net, long-term portion	$612,731	$29,162

NOTE 7 -        STOCK TRANSACTIONS

Preferred Stock Series A

The Company issued a total of 100,000 shares of its Series A Preferred Stock in April 2008 as partial consideration for its acquisition of a 100% ownership interest in PostInk Technology, LP (“PostInk”).  Each share of Series A Preferred Stock is convertible into one share of common stock, but has voting rights on a basis of 750 votes per share.  These shares are held by the former general partner of PostInk, which is owned by the co-founders of the Company.

Preferred Stock Series B

During 2009, the Company completed a private placement of its equity securities in which the Company raised $1,450,000 in gross proceeds.  During 2010, an additional $50,000 was raised in the private placement consisting of 12,500 shares of Series B Convertible Preferred Stock with detachable warrants and valued at $68,033.

The Series B preferred stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B stock purchased.  The purchase price for each unit was $4.00 per share of Series B stock purchased.

As a result of this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock. The Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of common stock.

The Company used the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company allocated the proceeds received from the Series B Preferred stock issuance and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  With regards to the 12,500 shares issued in during 2010, the Company recorded a discount totaling $18,033 based on the beneficial conversion feature and the valuation of the 100,000 warrants granted.  This discount was amortized over the earliest conversion period, which was 90 days.

COPSYNC, INC.
Notes to Financial Statements

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

Also in connection with this private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the Securities and Exchange Commission by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.  As of year ended December 31, 2011, the Company has not received a request of the holders of a majority of those shares to effect a registration statement with the Securities and Exchange Commission.

The Series B Preferred Stock i) accrues dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) has  a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, iii) is convertible into 40 shares of the Company’s common stock, subject to adjustments for issuances by the Company of common stock at less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued accumulated dividends as of December 31, 2011 and 2010 of $231,575 and $126,576, respectively, on the Series B Preferred Stock.

 Common Stock

During the year ended December 31, 2010, the Company issued a total of 1,021,270 shares of common stock to two separate employees for services rendered during 2009, valued at $116,665, which was previously accrued at December 31, 2009.  During the fourth quarter of 2010, the Company issued 158,331 shares of common stock to a former employee for services rendered in 2010, valued at $12,667.  An additional 2,500,000 shares of common stock were issued to three investors for cash proceeds received during 2010 totaling $250,000, or $0.10 per share.  One of the investors was also issued a total of 250,000 warrants to purchase common stock as part of the subscription, exercisable at $0.20 per share until July 7, 2011.

During 2010, the Company issued a total of 130,885 shares of common stock for cash proceeds of $19,633 received in 2009.

During 2010, the Company issued 108,660 shares of common stock to an individual in connection with the conversion of convertible note payable and accrued interest totaling $10,866, convertible at $0.10 per share.  This convertible note payable was originally convertible at $0.20 per share, rather than $0.10 per share.  Accordingly, on the date of conversion, the Company recorded an additional expense of $4,346 during 2010 as an induced conversion expense.

As discussed in Note 10 below, the Company was involved in an arbitration proceeding before the American Arbitration Association regarding a purported $200,000 loan from Rocket City Enterprises, Inc.  During late 2010, the parties settled the proceeding.  As part of this settlement, the Company agreed to issue 100,000 shares of the Company’s common stock, subject to a nine-month sale restriction, valued at $10,000, or $0.10 per share, the value of the shares of the date of the settlement.

COPSYNC, INC.
Notes to Financial Statements

During 2011, the Company received gross proceeds and commitments totaling $1,602,312 from twenty-three individual investors. The private placements were completed pursuant to a series of subscription agreements between the Company and the investors. Pursuant to the terms of the subscription agreements, the Company agreed to sell to the investors an aggregate of 16,023,110 shares of the Company’s common stock and detachable four-year warrants, at a 20% coverage level, to purchase an aggregate of 3,255,582 shares of common stock.  Also related to the 2011 private placements, the Company received a $60,000 deposit in 2011 for shares of common stock and associated warrants to be issued in 2012.

For the private placements, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor. The purchase price for each Equity Unit was $0.10 per share of common stock purchased.

In August 2011, the Company successfully negotiated terms of a definitive settlement agreement involving a litigation matter originating in 2009.  The various performance requirements of the definitive settlement agreement were executed by all parties.  Relative to 2,000,000 common stock shares to be conveyed to two outside parties, the shares were valued on the date of the settlement agreement, August 28, 2011, at $0.06 per share or $120,000. The original accrual recorded by the Company in June 2010 at the time the “deal points” agreement was executed was $220,000. The specifics of the transaction involved the Company issuing 1,000,000 shares of common stock with a total value of $60,000 to one outside party.  Separately, one of the Company’s co-founders conveyed 1,000,000 shares of common stock from his personal holdings back to the Company.  The returned shares were recorded in treasury stock at a value of $60,000 or $0.06 per share.  Upon issuance of the 1,000,000 shares of common stock to the second outside party, the Company recorded the total value of $60,000 in paid-in capital.  The $100,000 difference between the value of these two issuances and the original $220,000 accrual was recorded as a gain on settlement of debt in the Statement of Operations.

The Company also recorded contributed capital of $79,000 and $82,250, respectively, during the years ended December 31, 2011 and 2010, related to the forfeiture of contractual compensation involving the two co-founders.

Common Stock to be Issued

During 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share.  These shares have not yet been issued to the advisory firm at December 31, 2011, in as much as the Company disputes that the shares are owed.

Pursuant to an agreement reached in 2010 the Company and a former employee involving the former employee’s separation from service with the Company, it was agreed the Company would issue 100,000 shares of common stock to be issued as part of the separation agreement, valued at $9,000, or $0.09 per share.   The shares were issued in 2011.

Ronald A. Woessner was elected as the Company’s chief executive officer, effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock valued at $180,000, or $0.09 per share.  One of the Company’s founders transferred 2,000,000 shares of common stock from his personal holdings to the Company to fund the grant of these shares to Mr. Woessner.  The returned shares were recorded in treasury stock at a value of $180,000 or $0.09 per share.  Upon issuance of the 2,000,000 shares of common stock to Mr. Woessner in the second quarter of 2011, the Company recorded the total value of $180,000 in paid-in capital.  The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement.   The $180,000 value is being expensed on a quarterly basis, as the shares vest.  Accordingly, for the years ended December 31, 2011 and 2010, the Company recorded amortization of restricted stock grants of $60,000 and $15,000, respectively, with the remaining $105,000 to be amortized on a quarterly basis over the remainder of the vesting term at $15,000 per quarter.

On December 31, 2010, the Company received a $50,000 deposit from a Company executive.  These funds were to be invested pursuant to the Company’s first 2011 privte placement, which took place in the first and second quarters of 2011.   As a result, the Company issued 500,000 shares of common stock at $0.10 per share in the second quarter of 2011.

COPSYNC, INC.
Notes to Financial Statements

As previously discussed in Note 7 above, the Company also granted in 2010 warrants to purchase an additional 100,000 shares of its common stock pursuant to the Series B Preferred Stock private placement.  These warrants have an exercise price of $0.20 per share and expire on October 14, 2013.

Related to the Company’s second 2011 private placements discussed above, the Company received a $60,000 deposit in 2011 for 600,000 shares of common stock and associated warrants to be issued in year 2012.

The Company has distributor agreements with two original equipment manufacturer (“OEM”) distributors whereby common stock will be issued to the OEMs in an amount equal to the first $250,000 of licensing fees generated by the OEMs.  During 2011, the Company received cash totaling $165,000 in licensing fees under these agreements.  The amount of stock to be issued was determined each time a payment was made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the receipt of payment.  As a result, a total of 1,640,909 shares of common stock have been earned by the OEM distributors during 2011 under these distributor agreements.  The Company has also agreed to issue 143,152 shares of common stock valued at $0.10 per share to one of the OEM distributors relating to $14,315 in credits issued by the Company for services rendered on behalf of the Company by the OEM distributor.  All of these shares of common stock issued under the distributor agreements are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones. The licensing fee revenue paid by the OEMs has been included in revenues and the value of shares to be issued have been included in cost of sales in the statement of operations.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at December 31, 2011 and December 31, 2010.

	At December 31, 2011		At December 31, 2010
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

An agreement with an advisory firm at $0.60 per share	75,000	$45,000	75,000	$45,000
Common stock to be issued to former employee at $0.09 per share	-	-	100,000	9,000
A stock deposit received for common stock to be issued at $0.10 per share	-	-	500,000	50,000
Two private placements for cash at $0.10 per share	600,000	60,000	-	-
Two reseller agreements for paid license fees as provided by the agreements	1,640,909	165,000	-	-
A single reseller for provided services	143,152	14,315	-	-

Total number of shares and value	2,459,061	$284,315	675,000	$104,000

 NOTE 8-        OUTSTANDING WARRANTS

During 2009, pursuant to certain advisory agreements, the Company granted warrants to purchase a total of 875,000 shares of common stock to two separate advisory firms, exercisable at either $0.10 or $0.20 per share, which expire between June 17, 2012 and June 5, 2014.  Fair market values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, with an additional expense of $12,457 being recorded under the Black-Scholes option pricing model during the first six months of 2010.

Also during 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount was expensed over the twelve-month contract at $3,750 per month.  The agreement also called for the advisory firm is to receive seven year, cashless exercise to purchase 1,500,000 shares of common stock at $0.10 per share valued at $131,961.  In as much as the Company disputes that the warrants are owed, the 1,500,000 warrants had not yet been granted to the advisory firm as of December 31, 2011.  Therefore, the warrants are recorded in common stock warrants to be issued in the stockholders’ equity section of the balance sheet.

During 2010, the Company issued warrants to purchase a total of 250,000 shares of common stock to an individual in conjunction with a subscription agreement.  These warrants were exercisable at $0.20 per share and expired on June 7, 2011.

The warrants for private placements in 2011 have an exercise price of $0.20 per share of common stock, and expire four years from the date of issuance. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment (under formula set forth in the warrants) upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the; or (iv) a liquidation or dissolution of the Company.

COPSYNC, INC.
Notes to Financial Statements

With regards to the expiration or cancellation of outstanding warrants, an additional 2,500,000 shares of common stock were issued to three investors for cash proceeds received during 2010 totaling $250,000, or $0.10 per share, as discussed in Note 7 above.  One of the investors was also issued a total of 250,000 warrants to purchase common stock as part of the subscription, exercisable at $0.20 per share.  These warrants expired on July 7, 2011.

The Company purportedly issued warrants to purchase 15,000,000 shares of its common stock to an individual in conjunction with the April 2008 acquisition agreement with PostInk, which warrants were exercisable at $0.05 per share, and would have expired on April 1, 2012.  Pursuant to a litigation settlement discussed in Note 10 below, in 2010 these 15,000,000 warrants were cancelled in lieu of the Company’s obligation to issue the warrant holder 1,000,000 shares of common stock in exchange for the warrants.  During 2009, and pursuant to certain private placements at $0.40 per share, the Company also granted warrants to purchase a total of 264,800 shares of common stock to the investors, exercisable at $0.60 per share, which expired on March 1, 2010.

During 2010, the Company estimated the fair value of the stock warrants based on the following weighted average assumptions:

Risk-free interest rate	1.76% - 2.85%
Expected life	36 months - 60 months
Expected volatility	232% - 244%
Dividend yield	0.0%

A summary of the status of the Company’s outstanding warrants and the changes during 2010 and 2011 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2010	19,039,800	$0.06

Granted	350,000	$0.20

Cancelled	(15,000,000)	$0.05
Expired	(264,800)	$0.60

Outstanding, December 31, 2010	4,125,000	$0.10

Exercisable, December 31, 2010	4,125,000	$0.10

Granted	3,255,582	$0.20

Expired	(250,000)	$0.20

Outstanding, December 31, 2011	7,130,582	$0.20

Exercisable, December 31, 2011	7,130,582	$0.20

COPSYNC, INC.
Notes to Financial Statements

The following is a summary of outstanding and exercisable warrants at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding at 12/31/11	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/11	Weighted Average Exercise Price

0.10	50,000	2.43	0.10	50,000	0.10
0.20	7,080,582	2.60	0.20	7,080,582	0.20

$0.10 - 0.20	7,130,582	2.59	$0.20	7,130,582	$0.20

NOTE 9 -       Common Stock Options and Share-Based Compensation

At December 31, 2011, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Company’s Board of Directors on September 2, 2009. Non-qualified options under the 2009 Stock Long Term Incentive Plan can be granted to employees, officers, outside directors, and consultants of the Company. There were 10,000,000 shares of Common Stock authorized for issuance under the 2009 Long Term Incentive Plan. The options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years. As of December 31, 2011, 7,445,833 plan options were outstanding, and 2,310,000 plan options were exercisable with a weighted average exercise price of $0.09 per share.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are reported when actual forfeitures occur.

As of December 31, 2011 and 2010, the Company recorded $160,459 and $73,854 in share-based compensation expenses, respectively.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2011.

COPSYNC, INC.
Notes to Financial Statements

The summary activity under the Company’s 2009 Long Term Incentive Plan is as follows:

	December 31, 2011			December 31, 2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	7,100,000	$0.09			3,150,000	$0.09
Granted	1,075,000	$0.10			5,600,000	$0.09
Exercised	–	$0.00			─	$0.00
Forfeited/ Cancelled	(729,167)	$0.09			(1,650,000)	0.00

Outstanding at period end	7,445,833	$0.09		2.51	7,100,000	$0.09		3.55

Options vested and exercisable at period end	2,310,000	$0.09		─	665,834	$0.09		─

Weighted average grant-date fair value of options granted during the period	$0.10				$0.09

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.08	3,150,000	2.92	$0.08	995,834	$0.08
$0.09 – $0.10	4,295,833	2.21	$0.10	1,314,166	$0.10
	7,445,833			2,310,000

COPSYNC, INC.
Notes to Financial Statements

A summary of the status of the Company’s non-vested shares as of December 31, 2011 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2010	6,434,166	$0.09
Granted	1,075,000	$0.08
Forfeited	(729,167)	$0.09
Vested	(1,644,166)	$0.08
Non-vested	5,135,833	$0.08

As of December 31, 2011, there was approximately $425,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.55 years.  The intrinsic value of options vesting in year 2011 was $134,541.

During 2011, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	2.03% - 2.44%
Expected life	3 years
Expected volatility	143% - 156%
Dividend yield	0.0%

During 2010, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.85% - 2.85%
Expected life	3 years - 5 years
Expected volatility	164% - 170%
Dividend yield	0.0%

COPSYNC, INC.
Notes to Financial Statements
NOTE 10 -     COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective May 28, 2010, the Company entered into a one year “referral compensation agreement” with a third party consulting firm.  Pursuant to this agreement, the firm would facilitate meetings and introductions on behalf of the Company with certain potential investors in return for the Company’s agreement to pay the consulting firm compensation for these introductory services if an investment, either directly or indirectly, results as a consequence of these services.  The consulting firm was entitled to a 5% finder’s fee on the proceeds or value invested in the Company during the term of the agreement.  However, the consulting firm would not be entitled to any compensation under this agreement for any investment in the Company that would be used by the Company to pay the consulting firm the monthly retainer required in the “professional services agreement” described below.  No finder’s fees were paid to this consulting firm in the years ending 2011 and 2010.

Effective June 2, 2010, the Company entered into a one-year “professional services agreement” with this same firm. Pursuant to this separate agreement, the firm provided government relations and consulting services,sales services and tech support.  As consideration for these services, the consulting firm was entitled to a monthly retainer payment of $30,000.  Such payments were contingent upon receipt by the Company of investments that the Company was able to secure, with the assistance of the consulting firm, for that purpose, up to an amount of $360,000 for the term of the agreement.  In addition to the monthly retainer payment, the consulting firm would be entitled to a commission equal to amounts actually received by the Company in excess of $49.95 per user per month generated from any contract secured as a result of the firm’s efforts.  The consulting firm assisted the Company in receiving $250,000 of new investments during year ended 2010.  As a result, the Company paid the investment firm $190,000 and $60,000 in 2010 and 2011, respectively.  The professional services agreement expired in June 2011.

Office Leases

Through mid-August 2010, the Company had two separate operating leases for its office space.  Both leases were on a month-to-month basis.  Each lease required a monthly payment of $1,200 per month and could be terminated by either party at any time.  Both of these leases were terminated and the respective office space vacated in mid-August 2010.  One of the leases was with the Company’s previous chief executive officer, which has since expired (see Note 12).  During August 2010, the Company consolidated its office space by moving to a new location in Canyon Lake, Texas, and in so doing, entered into a new one-year lease agreement with monthly rental payments of $1,500.  The rent agreement provides for renewal options consisting of two, one-year renewals at the same rental rate of $1,500 per month; after which, the lease becomes a month-to-month lease.  The Company’s Canyon Lake location contains the Company’s research and development, customer support and other operational activities.

On March 15, 2011, the Company executed a sub-lease agreement for office space in Dallas, Texas, with occupancy effective April 1, 2011.  Located in this new facility are the Company’s sales and marketing, finance and administrative functions.  The sublease agreement entailed a twenty-three month lease arrangement with monthly payments of $7,489 per month, and with rent for the first three months having been waived.  Ratable rent expense of $6,512 per month is being reported during the term of the sub-lease.

Future annual lease payments as of December 31, 2011 are as follows:

	2012	2013
Dallas Office	$89,865	$14,978
Canyon Lake Office	$12,000	-

Total Lease Payments	$101,865	$14,978

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

COPSYNC, INC.
Notes to Financial Statements

The following litigation matters commencing during 2009 were resolved during the two years ends December 31, 2010 and December 31, 2011, as described below:

1)             In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April, 2011 and $10,000 is to be paid each succeeding calendar month until fully paid.  These payments did not bear interest.  As additional consideration in the settlement of the arbitration proceeding, COPsync delivered 100,000 shares of its common stock to RCTY valued at $10,000.

2)             In 2009, the Company filed a lawsuit against an individual who held convertible notes payable of the Company in the principal amount of $472,000 and various entities we believed to be affiliated with that individual, as described in our previous filings with the SEC.  In June 2010, we entered into a “deal points” settlement with the opposing parties.  The agreement was an enforceable contract, and contemplated a full settlement agreement, with mutual releases, to be executed.  In August 2011, the parties negotiated the terms of the definitive settlement agreement.  In pertinent part, the deal points settlement agreement provides that : (i) if we complete financing with a party introduced to us by the principal defendant or another identified individual, we will pay 45% of the funds raised pursuant to such financing toward the principal and accrued interest allegedly owed under the purported $472,000 principal amount loans described above; otherwise, these purported loans are discharged; (ii) we would issue to one of the defendants one million unrestricted shares of our common stock in exchange for purported warrants to purchase 15 million shares of our common stock; (iv) we would issue an additional one million restricted shares of our common stock to another defendant; and (v) all parties will release all claims and counterclaims with prejudice.

The “deal points” settlement agreement was intended to be enforceable as a binding settlement agreement, and as a result, the Company recorded accrued settlement costs of $220,000 as of September 30, 2010, which represented the market value of the 2,000,000 shares of common stock to be issued pursuant to the agreement on June 6, 2010 ($0.11 per share).  The difference between this accrual and the discharge of the convertible notes payable and related accrued interest through June 6, 2010 was recorded as a lawsuit settlement gain, totaling $392,914, during year ended December 31, 2010.  This gain was recorded since management of the Company believes that the eventual payment of the $472,000, plus accrued interest, settlement amount as discussed previously, is considered to be remote.

In August 2011 the Company successfully negotiated terms of a definitive settlement agreement involving a litigation matter originating in 2009.  The various performance requirements of the definitive settlement agreement were executed by all parties.  Relative to 2,000,000 common stock shares to be conveyed to two outside parties, they were valued on the date of the settlement agreement, August 28, 2011, at $0.06 per share or $120,000. The original accrual recorded by the Company in June 2010 at the time the deal points agreement was executed was $220,000. The specifics of the transaction involved the Company issuing 1,000,000 shares of common stock with a total value of $60,000 to one outside party.  Separately, one of the Company’s co-founders conveyed 1,000,000 shares of common stock from his personal holdings back to the Company.  The returned shares were recorded in Treasury stock at a value of $60,000 or $0.06 per share.  Upon issuance of the 1,000,000 shares of its common stock to the second outside party, the total value of $60,000 was recorded in Paid-in capital.  The $100,000 difference between the value of these two issuances and the original $220,000 accrual was recorded as a gain on settlement of debt in the Statement of operations.

If there is any dispute about any point in the final settlement agreement on which the parties cannot agree, the deals point agreement provides that the matter is to be submitted to a disinterested arbitrator to decide the issue.

NOTE 11 -      RELATED PARTY TRANSACTIONS

Through mid-August 2010, the Company leased its corporate office space on a month-to-month basis from the Company’s previous chief executive officer.  The monthly payment on the lease agreement was $1,200 per month and the agreement could be terminated by either party at any time.  This lease was terminated and the office space vacated in mid-August (see Note 10).

Please note the Company has disclosed other related party transactions throughout the financial disclosures where deemed appropriate.

NOTE 12 -      SUBSEQUENT EVENTS

As of May 15, 2012, the Company had obtained written subscriptions for new capital approximating $1,710,000.  The subscriptions were for a unit consisting of five shares of our common stock and one warrant to purchase another share of our common stock, at a purchase price of $0.50 per unit.  We had collected cash proceeds from these subscriptions of approximately $800,000 as of May 15, 2012.  The exercise price of the warrants is $0.10 per share of common stock and the warrants will expire four years from the issuance date.