Form 10-Q
period 2012-03-31
COPsync, Inc.
filed 2012-05-21
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2012, was 148,401,688 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$440,936	$1,074,317
Accounts receivable, net	97,872	106,919
Prepaid expenses	55,544	60,425

Total Current Assets	594,352	1,241,661

PROPERTY AND EQUIPMENT

Computer hardware	57,561	57,561
Computer software	20,713	20,713
Fleet vehicles	139,390	108,384
Furniture and fixtures	7,872	7,872

Total Property and Equipment	225,536	194,530
Less: Accumulated Depreciation	(92,050)	(83,269)

Net Property and Equipment	133,486	111,261

OTHER ASSETS

Software development costs, net	1,200,296	1,309,416
Debt issuance costs, net	-	-

Total Other Assets	1,200,296	1,309,416

TOTAL ASSETS	$1,928,134	$2,662,338

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$435,099	$528,951
Deferred revenues	1,087,773	1,033,833
Notes payable, current portion	48,644	84,145

Total Current Liabilities	1,571,516	1,646,929

LONG-TERM LIABILITIES

Deferred revenues	677,275	553,615
Convertible notes payable	612,731	612,731
Notes payable, non-current portion	50,355	35,844

Total Long-Term Liabilities	1,340,361	1,202,190

Total Liabilities	2,911,877	2,849,119

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 148,251,688 issued and outstanding, respectively	14,826	14,826
Common stock to be issued, 3,065,909, and 2,459,061 shares, respectively	345,000	284,315
Common stock warrants to be issued	131,961	131,961
Additional paid-in-capital	9,989,935	9,886,601
Accumulated deficit	(11,465,512)	(10,504,531)

Total Stockholders' Deficit	(983,743)	(186,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,928,134	$2,662,338

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES

Hardware, installation and other revenues	$382,503	$208,344
Software license/subscription revenues	359,368	179,522

Total Revenues	741,871	387,866

COST OF REVENUES

Hardware and other costs	442,404	228,413
Software license/subscription revenues	221,311	50,146

Total Cost of Revenues	663,715	278,559

GROSS PROFIT	78,156	109,307

OPERATING EXPENSES

Research and development	347,505	132,298
Sales and marketing	361,960	230,471
General and administrative	297,778	427,674

Total Operating Expenses	1,007,243	790,443

LOSS FROM OPERATIONS	(929,087)	(681,136)

OTHER INCOME (EXPENSE)

Interest income	4	70
Additional expense for warrant term extension	-	(76,994)
Interest expense	(5,870)	(13,383)

Total Other Income (Expense)	(5,866)	(90,307)

NET LOSS BEFORE INCOME TAXES	(934,953)	(771,443)

INCOME TAXES	-	-

NET LOSS	$(934,953)	$(771,443)

Series B preferred stock dividend	(26,178)	(25,890)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(961,131)	$(797,333)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	148,251,688	130,106,113

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(934,953)	$(771,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,901	47,399
Amortization of note discount	-	6,249
Employee and non-employee stock compensation	42,406	36,152
Additional expense for granting of warrants	-	76,994
Common stock to be issued for services rendered	-	63,750
Amortization of restricted stock grants	15,000	15,000
Capital contributed/co-founders' forfeiture of contractual compensation	19,750	19,750
Change in operating assets and liabilities:
Accounts receivable	9,047	83,640
Debt issuance costs	-	3,125
Prepaid expenses	4,881	8,269
Deferred revenues	177,600	(16,309)
Accounts payable and accrued expenses	(93,702)	(78,457)

Net Cash Used in Operating Activities	(642,070)	(505,881)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(6,846)	-

Net Cash Used in Investing Activities	(6,846)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(45,150)	(12,209)
Proceeds received on convertible notes	-	405,378
Proceeds from common stock to be issued	60,685	-
Proceeds from issuance of common stock for cash	-	290,000

Net Cash Provided by Financing Activities	15,535	683,169

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(633,381)	177,288

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,074,317	240,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$440,936	$417,442

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$13,896	$1,971
Cash paid for income tax	$3,374	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed with notes payable	$24,160	$-
Series B Preferred stock dividends	$26,178	$25,890

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed consolidated financial statements of COPsync, Inc. ("COPsync," the "Company," "we," "our," "us") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of COPsync. Inc. (“COPsync” or the “Company”) as of March 31, 2012, and its results of operations and cash flows for the three month period ended March 31, 2012.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

At March 31, 2012, the Company had cash and cash equivalents of approximately $440,936, a working capital deficit of approximately $977,164 and an accumulated deficit of $11,465,512.  Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures.  The Company’s management believes it will generate sufficient revenues to meet its working capital needs in future periods.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business in the current fiscal year. The Company intends to raise additional working capital to support its operations, either through private placements and/or bank financing.

As of May 18, 2012, we had obtained written subscriptions for new capital approximating $1,848,000.  The subscriptions were for a unit consisting of five shares of our common stock and one warrant to purchase another share of our common stock, at a purchase price of $0.50 per unit.  We anticipate collecting at least $1,000,000 by June 30, 2012, The exercise price of the warrants is $0.10 per share of common stock and the warrants will expire four years from the issuance date.

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

NOTE 2 - NATURE OF ORGANIZATION

COPsync, Inc. sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Additionally, our system architecture is designed to scale nationwide.

The Company was incorporated on October 23, 2006, in Delaware.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

a.             Basis of Presentation

The accompanying condensed financial statements include the accounts of COPsync, Inc., and are prepared in accordance with accounting principles generally accepted in the United States of America and are prepared on the accrual method of accounting.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

b.             Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial statements.

c.             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At March 31, 2012, the Company had approximately $5,000 at the two financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  As of March 31, 2012 and 2011, the Company had not recorded an allowance for doubtful accounts.

d.             Use of Estimates

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

e.             Software Development Costs

The Company capitalizes and amortizes certain software development costs incurred subsequent to the establishment of technological feasibility over the estimated lives of the related products.

The Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design, and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, development costs for that product have been amortized, historically, over fifteen years, based on management’s then estimated economic life of the product.  See Note 3 for a discussion involving an impairment recorded at December 31, 2011, which reduced the estimated economic life of the product to approximately seven years, as well as an impairment recorded on the product at December 31, 2010, and the respective financial impact therein.

f.             Revenue Recognition

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

The Company’s most common sales are:

1)
For new customers – a multiple-element arrangement involving a) the subscription fee, b) integration of the COPsync software and a hardware appliance (in which the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and c) if applicable, software integration services for enhanced service offerings; and

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

The Company reports sales of the hardware and related services for hardware installation and agency and officer set-up and training as “Hardware, installation and other revenues” in the Company’s Statement of Operations.  Shipping charges are billed to customers and are included in operating expenses as an offset to the related shipping costs.

The Company reports subscription fees and software integration services as “software license/subscriptions revenues” in the Company’s Statement of Operations.  The subscription fees include termed licenses for the contracted officers to have access to the service and the right to receive telephonic customer and technical support, as well as software updates, during the subscription period.  Support for the hardware is normally provided by the hardware manufacturer. The receipt and acceptance of an executed customer’s service agreement, which outlines all of the particulars of the sale event, is the primary method of determining that persuasive evidence of an arrangement exists.

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
Notes To Condensed Financial Statements
(unaudited)

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  The Company allocates revenue to each element in an arrangement based on relative selling price. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Additionally, many of the Company’s service agreements executed in 2011 contained grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

The Company determines VSOE for subscription fees for the initial contract period based on the rate charged to customers based upon a stand-alone sale price for the subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the relevant service agreement or contract. The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Subscription fee revenue is recognized ratably over the life of the service agreement.

The Company has determined that hardware products include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings are sold separately, and as a result, the Company has VSOE for these products.

For almost all of the Company’s new service agreements, as well as renewal agreements, billing and payment terms are agreed to upfront or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

1) Integration of the COPsync software and a hardware appliance (when the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

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

g.              Share-based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.   These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company has historically issued stock options and vested and non-vested restricted stock grants to employees and, beginning in 2011, to outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance is effective for the Company for fiscal year 2012, and must be applied retrospectively for all periods presented in the Company’s financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented. The Company does not anticipate that this new guidance will have a material impact on its financial statements.

In the first quarter of 2012, the adoption of other accounting standards had no material impact on the Company’s financial position, results of operations or cash flows.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 5 – NOTES PAYABLE

Total notes payable at March 31, 2012 was $98,999, representing a net decrease $20,990 for the three month period ended March 31, 2012.  The following table shows the components of notes payable at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
Loan Type	2012	2011
Bank	$82,413	$65,978
Insurance	16,586	24,011
Settlement	-	30,000
Total notes payable	$98,999	$119,989
Less: Current portion	$(48,644)	$(84,145)
Long-term portion	$50,355	$35,844

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April, 2011 and $10,000 is to be paid each succeeding calendar month until fully paid.  The unpaid balance at December 31, 2011 totaled $30,000, which was paid in full during the first quarter of 2012.  The monthly payments bore no interest.

The notes payable balance for bank loans involving automobiles increased by $16,435, during the three-month period ended March 31, 2012, and consisted of an additional note payable totaling $24,160 for the purchase of two used automobiles, offset by payments of $7,725 for existing bank loans collateralized by automobile.  The new note payable was for five years with interest rate of six percent per annum.

During the three-month period ended March 31, 2012, the Company also made monthly payments totaling $7,425 on a single note payable involving the short-term financing of certain of the Company’s business insurance polices.

NOTE 6 - PREFERRED STOCK

Preferred Stock Series A

The Company issued a total of 100,000 shares of Series A Preferred Stock in April 2008 as partial consideration for its acquisition of a 100% ownership interest in PostInk Technology, LP (“PostInk”).  Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock, but votes with the common stock  on a basis of 750 votes per share.  These shares are held by the former general partner of PostInk, which is owned by the co-founders of the Company.

Preferred Stock Series B

During 2009 and the first quarter of 2010, the Company completed a private placement of its equity securities in which the Company raised $1,500,000 in gross proceeds.  Pursuant to this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock, which is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, and as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at a price of $0.20 per share of common stock.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The shares of Series B Preferred Stock issued in this private placement  i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) is convertible into 40 shares of common stock, subject to adjustments for issuances by the Company of common stock at less than $0.10 per share, and iv) has the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends for the three-month period ended March 31, 2012 and 2011, of $26,178 and $25,890, respectively, on the Series B Preferred Stock.

NOTE 7 - COMMON STOCK TO BE ISSUED

During 2009, the Company entered into a twelve-month agreement with a separate advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000 or $0.60 per share.  The Company has not issued these shares to the advisory firm at March 31, 2012, as the Company disputes that the shares are earned.

During 2011, the Company received a $60,000 deposit from two individual investors for 600,000 shares of common stock and associated warrants to be issued in year 2012 as part of the Company’s private placements to raise additional capital.  The private placements were completed pursuant to subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell shares of the Company’s common stock and detachable four-year warrants, at a 20% coverage level to the investors. For each of the private placements, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased, or $0.50 per Equity Unit.

The Company has distributor agreements with two original equipment manufacturer (“OEM”) distributors under which common stock will be issued to the OEMs in an amount equal to the first $250,000 of licensing fees generated by the OEMs.  During the first three months of 2012, the Company received cash totaling $60,685 in licensing fees under these agreements.  The amount of stock to be issued was determined each time a payment was made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the receipt of payment.  The total number of shares of common stock resulting from these cash receipts is 606,848 shares, which when combined with the 1,640,909 shares of common stock earned by the OEM distributors during 2011 under these distributor agreements, equals 2,247,757 shares of common stock to be issued.  The Company has also agreed to issue 143,152 shares of common stock valued at $0.10 per share to one of the OEM distributors for $14,315 in credits issued by the Company for services rendered on behalf of the Company by the OEM distributor.  All of these shares of common stock issued under the distributor agreements are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones. The licensing fee revenue paid by the OEM distributors has been included in revenues and the value of shares to be issued has been included in cost of sales in the statement of operations.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at March 31, 2012 and December 31, 2011.

	At March 31, 2012		At December 31, 2011
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

An aggrement with an advisory firm at $0.60 per share	75,000	$45,000	75,000	$45,000
Two private placements for cash at $0.10 per share	600,000	60,000	600,000	60,000
Two resellers agreements for paid license fees as provided by the agreements	2,247,757	225,685	1,640,909	165,000
A single reseller for provided services	143,152	14,315	143,152	14,315

Total number of shares and value	3,065,909	$345,000	2,459,061	$284,315

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 8 – BASIC AND FULLY DILUTED LOSS PER SHARE

The computations of basic and fully diluted loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements, plus the common stock equivalents which would arise from the exercise of stock options and warrants conversion of convertible preferred stock and dividends or the conversion of convertible promissory notes outstanding during the period.

The Company's common stock equivalents, at March 31, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2012	2011
Convertible Promissory Notes Outstanding	6,178,081	500,000
Warrants Outstanding	7,130,582	4,655,000
Stock Options Outstanding	7,950,000	7,600,000
Preferred Stock Outstanding	15,100,000	15,100,000
Dividends on Preferred Stock Outstanding	2,797,343	1,604,183

Total Common Stock Equivalents	39,156,006	29,459,183

NOTE 9 – RECEIVABLES, NET

	March 31, 2012	December 31, 2011
Receivables	$505,851	$459,792
Allowance for returns and doubtful accounts	-	-
Elimination of unpaid deferred revenue	(407,979)	(352,873)

Receivables, net	$97,872	$106,919

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 10 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants and the changes during the three-month periods ended March 31, 2012 and December 31, 2011 are as follows:

2012			2011
		Weighted			Weighted
		Average			Average
Description	Warrants	Exercise Price	Description	Warrants	Exercise Price
Outstanding, January 1, 2012	7,130,582	$0.20	Outstanding, January 1, 2011	4,125,000	$0.20
Granted	-	$-	Granted	3,255,582	$0.20
Cancelled	-	$-	Cancelled	-	$-
Expired	-	-	Expired	(250,000)	0.20
Outstanding, March 31, 2012	7,130,582	$0.20	Outstanding, December 31, 2011	7,130,582	$0.20
Exercisable, March 31, 2012	7,130,582	$0.20	Exercisable, December 31, 2011	7,130,582	$0.20

The following is a summary of outstanding and exercisable warrants at March 31, 2012:

	Outstanding			Exercisable
	Weighted
	Average		Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 3/31/12	Life (in yrs.)	Price	at 3/31/12	Price

0.10	50,000	2.18	0.10	50,000	0.10
0.20	7,080,582	2.35	0.20	7,080,582	0.20

$0.10 - 0.20	7,130,582	2.35	$0.20	7,130,582	$0.20

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 11 - EMPLOYEE OPTIONS

At March 31, 2012, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Stock Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There were 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years. As of March 31, 2012, 7,950,000 plan options were outstanding, and 2,907,078 plan options were exercisable with a weighted average exercise price of $0.09 per share.

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

For the three-month periods ended March 31, 2012 and 2011, the Company recorded share-based compensation expense of $42,406 and $36,152.

For the three months ended March 31, 2012, the Company granted 800,000 stock options with an exercise price of $0.10 per share.  Each of the two outside directors received 25,000 stock options as part of their annual compensation for serving on the Company’s Board of Directors and 750,000 stock options were awarded to a new employee.  Total value of the stock options, utilizing the Black Scholes valuation method, was $46,964.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on one-year anniversary date, and the remainder vesting ratably over the next eight quarters.

The summary activity under the Company’s 2009 Long Term Incentive Plan is as follows:

	March 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Value
Outstanding at beginning of period	7,445,833	$0.09
Granted	800,000	$0.10
Exercised	–	$0.00
Forfeited/ Cancelled	(295,833)	$0.09

Outstanding at period end	7,950,000	$0.09		2.32

Options vested and exercisable at period end	2,907,078	$0.09

Weighted average grant-date fair value of options granted during the period		$0.10

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.08	3,150,000	2.67	$0.08	1,195,002	$0.08
$0.09 – $0.10	4,800,000	1.91	$0.10	1,712,076	$0.10
	7,950,000			2,907,078

A summary of the status of the Company’s non-vested shares as of March 31, 2012 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	5,135,833	$0.09
Granted	800,000	$0.08
Forfeited	(295,833)	$0.09
Vested	(597,078)	$0.08
Non-vested	5,042,922	$0.08

As of March 31, 2012, there was approximately $380,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.32 years.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

A summary of our fixed contractual obligations and commitments at March 31, 2012, is as follows:

	Payments Due by Period
	Total	Remainder of 2012	Year 2013	Beyond Year 2013
Operating leases	$89,087	$75,068	$14,019	$-

We have not entered into any material, non-cancelable purchase commitments at March 31, 2012.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained the Company’s annual report on Form 10-K for the twelve month periods ended December 31, 2011, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the three-month period ended March 31, 2012 and 2011 totaled $10,000 for Mr. Chaney and $9,750 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Balance Sheet.

See Note 7, “Stock Transactions”, “Common Stock to be Issued”, to the Financial Statements contained the Company’s annual report on Form 10-K for the twelve month periods ended December 31, 2011, which discusses the 2,000,000 shares of restricted common stock granted to Mr. Woessner valued at $180,000.  The Company is amortizing the $180,000 value ratably over a thirty-six month period, which began in December 2010.  During each of the three-month periods ended March 31, 2012 and 2011, amortization of the restricted stock grant was $15,000.

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

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure other than the following discussion about new subscription agreements.

As of May 18, 2012, we had obtained written subscriptions for new capital approximating $1,848,000.  The subscriptions were for a unit consisting of five shares of our common stock and one warrant to purchase another share of our common stock, at a purchase price of $0.50 per unit.  The exercise price of the warrants is $0.10 per share of common stock and the warrants will expire four years from the issuance date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended December 31, 2011. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

COPsync, Inc. sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Additionally, our system architecture is designed to scale nationwide.

We were incorporated on October 23, 2006, in Delaware.

To date, our COPsync service has successfully submitted, processed and relayed over 2,722,000 officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of March 31, 2012, over 250 law enforcement agencies, primarily in the State of Texas, had contractually subscribed to use our real-time data collection and data sharing service

We offer our software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

- We incur start-up costs and recurring fixed costs to establish and maintain the service.
- We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.

- Subscribers are recruited with the goal of reaching a level of aggregate subscriber payments that exceeds the fixed (and variable) recurring service costs.
- Adding new subscribers at a high rate and having a high renewal rate among existing subscribers is essential to attaining positive cash flow from operations in the near term.

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

Basis of Presentation, Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company's financial condition and results and require management's most subjective judgments.

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011. We discuss our Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Revenues.

Total revenues of $741,871 for the three months ended March 31, 2012 increased in comparison to the $387,866 in total revenues for the same period in 2011.  Total revenues are comprised of software license/subscriptons revenue and hardware, installation and other revenue.  Software license/subscriptons revenue is a key performance indicator of revenue performance in future years since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event and is thus not a key performance indicator of future performance.  Software license/subscriptons revenue increased by $179,846 for the three months ended March 31, 2012 compared to the same period in 2011, and comprised 48% of the total revenues, compared to 46% of total revenues in 2011.  The increase in software license/subscriptons revenue was due to an increase in the number of contracted law enforcement agencies between periods, plus the revenue attributable to contract renewals.  Hardware, installation and other revenues of $382,503 in fiscal 2012 reflected an increase of $174,159 when compared to the $208,344 for the same period ending March 31, 2012.  The increase in revenues for hardware, installation and other in 2012 reflects a higher percentage of contracts requiring equipment as compared to the same period in 2011.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  We do not believe the resulting increase in deferred revenues has a material effect on our future working capital for the later years of the contract service periods because our customer support costs are incrementally fixed in nature.  Beginning in the third quarter of 2011 many of our contracts contained price discounts.  These discount amounts were allocated, in accordance with applicable accounting guidelines, to the separate, contract elements, such as hardware, installation and officer setup and training, certain integration services and service fees.  As a result, we experienced a lower gross profit on hardware, installation and other revenues. We expect continued discounting on our contracts products and services for the remainder of 2012.

 Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective three-month periods ending March 31, 2012 and 2011:

	2012		2011
	$	%	$	%
Hardware, installation and other revenues
Revenues	$382,503	100%	$208,344	100%

Cost of Revenues-hardware & other external costs	406,279	107%	195,376	94%
Cost of Revenues-internal costs	36,125	9%	33,037	16%
Total Cost of Revenues	$442,404	116%	$228,413	110%

Total Gross Loss	$(59,901)	-16%	$(20,069)	-10%

Software license/subscription revenues
Revenues	$359,368	100%	$179,522	100%

Cost of Revenues-internal costs	51,506	14%	15,228	8%
Cost of Revenues-OEM distributor fees	60,685	17%	0	0%
Amortization of capitalized software development costs	109,120	30%	34,918	19%
Total Cost of Revenues	221,311	62%	50,146	28%

Total Gross Profit	$138,057	38%	$129,376	72%

Total Company
Revenues	$741,871	100%	$387,866	100%
Cost of Revenues	663,715	89%	278,559	72%
Total Gross Profit	$78,156	11%	$109,307	28%

For the respective three-month periods ended March 31, 2012 and 2011, our total cost of revenues were $663,715 and $278,559, resulting in a gross profit of $78,156 and $109,307, respectively.

Cost of revenues for hardware, installation and other revenues for the three-month period ended March 31, 2012 totaled $442,404, compared to $228,413 for the comparable period in in 2011.  The increase of approximately $214,000 was due to higher hardware sales between periods.  Included in these cost of revenues are internal costs which were relatively flat between periods.  These costs represent salaries and travel expenses for our in-house installation and training staff.  The total gross loss of $59,901 for the three month period ended March 31, 2012, was due principally to the allocation of price discounts in accordance with applicable accounting guidelines, which resulted in top-line revenue being lower than it would have been without the price discount allocation.  The total gross loss of $20,069 for the three month period ended March 31, 2011, was due to revenue from hardware sales not being of sufficient volume to cover the related internal costs.

Cost of revenues for software license/subscription revenues for the three-month period ended March 31, 2012 totaled $221,311, compared to $50,146 for the comparable period in in 2011.  The increase of approximately $171,000 consisted of approximately $71,000 in increased amortization expense for capitalized software development costs, $60,000 for OEM distributor fees and $36,000 for increased internal costs.  These internal costs represent costs associated with our customer support team and web-hosting facilities.  Although there was an increase in the internal costs between periods, we anticipate these costs to remain relatively flat in the future.  The resulting gross profit was $138,057 and $129,376, for the three-month periods ended March 31, 2012 and 2011, respectively.

 Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts and as discussed above.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting are relatively flat.

Operating Expenses.

Research and Development

Total research and development expenses for the three-month periods ended March 31, 2012 and 2011 were $347,505 and $132,298, respectively.  The approximate increase of $215,000 is due principally to the introduction of two new product/service offerings to be announced later this year, as well as, continued enhancement of the existing product/service offerings.  As a result, compensation-related expenses associated with increased headcount, to include contract labor for IT/software development services, increased between periods by $155,000, as well as $53,000 for non-recurring expenses for product development activities.  We believe these higher levels of expense will continue through the remainder of 2012.

Sales and Marketing

Total sales and marketing expenses for the three-month periods ended March 31, 2012 and 2011 were $361,960 and $230,471, respectively.  The approximate increase of $131,000 is being driven principally by the introduction of the two new product/service offerings to be announced later this year, which have prompted increased headcount in sales and sales support as we ramp-up our pre-introduction sales efforts, as well as related travel expenses.  Compensation-related expenses increased by $101,000 and travel expenses have increased by $30,000.  We believe our current staffing levels are sufficient to adequately support our new product introductions in 2012, and we anticipate continued, high costs of travel expenses principally because fuel costs resulting from our sales team’s use of fleet automobiles.

General and Administrative

Total general and administrative expenses for the three-month periods ended March 31, 2012 and 2011 were $297,778 and $427,674, respectively.  The approximate decrease of $130,000 is being driven principally by decreased professional fees between periods, and consisting of a one-time, non-cash event where stock valued at $63,750 was granted to an outside consultant for services rendered, and approximately $66,000 for fees due a contracted investment firm which provided government relations and consulting services, sales services and technical support.  We believe general and administrative expenses for the remainder of 2012 may increase approximately five percent over current levels.

Other Expense.

For the three months ended March 31, 2012, other expense totaled $5,866, consisting principally of interest expense.  For the comparable period ended March 31, 2011, other expense totaled $90,307 and consisted of a $76,994 one-time, non-cash charge involving management’s election to extend the term of outstanding warrants to purchase 3,000,000 shares of our common stock for the holders of our Series B Preferred Stock and interest expense of $13,383.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month periods ended March 31, 2012 and 2011, were $934,953 and $771,443, respectively, for an increased loss of $163,510.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of March 31, 2012, we had $440,936 in cash and cash equivalents, compared to $1,074,317 as of December 31, 2011.  The decrease was due primarily to $642,070 net cash used in operating activities and $6,846 in net cash used by investing activities, partially offset by $15,535 in net cash provided by financing activities.  The net cash increase attributable to financing activities represents cash proceeds of $60,685 received from our two original equipment manufacturer (“OEM”) distributors.  This increase was partially offset by $45,150 in payments on certain notes payable.  We had a working capital deficiency of $977,164 on March 31, 2012, compared to a deficiency of $405,268 on December 31, 2011.  With regards to the deficiency on March 31, 2012, the current liabilities include $1,087,773 in net deferred revenues attributable to future performance periods under prepaid customer contracts, which we do not believe will have a material effect on our future working capital in the later years of the contract because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At March 31, 2012, we had cash and cash equivalents on hand of $440,936 and had a working capital deficiency of $977,164.  Net deferred revenues totaling $1,087,773 slightly exceeds the deficiency, for which we believe the future service costs will be relatively low and incrementally fixed in nature.

We have increased our expense levels over 2011 levels to invest in our direct sales efforts and to invest in new product offerings. We expect these increased expense levels to result in negative cash flow during the first two or three quarters of 2012.  We expect to support these planned expense increases by raising additional capital.

As of May 18, 2012, we had obtained written subscriptions for new capital approximating $1,848,000.  The subscriptions were for a unit consisting of five shares of our common stock and one warrant to purchase another share of our common stock, at a purchase price of $0.50 per unit.  We anticipate collecting at least $1,000,000 by June 30, 2012, The exercise price of the warrants is $0.10 per share of common stock and the warrants will expire four years from the issuance date.

With these subscriptions and other foreseeable funding sources, we believe we will have adequate cash resources for the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the date of this quarterly report on Form 10-Q, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Not Appliable

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

101.DEF (XBRL Taxonomy Linkbase Document)

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

COPSYNC, INC.

Date: May 21, 2012	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer