Form 10-Q
period 2012-06-30
COPsync, Inc.
filed 2012-08-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2012, was 160,852,822 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$644,072	$1,074,317
Accounts receivable, net of allowance of $11,425 at June 30, 2012 and $0 at December 31, 2011	77,217	106,919
Prepaid expenses	46,220	60,425

Total Current Assets	767,509	1,241,661

PROPERTY AND EQUIPMENT

Computer hardware	57,561	57,561
Computer software	20,713	20,713
Fleet vehicles	139,363	108,384
Furniture and fixtures	7,872	7,872

Total Property and Equipment	225,509	194,530
Less: Accumulated Depreciation	(96,119)	(83,269)

Net Property and Equipment	129,390	111,261

OTHER ASSETS

Software development costs, net	1,091,176	1,309,416

Total Other Assets	1,091,176	1,309,416

TOTAL ASSETS	$1,988,075	$2,662,338

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$545,952	$528,951
Deferred revenues	990,853	1,033,833
Notes payable, current portion	44,798	84,145

Total Current Liabilities	1,581,603	1,646,929

LONG-TERM LIABILITIES

Deferred revenues	564,752	553,615
Convertible notes payable	572,731	612,731
Notes payable, non-current portion	42,084	35,844

Total Long-Term Liabilities	1,179,567	1,202,190

Total Liabilities	2,761,170	2,849,119

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 160,152,822 and 148,251,688 issued and outstanding, respectively	16,016	14,826
Common stock to be issued, 3,165,909, and 2,459,061 shares, respectively	355,000	284,315
Common stock warrants to be issued	131,961	131,961
Additional paid-in-capital	11,269,989	9,886,601
Accumulated deficit	(12,546,108)	(10,504,531)

Total Stockholders' Deficit	(773,095)	(186,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,988,075	$2,662,338

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES

Hardware, installation and other revenues	$366,604	$394,746	$749,107	$603,090
Software license/subscription revenues	342,100	194,152	701,468	373,674

Total Revenues	708,704	588,898	1,450,575	976,764

COST OF REVENUES

Hardware and other costs	306,277	412,474	748,681	640,887
Software license/subscription revenues	157,934	64,263	379,245	114,409

Total Cost of Revenues	464,211	476,737	1,127,926	755,296

GROSS PROFIT	244,493	112,161	322,649	221,468

OPERATING EXPENSES

Research and development	599,438	151,423	946,943	283,721
Sales and marketing	383,720	218,369	745,680	448,840
General and administrative	322,523	286,211	620,301	713,885

Total Operating Expenses	1,305,681	656,003	2,312,924	1,446,446

LOSS FROM OPERATIONS	(1,061,188)	(543,842)	(1,990,275)	(1,224,978)

OTHER INCOME (EXPENSE)

Interest income	10	396	14	466
Gain on asset disposals	1,790	1,419	1,790	1,419
Interest expense	(7,521)	(15,708)	(13,391)	(29,091)

Total Other Income (Expense)	(5,721)	(13,893)	(11,587)	(27,206)

NET LOSS BEFORE INCOME TAXES	(1,066,909)	(557,735)	(2,001,862)	(1,252,184)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,066,909)	$(557,735)	$(2,001,862)	$(1,252,184)

Series B preferred stock dividend	(13,720)	(26,178)	(39,898)	(52,068)
Cost of Series B warrants extension	-	-	-	(76,994)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(12,458)	-	(12,458)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,093,087)	$(583,913)	$(2,054,218)	$(1,381,246)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$0.00	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	149,944,660	135,408,831	149,944,660	132,920,468

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,001,862)	$(1,252,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,232	93,444
Amortization of note discount	-	16,836
Employee and non-employee stock compensation	85,066	79,172
Common stock to be issued for services rendered	-	63,750
Amortization of restricted stock grants	30,000	30,000
Capital contributed/co-founders' forfeiture of contractual compensation	39,500	39,500
Stock issued for cash received in prior year	15,000	-
Gain on asset disposals	(1,790)	(1,419)
Change in operating assets and liabilities:
Accounts receivable	29,702	25,825
Debt issuance costs	-	4,208
Lease security deposit	-	(11,795)
Prepaid expenses	14,205	17,745
Deferred revenues	(31,843)	(18,564)
Accounts payable and accrued expenses	17,298	(188,714)

Net Cash Used in Operating Activities	(1,568,492)	(1,102,196)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	-	13,500
Purchases of property and equipment	(10,171)	(18,165)

Net Cash Used in Investing Activities	(10,171)	(4,665)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(57,267)	(61,567)
Proceeds received on convertible notes	-	580,728
Proceeds from common stock to be issued	70,685	115,000
Proceeds from issuance of common stock for cash	1,135,000	487,791

Net Cash Provided by Financing Activities	1,148,418	1,121,952

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(430,245)	15,091

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,074,317	240,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$644,072	$255,245

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$21,248	$2,174
Cash paid for income tax	$5,945	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in conversion of notes payable and accrued interest	$-	$52,247
Purchase of fleet vehicles financed with notes payable	$24,160	$-
Purchased a fleet vehicle involving a trade-in and collateral swap on existing notes payable	$23,000	$-
Conversion of convertible notes, plus accrued interest into 401,134 shares of common stock	$40,113	$-
Series B Preferred stock dividends	$39,898	$52,068
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$12,458	$-

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. ("COPsync," the "Company," "we," "our," "us") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012, and its results of operations and cash flows for the three month and six month periods ended June 30, 2012.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

At June 30, 2012, the Company had cash and cash equivalents of $644,072, a working capital deficit of $814,094 and an accumulated deficit of $12,546,108.  Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business in the current fiscal year. The Company intends to raise additional working capital to support its operations, either through private placements, bank financings or a combination of both.

The Company’s Board of Directors has authorized the raise of approximately $2.2 million in new capital, inclusive of approximately $1,145,000 the Company had received as of June 30, 2012.  The total cash received consisted of $1,135,000 for shares of common stock that had been issued as of June 30, 2012, and $10,000 for shares of common stock that were issued after June 30, 2012.  Of the approximately $1.1 million in additional capital the Company is currently seeking, the Company anticipates raising at least $400,000 by August 31, 2012.  Management believes an additional $655,000 will be funded from other sources.  The Board may authorize the Company to seek additional capital as circumstances require or funding opportunities become available.

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

NOTE 2 – NATURE OF ORGANIZATION

COPsync, Inc. sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that its service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed its system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. Additionally, the Company’s system architecture is designed to scale nationwide.

The Company was incorporated in Delaware on October 23, 2006.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

a.             Basis of Presentation

The accompanying condensed financial statements include the accounts of the Company, are prepared in accordance with accounting principles generally accepted in the United States and are prepared on the accrual method of accounting.

b.             Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial statements.

c.             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company deposits cash and cash equivalents in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments in financial institutions may exceed federally insured limits.  At June 30, 2012, the Company had approximately $25,000 in excess of FDIC insured limits at the two financial institutions. The Company has not experienced any losses in such accounts.

To date, the Company’s accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company writes off delinquent receivables based on individual credit evaluation and the specific circumstances of the customer.  As of June 30, 2012, the Company had recorded an allowance for doubtful accounts of $11,426.  At June 30, 2011, the Company had not recorded an allowance for doubtful accounts.

d.             Use of Estimates

The preparation of accompanying financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include primarily those required in the valuation or impairment analysis of capitalization of labor under software development costs, property and equipment, revenue recognition, allowances for doubtful accounts, stock-based compensation, warrants, litigation accruals and valuation allowances for deferred tax assets. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

e.             Software Development Costs

The Company capitalizes and amortizes certain software development costs incurred subsequent to the establishment of technological feasibility over the estimated lives of the related products.  In these circumstances, the Company determines technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design, and (4) review of detail program design to ensure that high risk development issues have been resolved. Upon the general release of the product to customers, the Company amortizes development costs for that product, historically over fifteen years, based upon management’s then estimated economic life of the product.  See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion involving an impairment of software development costs recorded by the Company for the year ended December 31, 2011, which reduced the estimated economic life of the Company’s product to approximately seven years, as well as an impairment recorded by the Company on the product at December 31, 2010, and the respective financial impact therein.

f.              Revenue Recognition

The Company’s business is to sell subscriptions to the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The Company’s agency customers subscribe to the service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, the Company’s customers from time-to-time request that the Company also sell computers and computer-related hardware (“hardware”) used to provide the in-car service should the customer not already have the hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based upon specific services and products to be delivered pursuant to the executed service agreement. Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions. To the extent that its agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date”.

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  The Company allocates revenue to each element in an arrangement based upon relative selling price. The selling price for a deliverable is based upon its vendor specific objective evidence (“VSOE”), if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Additionally, many of the Company’s service agreements executed in 2011 contained grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements of an arrangement based upon the respective, relative selling price.

The Company determines VSOE for subscription fees for the initial contract period based upon the rate charged to customers based upon a stand-alone sale price for the subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the relevant service agreement or contract. The renewal rate is generally equal to the stated rate in the original contract. The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis. Subscription fee revenue is recognized ratably over the life of the service agreement.

The Company has determined that its hardware products include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings that are sold separately, and the Company has established VSOE for these products.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

g.             Share-based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.   The Company expenses these amounts over the respective vesting periods of each award using the straight-line attribution method.  The Company has historically issued stock options and vested and non-vested restricted stock grants to employees and, beginning in 2011, to outside directors, whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

We have implemented all new accounting pronouncements that are in effect and that may impact our unaudited consolidated financial statements.  We do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 5 – NOTES PAYABLE

The Company’s total notes payable at June 30, 2012 was $86,882, representing a net decrease $33,107 for the six month period ended June 30, 2012.  The following table shows the components of notes payable at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
Loan Type	2012	2011
Bank	$74,796	$65,978
Insurance	12,086	24,011
Settlement	$-	$30,000
Total notes payable	$86,882	$119,989
Less: Current portion	$(44,798)	$(84,145)
Long-term portion	$42,084	$35,844

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000, plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April, 2011 and $10,000 is to be paid each succeeding calendar month until fully paid.  The unpaid balance at December 31, 2011 totaled $30,000, which was paid in full during the first quarter of 2012.  The monthly payments bore no interest.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The notes payable balance for bank loans, all of which involved the purchase of automobiles, increased by $8,818, during the six-month period ended June 30, 2012, consisting of an additional note payable totaling $24,160 for the purchase of two used automobiles, partially offset by payments of $15,342 for existing bank loans collateralized by automobiles.  The new note payable was issued in the first quarter of 2012 and was for five years with an interest rate of six percent per annum.

During the six-month period ended June 30, 2012, the Company also made monthly payments totaling $11,925 on a single note payable involving the short-term financing of certain of the Company’s business insurance policies.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the six-months ended June 30, 2012, the holders of two convertible notes elected to convert their respective notes into shares of the Company’s common stock.  The total value of the converted notes on the date of conversion was $40,113, consisting of $40,000 in principal and $113 in accrued interest.  The Company issued a total of 401,134 shares of common stock at the conversion price of were issued at $0.10 per share of stock.

NOTE 7 – PREFERRED STOCK

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

Preferred Stock Series B

During 2009 and the first quarter of 2010, the Company issued a total of 375,000 shares of its Series B Preferred Stock in a private placement in which the Company raised $1,500,000 in gross proceeds.  The 375,000 shares of the Company’s Series B Convertible Preferred Stock are convertible into a total of 15,000,000 shares of the Company’s common stock.

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) is convertible into 40 shares of common stock, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends for the six-month periods ended June 30, 2012 and 2011, of $39,898 and $52,068, respectively, on the Series B Preferred Stock.  The Company booked a $12,458 accretion amount for the beneficial conversion feature on the Series B Preferred Stock at June 30, 2012.

NOTE 8 – COMMON STOCK TO BE ISSUED

During 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for the advisory firm to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share.  The Company has not issued these shares to the advisory firm as of June 30, 2012, as the Company disputes that the shares were earned under the agreement.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During 2011, the Company received a $60,000 deposit from two individual investors for 600,000 shares of common stock and associated warrants, which were issued in 2012.  Also, the Company received a $10,000 deposit in the second quarter of 2012 from a single individual investor for 100,000 shares of common stock and associated warrants that were issued in the third quarter of 2012.  These issuances were part of private placements pursuant to subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell shares of the Company’s common stock and detachable four-year warrants, at a 20% coverage level to the investors. For each of the private placements, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased, or $0.50 per Equity Unit.

The Company has distributor agreements with two original equipment manufacturer (“OEM”) distributors under which the Company is obligated to issue common stock to the OEMs with an aggregate value equal to the first $250,000 of licensing fees generated by the OEMs.  During the first six months of 2012, the Company received cash totaling $60,685 in licensing fees under these agreements.  The amount of stock to be issued was determined each time a payment was made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the receipt of payment.  An obligation to issue a total of 606,848 shares of common stock resulted from these cash receipts, which when combined with the 1,640,909 shares of common stock earned by the OEM distributors during 2011 under these distributor agreements, equals 2,247,757 shares of common stock to be issued.  Total cash receipts relative to the 2,247,757 shares of common stock is $225,685.  The Company has also agreed to issue 143,152 shares of common stock valued at $0.10 per share to one of the OEM distributors for $14,315 in credits issued by the Company for services rendered on behalf of the Company by the OEM distributor.  All of these shares of common stock issued under the distributor agreements are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones. The licensing fee revenue paid by the OEM distributors has been included in revenues and the value of shares to be issued has been included in cost of sales in the statement of operations.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the shares of common stock to be issued as of June 30, 2012 and December 31, 2011.

	At June 30, 2012		At December 31, 2011
Common stock to be issued per:	# of Shares	$Value	# of Shares	$Value
An agreement with an advisory firm at $0.60 per share	75,000	$45,000	75,000	$45,000
Two subscriptions for cash at $0.10 per share	600,000	60,000	600,000	60,000
Two resellers agreements for paid license fees as provided by the agreements	2,247,757	225,685	1,640,909	165,000
A single reseller for provided services	143,152	14,315	143,152	14,315
One subscription for cash at $0.10 per share	100,000	10,000	-	-
Total number of shares and value	3,165,909	$355,000	2,459,061	$284,315

NOTE 9 – BASIC AND FULLY DILUTED LOSS PER SHARE

The computations of basic and fully diluted loss per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period covered by the financial statements, plus the common stock equivalents which would arise from issuance of shares of common stock to be issued under subscriptions and other obligations of the Company, the exercise of stock options and warrants, conversion of convertible preferred stock and dividends on those shares of preferred stock or the conversion of convertible promissory notes outstanding during the period.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The Company's common stock equivalents, at June 30, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2012	2011
Convertible promissory notes outstanding	5,777,460	-
Warrants outstanding	8,822,582	5,200,582
Stock options outstanding	7,877,084	7,437,500
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	3,165,909	1,215,909
Dividends on preferred stock outstanding	3,108,797	1,894,756

Total Common Stock Equivalents	43,851,832	30,848,747

NOTE 10 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants and the changes during the six-month periods ended June 30, 2012 and December 31, 2011 are as follows:

2012
Description	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	7,130,582	$0.20
Granted	2,092,000	$-
Cancelled	-	$-
Expired	(400,000)	0.20
Outstanding, June 30, 2012	8,822,582	$0.20
Exercisable, June 30, 2012	8,822,582	$0.20

2011
Description	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	4,125,000	$0.20
Granted	3,255,582	$0.20
Cancelled	-	$-
Expired	(250,000)	0.20
Outstanding, December 31, 2011	7,130,582	$0.20
Exercisable, December 31, 2011	7,130,582	$0.20

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s outstanding and exercisable warrants at June 30, 2012:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 6/30/12	Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 6/30/12	Weighted Average Exercise Price
0.10	50,000	1.93	0.10	50,000	0.10
0.20	8,772,582	2.62	0.20	8,772,582	0.20

$0.10 - 0.20	8,822,582	2.63	$0.20	8,822,582	$0.20

NOTE 11 – EMPLOYEE OPTIONS

As of June 30, 2012, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years. As of June 30, 2012, 7,877,084 options were outstanding under the plan, of which 3,339,578 options were exercisable, with a weighted average exercise price of $0.09 per share.

Share-based compensation expense is based upon the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are reported when actual forfeitures occur.

For the six-month periods ended June 30, 2012 and 2011, the Company recorded share-based compensation expense of $85,066 and $79,172, respectively.

For the six months ended June 30, 2012, the Company granted options to purchase 800,000 shares of common stock with an exercise price of $0.10 per share.  Each of the Company’s two outside directors received options to purchase 25,000 shares of common stock as part of their annual compensation for serving on the Company’s Board of Directors and options to purchase 750,000 shares of common stock were awarded to a new employee.  The total value of the stock options granted during the six month period, utilizing the Black Scholes valuation method, was $46,964.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The summary activity for the six months ended June 30, 2012 under the Company’s 2009 Long Term Incentive Plan is as follows:

	June 30, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Value
Outstanding at beginning of period	7,445,833	$0.09	$$372,292
Granted	800,000	$0.10	$32,000
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(368,749)	$0.09	$(18,437)

Outstanding at period end	7,877,084	$0.09	$385,854	2.08

Options vested and exercisable at period end	3,339,578	$0.09	$166,979

Weighted average grant-date fair value of options granted during the period		$0.10

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of June 30, 2012

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.08	3,150,000	2.43	$0.08	1,394,169	$0.08
$0.09 – $0.10	4,727,084	1.68	$0.10	1,945,409	$0.10
	7,877,084			3,339,578

A summary of the status of the Company’s non-vested shares as of June 30, 2012 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	5,135,833	$0.09
Granted	800,000	$0.08
Forfeited	(368,749)	$0.09
Vested	(1,029,578)	$0.08
Non-vested	4,537,506	$0.08

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

As of June 30, 2012, there was approximately $332,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 2.08 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

A summary of the Company’s fixed contractual obligations and commitments at June 30, 2012, is as follows:

	Payments Due by Period
	Total	Remainder of 2012	Year 2013	Beyond Year 2013
Operating leases	$72,880	$56,906	$15,974	$-

The Company has not entered into any material, non-cancelable purchase commitments as of June 30, 2012.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the three-month period ended June 30, 2012 and 2011 totaled $10,000 for Mr. Chaney and $9,750 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

See Note 7, “Stock Transactions”, “Common Stock to be Issued”, to the Financial Statements contained the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which discusses the 2,000,000 shares of restricted common stock the Company granted to Ronald A. Woessner, the Company’s Chief Executive Officer,  valued at $180,000.  The Company is amortizing the $180,000 value ratably over a thirty-six month period, which began in December 2010.  During each of the three-month periods ended June 30, 2012 and 2011, amortization of the restricted stock grant was $15,000.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure other than the following discussion about new subscription agreements.

The Company’s Board of Directors has authorized the raise of approximately $2.2 million in new capital, inclusive of approximately $1,145,000 the Company had received as of June 30, 2012.  The total cash received consisted of $1,135,000 for shares of common stock that had been issued as of June 30, 2012, and $10,000 for shares of common stock that were issued after June 30, 2012.  Of the approximately $1.1 million in additional capital the Company is currently seeking, the Company anticipates raising at least $400,000 by August 31, 2012.  Management believes an additional $655,000 will be funded from other sources.  The Board may authorize the Company to seek additional capital as circumstances require or funding opportunities become available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2011. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We sell the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  We believe that the service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with records management systems and other systems offered by other law enforcement technology vendors.  Additionally, we plan to make additional investments in our system architecture to enhance the scalability of our system to optimize it for scaling nationwide.

To date, our COPsync service has successfully submitted, processed and relayed over 3,280,000 officer initiated information requests.  On average, our service is returning results to mobile users in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of June 30, 2012, over approximately 270 law enforcement agencies, primarily in the State of Texas, had contractually subscribed to use our real-time data collection and data sharing service.

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
- We acquire subscribers and bring them onto our service, which requires variable acquisition costs related to sales, installation and deployment.

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

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  The COPsync service provides this interoperability.  Prior to the introduction of our service, significant real-time, in-field, information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability exists because law enforcement software vendors maintain and operate proprietary systems, which do not interoperate with systems of other vendors.  Our business model is to connect the proprietary systems of these various vendors, thus enabling the sharing of real-time, in-field, information between the agency customers of those vendors.  Our service can act as an overlay for those vendors who do not offer an in-vehicle mobile technology or an underlay that operates in the background for those vendors that do offer an in-vehicle mobile technology.

Basis of Presentation, Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management's most subjective judgments.

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

Results of Operations

Revenues.

Total revenues for the three-month and six-month periods ended June 30, 2012 were $708,704 and $1,450,575, respectively, compared to $588,898 and $976,764 for the respective, comparable periods in 2011.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key performance indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is thus not a key performance indicator of future performance.  Software license/subscriptions revenues totaled $342,100 and $701,468 for the three-month and six-month periods ended June 30, 2012, respectively, compared to $194,152 and $373,674 for the respective comparable periods of 2011, an increase of $147,948 and $327,794, respectively.  Software license/subscriptions revenue comprised 48% and 48% of our total revenues for the respective three-month and six-month periods ended June 30, 2012.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies between periods, plus revenue attributable to contract renewals.  Hardware, installation and other revenues totaled $366,604 and $749,107 for the three-month and six-month periods ended June 30, 2012, respectively, compared to $394,746 and $603,090 for the respective comparable periods of 2011.  The increase in revenues for hardware, installation and other in the six-month period in 2012 reflects a higher percentage of contracts requiring equipment as compared to the same period in 2011.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  We initially record this up-front payment as deferred revenues, which are subsequently recognized as revenue during the service period.  We do not believe the increase in deferred revenues as contracts are initiated has a material effect on our future working capital for the later years of the contract service periods because our customer support costs are incrementally fixed in nature.  Beginning in the third quarter of 2011 many of our contracts contained price discounts.  We allocated these discount amounts, in accordance with applicable accounting guidelines, to the separate, contract elements, such as hardware, installation and officer setup and training, certain integration services and service fees.  As a result, we experienced a lower gross profit on hardware, installation and other revenues.  We expect to continue discounting our contracts products and services for the remainder of 2012.

Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective three-month and six-month periods ended June 30, 2012 and 2011:

	For the three months ended June 30,				For the six months ended June 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Hardware, installation and other revenues
Revenues	$366,604	100%	$394,746	100%	$749,107	100%	$603,090	100%
Cost of Revenues-hardware & other external costs	266,749	74%	378,511	96%	673,028	90%	573,887	95%
Cost of Revenues-internal costs	39,528	11%	33,963	9%	75,653	10%	67,000	11%
Total Gross Profit/(Loss)	$60,327	16%	$(17,728)	(4%)	$426	0%	$(37,797)	(6%)

Software license/subscription revenues
Revenues	$342,100	100%	$194,152	100%	$701,468	100%	$373,674	100%
Cost of Revenues-internal costs	48,814	14%	29,345	15%	100,320	14%	44,573	12%
Cost of Revenues-OEM distributor fees	0	0%	0	0%	60,685	9%	0	0%
Amortization of capitalized software development costs	109,120	32%	34,918	18%	218,240	31%	69,836	19%
Total Gross Profit	$184,166	54%	$129,889	67%	$322,223	46%	$259,265	69%

Total Company
Revenues	$708,704	100%	$588,898	100%	$1,450,575	100%	$976,764	100%
Cost of Revenues	464,211	66%	476,737	81%	1,127,926	78%	755,296	77%
Total Gross Profit	$244,493	34%	$112,161	19%	$322,649	22%	$221,468	23%

For the respective three-month and six-month periods ended June 30, 2012, our total cost of revenues were $464,211 and $1,127,926, respectively, compared to $476,737 and $755,296 for the comparable periods in our fiscal 2011.  As a result, we sustained gross profits of $244,493 and $322,629, respectively, for the three-month and six-month periods ended June 30, 2012, compared to $112,161 and $221,468 for the respective, comparable periods in 2011.

Cost of revenues for hardware, installation and other revenues for the three-month and six-month periods ended June 30, 2012 totaled $306,277 and $748,681, respectively, compared to $412,474 and $640,887, respectively, for the comparable periods in fiscal 2011.  The increase of approximately $108,000 for the six-month period comparison was due to higher hardware sales between periods.  Included in these cost of revenues are internal costs, which increased slightly between the six-month periods comparison.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The total gross loss from hardware, installation and other revenue of $37,797 for the six-month period ended June 30, 2011, was due principally to the allocation of price discounts in accordance with applicable accounting guidelines, which resulted in top-line revenue being lower than it would have been without the price discount allocation.

Cost of revenues for software license/subscription revenues for the three-month and six-month periods ended June 30, 2012 totaled $157,934 and $379,245, respectively, compared to $64,263 and $114,409, respectively, for the comparable periods in fiscal 2011.  The increase of approximately $94,000 for the three-month period comparison consisted of approximately $73,000 in increased amortization expense for capitalized software and $21,000 for increased internal costs.  These internal costs represent costs associated with our customer support team and web-hosting facilities.  The increase of approximately $265,000 for the six-month period comparison consisted of approximately $149,000 in increased amortization expense for capitalized software, $61,000 for OEM distributor fees development costs and $55,000 for increased internal costs.  We anticipate our internal costs to remain relatively flat for the remainder of 2012.  The resulting gross profit from software license/subscription revenues for the respective three-month and six-month periods in 2012 was $184,166 and $322,223, respectively, compared to $129,889 and $259,265 for the comparable periods in fiscal 2011.

 Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts, as discussed above.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting are relatively flat.

Operating Expenses.

Research and Development

Total research and development expenses for the three-month and six-month periods ended June 30, 2012 and 2011 were $599,438 and $946,943, respectively, compared to $151,423 and $283,721 for the comparable periods in 2011.  The $448,015 increase in expense for the three-month comparative periods, as well as, the $663,222 expense increase for the six-month comparable periods is due principally to the introduction of two new product/service offerings being announced in 2012, as well as, continued enhancement of the existing product/service offerings.  As a result, for the respective three-month and six-month comparative periods, compensation-related expenses associated with increased headcount, to include contract labor for IT/software development services, increased between periods by approximately $251,000 and $406,000, as well as approximately $185,000 and $238,000, respectively, for non-recurring expenses for product development activities.  We believe these higher levels of expense will continue through the remainder of 2012.

Sales and Marketing

Total sales and marketing expenses for the three-month and six-month periods ended June 30, 2012, were $383,720 and $745,680, respectively, compared to $218,369 and $448,840, respectively, for the comparable periods in fiscal 2011.  The $165,351 increase in these expenses for the three-month comparative periods, as well as, the $298,840 expense increase for the six-month comparative periods, is being driven principally by the introduction of the two new product/service offerings we are announcing this year, which have resulted in increased headcount in sales and sales support as we ramped-up our pre-introduction sales efforts, as well as related travel expenses.  For the six-month comparative periods, compensation-related expenses and travel expenses increased by approximately $240,000 and $53,000, respectively, from fiscal 2011 to fiscal 2012.   We believe our current staffing levels are sufficient to adequately support our new product introductions in 2012, and we anticipate a continued relatively high level of travel expenses, principally due to fuel costs resulting from our sales team’s use of our fleet automobiles.

Our new product/service offerings are WARRANTsyc, which was released in May, and VIDTAC, which is targeted to be released at the end of the third quarter of fiscal 2012.  WARRANTsync is a service that provides the subscribing municipal courts with a real-time warrant servicing program dealing with law enforcement agencies subscribing to the COPsync service offering.  With this service, we believe that the clearing of outstanding warrants can be greatly expedited.  VIDTAC is a software-driven video product offering.  It provides high resolution imaging at a lower cost, when compared to existing video product offerings.

General and Administrative

Total general and administrative expenses for the three-month and six-month periods ended June 30, 2012, were $322,523 and $620,301, respectively, compared to $286,211 and $713,885, respectively, for the comparable periods in fiscal 2011.  The $36,312 increase in these expenses for the three-month comparative periods is due principally to headcount increases and other, non-personnel costs.  The $93,584 decrease in these expenses for the six-month comparative periods is principally due to decreased professional fees between periods, the elimination of a one-time, non-cash, event in which stock valued at $63,750 was granted to an outside consultant for services rendered in fiscal 2011, and approximately $66,000 for fees paid in fiscal 2011 to a contracted investment firm that provided government relations and consulting services, sales services and technical support.  We believe that our general and administrative expenses for the remainder of fiscal 2012 may increase approximately five percent over current levels because of an additional headcount in finance and other sundry expenses.

Other Expense

Other expense for the three-month and six-month periods ended June 30, 2012, totaled $5,721 and 11,587, respectively, which consisted principally of interest expense.  For the comparable periods ended June 30, 2011, other expense totaled $13,893 and $27,206, respectively.  Other expense for the six-month period ended June 30, 2011, consisted principally of interest expense of $29,091.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and six-month periods ended June 30, 2012, were $1,066,909 and $2,001,862, respectively, compared to $557,735 and 1,252,184, respectively, for the comparable periods in fiscal 2011.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of June 30, 2012, we had $644,072 in cash and cash equivalents, compared to $1,074,317 as of December 31, 2011.  The decrease was due primarily to $1,568,492 net cash used in operating activities and $10,171 in net cash used by investing activities, partially offset by $1,148,418 in net cash provided by financing activities.  The net cash provided by financing activities represents cash proceeds of $1,135,000 from the issuance of common stock for cash, as well as $70,685 in cash received for shares of our common stock to be issued involving: 1) $60,685 from two of our original equipment manufacturer (“OEM”) distributors, and 2) $10,000 from a single private investor.  This increase was partially offset by $57,267 in payments on certain outstanding notes payable.  We had a working capital deficiency of $814,094 on June 30, 2012, compared to a deficiency of $405,268 on December 31, 2011.  However, on June 30, 2012, our current liabilities include $990,853 in net deferred revenues attributable to future performance periods under prepaid customer contracts, which we believe will not have a material effect on our future working capital in the later years of the prepaid contracts because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At June 30, 2012, we had cash and cash equivalents on hand of $644,072 and had a working capital deficiency of $814,094.  Our net deferred revenues totaling $1,555,605, for which we believe the future service costs will be relatively low and incrementally fixed in nature, exceeds the working capital deficiency.

We have increased our expense levels over fiscal 2011 levels to invest in our direct sales efforts and to invest in new product/service offerings. We have invested heavily in research and development expenses in year 2012 for two new product innovations: WARRANTsync, our statewide class C misdemeanor warrant clearing system launched in April of this year, and VidTac, our software driven law enforcement video system, deliveries of which will commence in the fourth quarter of this year.  We expect these increased expense levels to result in negative cash flow during the first three quarters of fiscal 2012.  We expect to support this negative cash flow by raising additional capital.

Our Board of Directors has authorized the raise of approximately $2.2 million in new capital, inclusive of approximately $1,145,000 we have received as of June 30, 2012.  The total cash received consisted of $1,135,000 for shares of common stock that had been issued as of June 30, 2012, and $10,000 for shares of common stock that were issued after June 30, 2012.  Of the approximately $1.1 million in additional capital we are currently seeking, we anticipate raising at least $400,000 by August 31, 2012.  Management believes an additional $655,000 will be funded from other sources.  The Board may authorize us to seek additional capital as circumstances require or funding opportunities become available.

With cash we receive from our current capital raising efforts, and the collections of cash subscriptions and other foreseeable funding sources, we believe we will have adequate cash resources for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We issued additional equity securities in connection with the capital raise referenced above under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Operation for the Next 12 Months.”  In connection with this capital raise, during the three months ended June 30, 2012, we issued 11,350,000 shares of our common stock and associated warrants (with an exercise price of $0.10 per share) to purchase 2,270,000 shares of our common stock in exchange for an aggregate $1,135,000 in cash. Of the total associated warrants, 2,092,000 were issued as of June 30, 2012, and the balance of 178,000 warrants were issued after June 30, 2012.

The shares of common stock and warrants were offered primarily to individuals that we reasonably believed to be “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and warrants.  We disclosed to the investors that the shares of common stock and the warrants, and the common stock underlying the warrants, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares and the warrants included, and the certificates representing the common stock to be issued upon exercise of the warrants (if applicable), will include a legend to that effect.

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

COPSYNC, INC.

Date: August 14, 2012	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer