Form 10-K/A
period 2011-12-31
COPsync, Inc.
filed 2012-10-11
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of COPsync, Inc., for the fiscal year ended December 31, 2011, as filed on May 15, 2012 (the “Form 10-K”), is being filed for the purpose of including the report of our auditors for the year ended December 31, 2010 in our financial statements.  This amendment also includes (i) currently dated consents of our auditors to the use of their reports in the Form 10-K and to the incorporation by reference in our previously filed Registration Statement on Form S-8 of their reports appearing in the Form 10-K and (ii) currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, for amendments to an Annual Report on Form 10-K.  The remainder of our Form 10-K is not reproduced in this amendment, and except as specifically stated in this amendment does not modify or update the original Form 10-K or reflect events occurring after the filing of the original Form 10-K other than to reflect the revisions described above.

 PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(1)           Financial Statements:

(b)           Exhibits:

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the registrant’s annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: October 11, 2012	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).

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
Canyon Lake, TX

We have audited the accompanying balance sheet of COPsync, Inc. as of December 31, 2010 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COPsync, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Morrill & Associates

Morrill & Associates, LLC
Clinton, Utah
April 15, 2011

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