Form 10-Q
period 2012-09-30
COPsync, Inc.
filed 2012-11-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 07, 2012, was 166,659,977 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$364,681	$1,074,317
Accounts receivable, net of allowance of $11,425 at September 30, 2012 and $0 at December 31, 2011	209,083	106,919
Prepaid expenses and other current assets	33,315	60,425

Total Current Assets	607,079	1,241,661

PROPERTY AND EQUIPMENT

Computer hardware	57,561	57,561
Computer software	20,713	20,713
Fleet vehicles	172,163	108,384
Furniture and fixtures	7,872	7,872

Total Property and Equipment	258,309	194,530
Less: Accumulated Depreciation	(96,532)	(83,269)

Net Property and Equipment	161,777	111,261

OTHER ASSETS

Software development costs, net	982,056	1,309,416

Total Other Assets	982,056	1,309,416

TOTAL ASSETS	$1,750,912	$2,662,338

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$887,686	$528,951
Deferred revenues	790,560	1,033,833
Notes payable, current portion	33,305	84,145

Total Current Liabilities	1,711,551	1,646,929

LONG-TERM LIABILITIES

Deferred revenues	656,665	553,615
Convertible notes payable	572,731	612,731
Notes payable, non-current portion	80,248	35,844

Total Long-Term Liabilities	1,309,644	1,202,190

Total Liabilities	3,021,195	2,849,119

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 400,000 shares authorized; 375,000 shares issued and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 165,152,977 and 148,251,688 issued and outstanding, respectively	16,514	14,826
Common stock to be issued, 3,985,909, and 2,459,061 shares, respectively	437,000	284,315
Common stock warrants to be issued	131,961	131,961
Additional paid-in-capital	11,862,314	9,886,601
Accumulated deficit	(13,718,119)	(10,504,531)

Total Stockholders' Deficit	(1,270,283)	(186,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,750,912	$2,662,338

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES

Hardware, installation and other revenues	$268,005	$426,791	$1,017,112	$1,029,881
Software license/subscription revenues	373,172	292,525	1,074,640	666,199

Total Revenues	641,177	719,316	2,091,752	1,696,080

COST OF REVENUES

Hardware and other costs	234,647	518,961	983,328	1,159,848
Software license/subscription revenues	152,657	51,153	531,902	165,562

Total Cost of Revenues	387,304	570,114	1,515,230	1,325,410

GROSS PROFIT	253,873	149,202	576,522	370,670

OPERATING EXPENSES

Research and development	656,337	149,311	1,603,280	474,396
Sales and marketing	330,337	242,437	1,076,017	656,059
General and administrative	407,486	323,486	1,027,787	1,031,225

Total Operating Expenses	1,394,160	715,234	3,707,084	2,161,680

LOSS FROM OPERATIONS	(1,140,287)	(566,032)	(3,130,562)	(1,791,010)

OTHER INCOME (EXPENSE)

Interest income	8	25	22	491
Gain on lawsuit settlement	-	85,000	-	85,000
Gain/(Loss) on asset disposals	(5,024)	266	(3,234)	1,685
Interest expense	(6,579)	(4,499)	(19,970)	(33,590)

Total Other Income (Expense)	(11,595)	80,792	(23,182)	53,586

NET LOSS BEFORE INCOME TAXES	(1,151,882)	(485,240)	(3,153,744)	(1,737,424)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,151,882)	$(485,240)	$(3,153,744)	$(1,737,424)

Series B preferred stock dividend	(20,128)	(26,466)	(60,026)	(78,534)
Cost of Series B warrants extension	-	-	-	(76,994)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(6,338)	$0.00	(18,796)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,178,348)	$(511,706)	$(3,232,566)	$(1,892,952)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$0.00	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	160,567,933	136,384,788	153,787,329	133,874,704

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,153,744)	$(1,737,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,123	133,521
Amortization of note discount	-	16,836
Employee and non-employee stock compensation	125,011	120,084
Common stock issued for services rendered	2,489	63,750
Amortization of restricted stock grants	45,000	45,000
Capital contributed/co-founders' forfeiture of contractual compensation	59,250	59,250
Stock issued for cash received in prior year	15,000	-
Loss/(Gain) on asset disposals	3,234	(1,685)
Gain on lawsuit settlement	-	(85,000)
Change in operating assets and liabilities:
Accounts receivable	(102,164)	(26,299)
Debt issuance costs	-	4,208
Lease security deposit	-	(11,795)
Prepaid expenses and other current assets	27,110	20,265
Deferred revenues	(140,223)	280,513
Accounts payable and accrued expenses	305,173	(150,123)

Net Cash Used in Operating Activities	(2,458,741)	(1,268,899)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	-	10,387
Purchases of property and equipment	(10,171)	(18,165)

Net Cash Used in Investing Activities	(10,171)	(7,778)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	66,341	-
Payments on notes payable	(92,750)	(103,672)
Proceeds received on convertible notes	-	612,731
Proceeds from common stock to be issued	212,685	145,000
Proceeds from issuance of common stock for cash	1,573,000	537,311

Net Cash Provided by Financing Activities	1,759,276	1,191,370

NET DECREASE IN CASH AND CASH EQUIVALENTS	(709,636)	(85,307)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,074,317	240,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$364,681	$154,847

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$26,039	$3,735
Cash paid for income tax	$5,945	$4,978

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchased fleet vehicles involving trade-ins and collateral swap on existing notes payable	$92,337	$-
Conversion of convertible notes, plus accrued interest into 401,134 shares of common stock	$40,113	$-
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$18,796	$-
Series B Preferred stock dividends	$60,026	$78,534
Common stock issued for services rendered by third party service provider	$2,489	$-
Common stock issued in conversion of notes payable and accrued interest	$-	$52,247
Common stock issued per debt settlement agreement	$-	$60,000
Capital contribution by a co-founder involving 1,000,000 shares of common stock returned to treasury stock and subsequently issued pursuant to a legal settlement at $0.06 per share	$-	$75,000

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. ("COPsync," the "Company," "we," "our," "us") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, and its results of operations and cash flows for the three month and nine month periods ended September 30, 2012.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2011. The results for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012, or any other period. The year-end condensed balance sheet data as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

At September 30, 2012, the Company had cash and cash equivalents of $364,681, a working capital deficit of $1,104,472 and an accumulated deficit of $13,718,119.  Due to these circumstances, the Company’s management monitors and attempts to minimize, to the extent possible, all cash expenditures.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business in the current fiscal year. The Company intends to raise additional working capital to support its operations, either through private placements, bank financings or a combination of both.

The Company’s Board of Directors has authorized the Company to raise $2.2 million in new capital, inclusive of approximately $1,725,000 that the Company had received as of September 30, 2012.  The total cash received consisted of $1,573,000 for shares of common stock that had been issued as of September 30, 2012 and $152,000 for shares of common stock to be issued after September 30, 2012.  The Company’s management believes that the Company will raise at least an additional $475,000 either in the form of debt or equity prior to December 31, 2012.  Thereafter, the Company’s Board of Directors may authorize the Company to seek additional capital, either in the form of debt or equity, as circumstances require or funding opportunities become available.

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

NOTE 2 – NATURE OF ORGANIZATION

COPsync, Inc. operates the largest law enforcement real-time, in-car information sharing, communication and data interoperability network in the U.S. The COPsync network enables officers to report and share critical data and collect for outstanding Texas Class C misdemeanor warrants in real-time at the point of incident. Officers are also able to obtain instant access to local, state and federal law enforcement databases.  The COPsync system also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, accident reports, DUI forms, arrest forms and incident and offense reports. The Company believes that use of its information sharing network saves lives, reduces unsolved crimes and assists in apprehending criminals and interdicting criminal behavior -- through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed its information sharing network to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors. COPsync also sells VidTac,™ an in-vehicle, software-driven video system for law enforcement. The first customer installations of the VidTac system are occurring in the fourth quarter of this year.

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

c.             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company deposits cash and cash equivalents in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments in financial institutions may exceed federally insured limits.  At September 30, 2012, the Company had approximately $5,000 in excess of FDIC insured limits at the two financial institutions. The Company has not experienced any losses in such accounts.

To date, the Company’s accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company writes off delinquent receivables based on individual credit evaluation and the specific circumstances of the customer.  As of September 30, 2012, the Company had recorded an allowance for doubtful accounts of $11,425.  At September 30, 2011, the Company had not recorded an allowance for doubtful accounts.

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

NOTE 5 – NOTES PAYABLE

The Company’s total notes payable at September 30, 2012 was $113,553, representing a net decrease of $6,436 for the nine month period ended September 30, 2012.  The following table shows the components of notes payable at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
Loan Type	2012	2011
Bank	$108,669	$65,978
Insurance	4,884	24,011
Settlement	$-	$30,000
Total notes payable	$113,553	$119,989
Less: Current portion	$(33,305)	$(84,145)
Long-term portion	$80,248	$35,844

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000, plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April 2011 with $10,000 to be paid each succeeding calendar month until fully paid.  The unpaid balance of the settlement at December 31, 2011 totaled $30,000, which was paid in full during the first quarter of 2012.  The settlement amount bore no interest.

The notes payable balance for bank loans, all of which involved the purchase of automobiles, increased by $42,691 during the nine months period ended September 30, 2012, which increase consisted of new notes payable totaling $87,688, partially offset by payments of $44,997.  These bank loans are collateralized by the associated automobiles.  The new bank loans were incurred by the Company in the first and third quarters of 2012, each with terms of five years and an interest rate of six percent per annum.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the nine months period ended September 30, 2012, the Company also made monthly payments totaling $19,127 on a single note payable involving the short-term financing of certain of the Company’s business insurance policies.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the nine months period ended September 30, 2012, the holders of two convertible notes elected to convert their respective notes into shares of the Company’s common stock.  The total amount of the converted notes on the date of conversion was $40,113, consisting of $40,000 in principal and $113 in accrued interest.  The Company issued a total of 401,134 shares of common stock at the conversion price of $0.10 per share of stock stated in the notes.

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

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) is convertible into 40 shares of common stock, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends on the Series B Preferred Stock for the nine-month periods ended September 30, 2012 and 2011, of $60,026 and $78,534, respectively.  The Company booked an $18,796 accretion amount for the beneficial conversion feature on the Series B Preferred Stock for the nine months period ended September 30, 2012.  The Company booked zero accretion for the beneficial conversion feature for the nine months period ended September 30, 2011.

NOTE 8 – COMMON STOCK

During the nine months period ended September 30, 2012, the Company issued a total of 15,730,000 shares of common stock, along with associated warrants valued at $1,573,000 or $0.10 per share.  These shares consisted of 11,350,000 shares issued during the second quarter of 2012 valued at $1,135,000 and 4,380,000 shares issued during the third quarter of 2012 valued at $438,000.  The Company issued an additional 150,000 shares of common stock during the second quarter of 2012, valued at $15,000 or $0.10 per share resulting from a prior year investment.

During the third quarter of 2012, the Company issued 20,155 shares of common stock valued at $ 2,489 to a third-party service provider for services rendered during the period.

NOTE 9 – COMMON STOCK TO BE ISSUED

During 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for the advisory firm to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share.  The Company has not issued these shares to the advisory firm as of September 30, 2012, as the Company disputes that the shares were earned under the agreement.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During 2011, the Company received a $60,000 deposit from two individual investors for the purchase of 600,000 shares of common stock and associated warrants, which were issued in third quarter of 2012.  The Company received a $10,000 deposit in the second quarter of 2012 from a single individual investor for the purchase of 100,000 shares of common stock and associated warrants, which were issued in the third quarter of 2012.  During the third quarter of 2012, the Company received $152,000 in deposits from two individual investors for the purchase of 1,520,000 shares of common stock and associated warrants, which the Company anticipates issuing in the fourth quarter of 2012.  All of these issuances were part of private placements pursuant to subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell shares of the Company’s common stock and detachable four-year warrants to the investors.  For each of these private placements, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased, or $0.50 per Equity Unit.

The Company has distributor agreements with two original equipment manufacturer (“OEM”) distributors under which the Company is obligated to issue common stock to the OEMs with an aggregate value equal to the first $250,000 of licensing fees generated by the OEMs.  During the first nine months of 2012, the Company received cash totaling $60,685 in licensing fees under these agreements.  The amount of stock to be issued was determined each time a payment was made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the receipt of payment.  An obligation to issue a total of 606,848 shares of common stock resulted from these cash receipts, which when combined with the 1,640,909 shares of common stock earned by the OEM distributors during 2011 under these distributor agreements, equals 2,247,757 shares of common stock to be issued.  Total cash receipts relative to the 2,247,757 shares of common stock is $225,685.  The Company has also agreed to issue 143,152 shares of common stock valued at $0.10 per share to one of the OEM distributors for $14,315 in credits issued by the Company for services rendered on behalf of the Company by the OEM distributor.  All of these shares of common stock issued under the distributor agreements are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones. The licensing fee revenue paid by the OEM distributors has been included in revenues and the value of shares to be issued has been included in cost of sales in the statement of operations.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the shares of common stock to be issued as of September 30, 2012 and December 31, 2011.

	At September 30, 2012		At December 31, 2011
Common stock to be issued per:	# of Shares	$Value	# of Shares	$Value
An agreement with an advisory firm at $0.60 per share	75,000	$45,000	75,000	$45,000
Two resellers agreements for paid license fees as provided by the agreements	2,247,757	225,685	1,640,909	165,000
A single reseller for provided services	143,152	14,315	143,152	14,315
Two subscriptions for cash at $0.10 per share	1,520,000	152,000	-	-
Total number of shares and value	3,985,909	$437,000	2,459,061	$284,315

NOTE 10 – BASIC AND FULLY DILUTED LOSS PER SHARE

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The Company's common stock equivalents, at September 30, 2012 consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2012	2011
Convertible promissory notes outstanding	5,770,620	-
Warrants outstanding	9,996,582	5,299,622
Stock options outstanding	8,002,500	7,447,500
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	3,985,909	1,515,909
Dividends on preferred stock outstanding	3,108,797	2,190,414

Total Common Stock Equivalents	45,964,408	31,553,445

NOTE 11 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants and the changes during the nine-month period ended September 30, 2012 and the twelve month period ended December 31, 2011 are as follows:

2012
Description	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2012	7,130,582	$0.20
Issued	3,266,000	$0.20
Cancelled	-	$-
Expired	(400,000)	0.20
Outstanding, September 30, 2012	9,996,582	$0.20
Exercisable, September 30, 2012	9,996,582	$0.20

The total number of warrants issued during the nine months ended September 30, 2012 consisted of 2,270,000 warrants associated with 11,350,000 shares of common stock issued during the second quarter of 2012, resulting from new capital investments of $1,135,000, 876,000 warrants associated with 4,380,000 shares of common stock issued during the third quarter of 2012 resulting from new capital investments of 438,000, and 120,000 warrants associated with 600,000 shares of common stock issued during the third quarter of 2012, resulting from $60,000 of new capital investments received in 2011.

2011
Description	Warrants	Weighted Average Exercise Price
Outstanding, January 1, 2011	4,125,000	$0.20
Issued	3,255,582	$0.20
Cancelled	-	$-
Expired	(250,000)	0.20
Outstanding, December 31, 2011	7,130,582	$0.20
Exercisable, December 31, 2011	7,130,582	$0.20

The total number of warrants issued during the twelve months period ended December 31, 2011, consisted of 1,005,582 warrants associated with 5,027,910 shares of common stock issued during the first and second quarters of 2011, resulting from new capital investments of $502,791 and 2,250,000 warrants associated with 11,250,000 shares of common stock issued during the fourth quarter of 2011, resulting from new capital investments of $1,125,000.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s outstanding and exercisable warrants at September 30, 2012:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 9/30/12	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/12	Weighted Average Exercise Price
0.10	50,000	1.93	0.10	50,000	0.10
0.20	9,946,582	2.52	0.20	9,946,582	0.20

$0.10 - 0.20	9,996,582	2.63	$0.20	9,996,582	$0.20

NOTE 12 – EMPLOYEE OPTIONS

As of September 30, 2012, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years. As of September 30, 2012, 8,002,500 options were outstanding under the plan, of which 3,697,910 options were exercisable, with a weighted average exercise price of $0.09 per share.

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

For the nine-month periods ended September 30, 2012 and 2011, the Company recorded share-based compensation expense of $125,011 and $120,084, respectively.

For the nine months ended September 30, 2012, the Company granted options to purchase 1,400,000 shares of common stock with an exercise price of $0.10 per share.  Each of the Company’s two outside directors received options to purchase 25,000 shares of common stock as part of their annual compensation for serving on the Company’s Board of Directors and options to purchase 1,350,000 shares of common stock were awarded to three new employees.  The total value of the stock options granted during the nine month period, utilizing the Black Scholes valuation method, was $118,964.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The summary activity for the nine months ended September 30, 2012 under the Company’s 2009 Long Term Incentive Plan is as follows:

	September 30, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Value
Outstanding at beginning of period	7,445,833	$0.09	$$223,375
Granted	1,400,000	$0.10	$28,000
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(843,333)	$0.09	$(25,300)

Outstanding at period end	8,002,500	$0.09	$226,075	1.86

Options vested and exercisable at period end	3,697,910	$0.09	$110,937

Weighted average grant-date fair value of options granted during the period		$0.10

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of September 30, 2012

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.08	2,727,500	2.05	$0.08	1,560,836	$0.08
$0.09 – $0.10	5,275,000	1.52	$0.10	2,137,074	$0.10
	8,002,500			3,697,910

 A summary of the status of the Company’s non-vested shares as of September 30, 2012 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	5,135,833	$0.09
Granted	1,400,000	$0.10
Forfeited	(843,333)	$0.09
Vested	(1,387,910)	$0.08
Non-vested	4,304,590	$0.08

As of September 30, 2012, there was approximately $356,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.86 years.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

A summary of the Company’s fixed contractual obligations and commitments at September 30, 2012, is as follows:

	Payments Due by Period
	Total	Remainder of 2012	Year 2013	Beyond Year 2013
Operating leases	$53,943	$26,966	$26,977	$-

Purchase Obligations	$700,000	$258,000	$442,000	$-

Total	$753,943	$284,966	$468,977	$-

During the third quarter of 2012, the Company entered into a non-cancelable commitment to purchase from a manufacturer its new VidTac product, which was first released in November 2012.  The purchase commitment was entered into as part of the Company’s procurement processes to support normal inventory and sales activities as the new product neared the end of its development cycle, as well as to hold the purchase price of the product.  The commitment involved 475 finished good units with a total value of $700,000.  The finished good units are to be delivered as follows:  175 units in November 2012; 100 units on December 1, 2012; and 200 units on January 1, 2013.  Payment terms for the units are net 45 days from the invoice date.  The Company has sold 136 of the 200 units to be delivered in November 2012.  As of September 30, 2012, the balance of the finished goods was approximately $6,000 included in prepaid expenses and other current assets on the balance sheet.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the nine months period ended September 30, 2012 and 2011 totaled $30,000 for Mr. Chaney and $29,750 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

See Note 7, “Stock Transactions”, “Common Stock to be Issued”, to the Financial Statements contained the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which discusses the 2,000,000 shares of restricted common stock the Company granted to Ronald A. Woessner, the Company’s Chief Executive Officer, valued at $180,000.  The Company is amortizing the $180,000 value ratably over a thirty-six month period, which began in December 2010.  During each of the nine-month periods ended June 30, 2012 and 2011, amortization of the restricted stock grant was $45,000.

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

NOTE 14 – SUBSEQUENT EVENTS

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

Overview

We sell the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  We believe that the service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The first customer installations of our new VidTac system are occurring in the fourth quarter of 2012.

To date, our COPsync service has successfully submitted, processed and relayed over 3,824,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of November 11, 2012, over 300 law enforcement agencies, primarily in the State of Texas, had contractually subscribed to use our real-time data collection and data sharing service.

We offer our information sharing network software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue via a combination of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

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

Results of Operations

Revenues.

Total revenues for the three-month and nine-month periods ended September 30, 2012 were $641,177 and $2,091,752, respectively, compared to $719,316 and $1,696,080, respectively, for the comparable periods in 2011.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key performance indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is thus not a key performance indicator of future performance.  Software license/subscriptions revenues totaled $373,172 and $1,074,640 for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $292,525 and $666,199, respectively, for the comparable periods in 2011, an increase of $80,647 and $408,441, respectively.  Software license/subscriptions revenue comprised 58% and 51% of our total revenues for the respective three-month and nine-month periods ended September 30, 2012.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies between periods, plus revenue attributable to contract renewals.  Hardware, installation and other revenues totaled $268,005 and $1,017,112 for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $426,791 and $1,029,861, respectively, for the comparable periods of 2011.  The decrease in revenues for hardware, installation and other in the three-month and nine-month periods in 2012 reflects a lower percentage of contracts requiring equipment when compared to the same periods in 2011.  We currently have a backlog of contracted service agreements with equipment needs, many of which will be completed in the fourth quarter of 2012.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  We initially record this up-front payment as deferred revenues, which are subsequently recognized as revenue during the service period.  We do not believe the increase in deferred revenues as contracts are initiated has a material effect on our future working capital for the later years of the contract service periods because our customer support costs are incrementally fixed in nature.  Beginning in the third quarter of 2011 many of our contracts contained price discounts.  We allocated these discount amounts, in accordance with applicable accounting guidelines, to the separate, contract elements, such as hardware, installation and officer setup and training, certain integration services and service fees.  As a result, we experienced a lower gross profit on hardware, installation and other revenues.  We expect to continue discounting our products and services for the remainder of 2012.

Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective three-month and nine-month periods ended September 30, 2012 and 2011:

	For the three months ended September 30,				For the nine months ended September 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Hardware, installation and other revenues
Revenues	$268,005	100%	$426,791	100%	$1,017,112	100%	$1,029,881	100%
Cost of Revenues-hardware & other external costs	196,730	74%	484,845	114%	869,758	86%	1,058,732	103%
Cost of Revenues-internal costs	37,917	14%	34,116	8%	113,570	11%	101,116	10%
Total Gross Profit/(Loss)	$33,358	12%	$(92,170)	(22%)	$33,784	3%	$(129,967)	(13%)

Software license/subscription revenues
Revenues	$373,172	100%	$292,525	100%	$1,074,640	100%	$666,199	100%
Cost of Revenues-internal costs	43,537	12%	16,235	6%	143,857	13%	60,808	9%
Cost of Revenues-OEM distributor fees	0	0%	0	0%	60,685	6%	0	0%
Amortization of capitalized software development costs	109,120	29%	34,918	12%	327,360	30%	104,754	16%
Total Gross Profit	$220,515	59%	$241,372	83%	$542,738	51%	$500,637	75%

Total Company
Revenues	$641,177	100%	$719,316	100%	$2,091,752	100%	$1,696,080	100%
Cost of Revenues	387,304	60%	570,114	79%	1,515,230	72%	1,325,410	78%
Total Gross Profit	$253,873	40%	$149,202	21%	$576,522	28%	$370,670	22%

For the respective three-month and nine-month periods ended September 30, 2012, our total cost of revenues were $387,304 and $1,515,230, respectively, compared to $570,114 and $1,325,410, respectively, for the comparable periods in fiscal 2011.  As a result, we realized gross profits of $253,873 and $576,522, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to $149,202 and $370,670, respectively, for the comparable periods in 2011.

Cost of revenues for hardware, installation and other revenues for the three-month and nine-month periods ended September 30, 2012 totaled $234,647 and $983,328, respectively, compared to $518,961 and $1,159,848, respectively, for the comparable periods in fiscal 2011.  The decrease of approximately $177,000 for the nine-month period comparison was due to lower hardware sales in fiscal 2012.  Included in these cost of revenues are internal costs, which totaled $113,570 and $101,116 for the nine-month periods ended September 30, 2012 and 2011, respectively.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The total gross profit from hardware, installation and other revenue totaled $33,784 for the nine-month period ended September 30, 2012, compared to a gross loss of $129,967 for the comparable period in 2011.

Cost of revenues for software license/subscription revenues for the three-month and nine-month periods ended September 30, 2012 totaled $152,657 and $51,153, respectively, compared to $531,902 and $165,562, respectively, for the comparable periods in fiscal 2011.  The increase of approximately $103,000 for the three-month period comparison consisted of approximately $74,000 in increased amortization expense for capitalized software and $27,000 for increased internal costs.  These internal costs represent costs associated with our customer support team and web-hosting facilities.  The increase of approximately $366,000 for the nine-month period comparison consisted of approximately $223,000 in increased amortization expense for capitalized software, $61,000 for OEM distributor fees and development costs and $82,000 for increased internal costs.  We anticipate our internal costs to remain relatively flat for the remainder of 2012.  The resulting gross profit from software license/subscription revenues for the three-month and nine-month periods in 2012 was $220,515 and $542,738, respectively, compared to $241,372 and $500,637, respectively, for the comparable periods in fiscal 2011.

 Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts, as discussed above.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting are relatively flat.

Operating Expenses.

Research and Development

Total research and development expenses for the three-month and nine-month periods ended September 30, 2012 and 2011 were $656,337 and $1,603,280, respectively, compared to $149,311 and $474,396, respectively, for the comparable periods in 2011.  The $507,000 increase in expense for the three-month comparison, as well as, the $1,129,000 expense increase for the nine-month comparison, is due to the development and introduction of two new product/service offerings announced in 2012, as well as continued enhancement of our existing product/service offerings.  As a result, for the three-month and nine-month periods ended September 30, 2012, compensation-related expenses associated with increased headcount, including contract labor for IT/software development services, increased from the previous year by approximately $273,000 and $635,000, respectively, and non-recurring expenses for product development activities increased by approximately $234,000 and $475,000, respectively, from the previous year.  We believe these higher levels of research and development expense will continue through the remainder of 2012, but we expect the expense to be significantly reduced in fiscal 2013.

Sales and Marketing

Total sales and marketing expenses for the three-month and nine-month periods ended September 30, 2012, were $330,337 and $1,076017, respectively, compared to $242,437 and $656,059, respectively, for the comparable periods in fiscal 2011.  The $87,900 increase in these expenses for the three-month comparison, as well as the $419,958 expense increase for the nine-month comparison, is being driven principally by the introduction of the two new product/service offerings we are announcing in 2012, which has resulted in increased headcount in sales and sales support as we ramped-up our pre-introduction sales efforts, as well as related travel expenses.  We believe our current staffing levels are sufficient to adequately support our new product introductions in 2012, and we anticipate a continued relatively high level of travel expenses, principally due to fuel costs resulting from our sales team’s use of our fleet automobiles.

Our new product/service offerings are WARRANTsyc, which was released in May 2012, and VidTac, which was released in November 2012.  WARRANTsync is a service that provides the subscribing municipal courts with a real-time warrant servicing program when dealing with law enforcement agencies subscribing to the COPsync service offering.  With this service, we believe that the clearing of outstanding warrants can be greatly expedited.  VidTac is a software-driven video product offering.  It provides high resolution imaging at a lower cost, when compared to existing video product offerings.

General and Administrative

Total general and administrative expenses for the three-month and nine-month periods ended September 30, 2012, were $407,486 and $1,027,787, respectively, compared to $323,486 and $1,031,225, respectively, for the comparable periods in fiscal 2011.  The $84,000 increase in these expenses for the three-month comparison is due principally to headcount increases and other, non-personnel costs.  We believe that our general and administrative expenses for the remainder of fiscal 2012 may increase approximately five percent over current levels because of an additional headcount in finance and other sundry expenses.

Other Expense

Other expense for the three-month and nine-month periods ended September 30, 2012, totaled $11,595 and $23,182, respectively, which consisted principally of interest expense and losses on asset disposals.  For the three month period ended September 30, 2011, other income totaled $80,792, which included a gain of $85,000 involving a lawsuit settlement, partially offset by interest expense of $4,499.  Other income for the nine-month period ended September 30, 2011 totaling $53,586, consisted of the $85,000 gain involving a lawsuit settlement, partially offset by interest expense of $33,590.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and nine-month periods ended September 30, 2012, were $1,151,882 and $3,153,744, respectively, compared to $485,240 and $1,737,424, respectively, for the comparable periods in fiscal 2011.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of September 30, 2012, we had $364,681 in cash and cash equivalents, compared to $1,074,317 as of December 31, 2011.  The decrease was due primarily to $2,458,741 net cash used in operating activities and $10,171 in net cash used by investing activities, partially offset by $1,759,276 in net cash provided by financing activities.  The net cash provided by financing activities represents cash proceeds of $1,573,000 from the issuance of common stock for cash, as well as $212,685 in cash received for shares of our common stock to be issued involving: 1) $60,685 from two of our original equipment manufacturer (“OEM”) distributors, and 2) $152,000 from two private investors, as well as $66,341 in proceeds from notes payable involving automobile loans.  These inflows were partially offset by $92,750 in payments on certain outstanding notes payable.  We had a working capital deficiency of $1,104,472 on September 30, 2012, compared to a deficiency of $405,268 on December 31, 2011.  However, on September 30, 2012, our current liabilities include $790,560 in net deferred revenues attributable to future performance periods under prepaid customer contracts, which we believe will not have a material effect on our future working capital in the later years of the prepaid contracts because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At September 30, 2012, we had cash and cash equivalents on hand of $364,681 and had a working capital deficiency of $1,104,472.  Our net deferred revenues totaling $1,447,225, for which we believe the future service costs will be relatively low and incrementally fixed in nature, exceeds the working capital deficiency.

We have increased our expense levels over fiscal 2011 levels to invest in our direct sales efforts and to invest in new product/service offerings. We have invested heavily in research and development expenses in year 2012 for two new product innovations: WARRANTsync, our statewide class C misdemeanor warrant clearing system launched earlier this year, and VidTac, our software driven law enforcement video system, deliveries of which commenced in November of this year.  These increased expense levels have resulted in negative cash flow throughout fiscal 2012, which we expect to continue through the end of the year.  We expect to support this negative cash flow by raising additional capital.

Our Board of Directors authorized us to raise approximately $2.2 million in new capital, inclusive of approximately $1,725,000 we had received as of September 30, 2012.  The total cash received consisted of $1,573,000 for shares of common stock that had been issued as of September 30, 2012, and $152,000 for shares of common stock to be issued after September 30, 2012.  We believe that we will raise at least an additional $475,000 either in the form of debt or equity prior to the end of 2012.  Our Board of Directors may authorize us to seek additional capital, either in the form of debt or equity, as circumstances require or funding opportunities become available.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We issued additional equity securities in connection with the capital raise referenced above under “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Plan of Operation for the Next 12 Months.”  In connection with this capital raise, during the three months ended September 30, 2012, we issued 4,280,000 shares of our common stock and associated warrants (with an exercise price of $0.10 per share) to purchase 856,000 shares of our common stock in exchange for an aggregate $428,000 in cash.

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

During the three months ended September 30, 2012, we issued 20,155 shares of our common stock to a third party service provider for services rendered during the period.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock.  We disclosed to the service provider that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

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

101.SCH (XBRL Taxonomy Extension Schema Document)

101.CAL (XBRL Calculation Linkbase Documents)

101.DEF (XBRL Taxonomy Definition Linkbase Document)

101.LAB (XBRL Taxonomy Label Linkbase Document)

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

COPSYNC, INC.

Date: November 14, 2012	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer