Form 10-K
period 2012-12-31
COPsync, Inc.
filed 2013-04-16
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2012, based on the $0.14 per share closing price for the registrant’s common stock on the Markets Group Inc.’s OTCQB Link, was $12,807,294.

The number of shares of the registrant’s common stock outstanding as of March 11, 2013 was 172,054,201.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words.  Such forward-looking statements may be contained in the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this report.

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

ITEM 1.                   BUSINESS

Overview

COPsync, Inc. operates what we believe to be the largest law enforcement real-time, in-car information sharing, communication and data interoperability network in the United States.  The COPsync network:

•	Allows officers to compile and share information, in real-time, via a common database accessible by all officers on the COPsync network, regardless of agency jurisdiction;
•	Allows officers to query, in real time, various local, state and federal law enforcement databases;
•
Allows dispatchers and officers to send, in real-time, BOLO (“be on the lookout”) and other alerts of child kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers on the COPsync network, regardless of agency jurisdiction;

•
Allows officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync database and local court and agency databases; and

•
Informs officers of outstanding Texas Class C misdemeanor warrants, in real-time, at the point of a traffic stop and allows the officers to collect payment for those warrants using a debit card or a credit card.

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  The COPsync service provides this interoperability.  Prior to the introduction of our service, significant information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability existed because law enforcement software vendors maintain proprietary systems that do not interoperate with systems of other vendors.  Our business model is to connect the proprietary systems of these various vendors, thus enabling the sharing of information between the agency customers of those vendors.  Our service can act as an overlay for those vendors who do not offer an in-vehicle mobile technology or an underlay that operates in the background for those vendors that do offer an in-vehicle mobile technology.

Recent Developments

In 2012, we introduced two new products; WARRANTsync™ and VidTac™.  Our WARRANTsync module is designed to be a statewide misdemeanor warrant clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of traffic stop and to collect payment of the fees and costs associated with those warrants using a debit card or a credit card.  We believe that VidTac is the world’s only 100% digital, high performance, software-driven, in-vehicle, video system for law enforcement.  Traditional in-patrol car video systems used by law enforcement are “hardware centric” DVR-based systems.  The video capture, compression and encryption of the video stream is performed by the DVR.  Our VidTac system uses the computing power of in-vehicle laptops and software to perform the video capture, compression and encryption.  Moreover, since the VidTac system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the delay and expense of an on-site visit.

Number of Users and Corporate History

Approximately 350 law enforcement agencies, primarily in the State of Texas, have contracted with us to share law enforcement data and communicate among themselves using our COPsync network.

We were incorporated in Delaware in October 2006 as Global Advance Corporation, which operated as a public shell company, with no or nominal assets or operations, until 2008.  The predecessor-in-interest to our current business, PostInk Technology, LP, a Texas limited partnership, was acquired by the public shell company in April 2008, and was subsequently dissolved.

Business Model

We offer the COPsync network software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  The subscription fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue through a combination of the acquisition of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

●	We incur start-up costs and recurring fixed costs to establish and maintain the service.

●	We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.

●	We recruit subscribers with the goal of reaching a level of aggregate subscriber payments that exceeds our fixed (and variable) recurring service costs.

●	We strive to add new subscribers at a high rate since having a high renewal rate among existing subscribers is essential to attaining positive cash flow from operations in the near term.

●	We hope to augment these recurring revenues with product revenues from sales of our VidTac system.

Assuming we are successful in obtaining new users of our service, as well as retaining high renewal rates of existing users, we anticipate that the recurring nature of our COPsync network subscription model will result in annually recurring, sustainable and predictable cash and revenue growth, year-over-year.  However, there is no assurance that we will be successful in implementing our business model.

Our Products

COPsync Network

Our COPsync service is a real-time information sharing, data interoperability and communication network that enables patrol officers (and administrative officers) to access federal, state and local law enforcement databases, in real-time, in-vehicle, at the point of incident, and communicate among themselves, in real-time, across agency jurisdictional boundaries.  We currently provide access to the FBI Criminal Justice Information Service (CJIS) database, the Texas law enforcement telecommunications system (TLETS) database, the historical databases of our agency subscribers who have provided us with such access, and the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the United States – Mexico border, and our COPsync database.  As we expand the scope of our operations to states other than the State of Texas, we anticipate that we will provide access to the law enforcement telecommunications systems in those states as well.

Information Sharing Replaces Agency “Information Silos”

State and local law enforcement agencies traditionally operate in information “silos.”  Information about criminals and criminal activity known to one law enforcement agency is typically contained only in the databases of that agency and is not shared or made known to other agencies, even those that are geographically proximate.  The only exceptions to these information “silos” are the FBI National Crime Information Center (NCIC) and a state’s law enforcement telecommunications system (LETS).  However, we believe that these available databases have limited value because they only provide certain “adjudicated information,” i.e., a record of an adjudicated law enforcement event, such as an arrest, warrant issuance, conviction or prison sentence.  These databases do not provide non-adjudicated information, such as whether the person has made a threat against law enforcement, is a known gang member, has been questioned for suspicious activity, or is known to carry a weapon.  Moreover, the NCIC and the LETS information is typically provided only by radio from the local dispatch office for those agencies that do not have in-vehicle computers.

With our COPsync system, patrol officers have in-car, real-time, access to the adjudicated NCIC and LETS data, the EPIC data, and also have access to all non-adjudicated data from all other agencies and officers using the COPsync network, regardless of the type of computer infrastructure used by the other agencies.  We believe that we are the only company in the United States whose current business objective is to connect all law enforcement agencies for this purpose.

Real-Time Communication Replacing Virtually No Communication Between Agencies

Today, patrol officers typically cannot communicate in real-time with officers from other agencies because their radios are not interoperable.  Thus, officers have no ability to advise other agencies in real-time of “officer needs assistance” situations, “be on the lookout” (BOLOs), child abductions, robberies or other crimes in progress.

Using our COPsync service, agencies and officers can communicate with each other in real time through instant messaging (computer to computer) or SMS (computer to cell phone).  This ability enables the instantaneous communication of information to an individual officer, an agency, a county, a state or even the entire country.

Electronic Tools Replacing Pen and Paper

Virtually all of the work (e.g., traffic citations, arrests, suspicious activity reports, crash reports and DUIs) of a typical patrol officer has been done with pen and paper.  Our COPsync service provides 21st century electronic tools designed to completely replace pen and paper.  These electronic tools are designed to enable patrol officers to be exceedingly more efficient.  For example, the average DUI arrest in the State of Texas takes between 3.5 and 4.0 hours to process, in part because of the many required handwritten forms involved.  Using our COPsync service, an officer can complete the paperwork for a DUI arrest in a fraction of the time.  Routine traffic stops can also be completed much quicker and the tickets can be seamlessly and instantaneously sent to the court records management system for processing using the COPsync service.

Real-Time Class C Misdemeanor Warrant Collection

COPsync’s new WARRANTsync module is designed to be a statewide misdemeanor warrant clearing database.  It enables law enforcement officers in the field to receive notice of outstanding warrants, in real-time, at the point of a traffic stop, and to collect payment of the fees and costs associated with those warrants from the violator using a debit card or a credit card.

We believe that there are in excess of $1 billion in outstanding warrant fees for Class C misdemeanor (typically traffic) offenses (capias warrants) and warrants for defaults of payment agreements with the court (capias pro fine) in the State of Texas.  These fees typically relate to traffic offenses.  If the violator does not appear to either pay the fine or contest the offense in the case of the misdemeanor offense or defaults on a payment agreement with the court, the court issues an arrest warrant.  Most of the fees associated with these warrants are never collected.  This results in lost revenues to the cities and counties issuing the warrants.

WARRANTsync enables law enforcement officers in the field to receive notice of outstanding warrants and collect these lost fees in real-time at the point of traffic stop.  For example, when an officer pulls a vehicle over and runs the driver’s license number through the COPsync system, in addition to being advised of the other information contained in the COPsync database or accessible through the COPsync system, as discussed above, the officer will also be notified of any outstanding warrants for the driver that are in the COPsync database.  The WARRANTsync system enables the offender to pay the warrant fees and costs using a credit card or debit card.  Following payment the offender is given a receipt and the transaction is complete.  The benefits of using WARRANTsync include increasing revenues for the cities and counties that have issued the warrants while avoiding the expense and burden on the system of arresting the offender, taking them to jail, booking them in jail, and then bailing them out.  Moreover, paying the warrant – rather than being taken to jail -- is typically preferred by the warrant offenders as well.

Software Driven, Digital In-car Video System

We believe that our new VidTac in-vehicle video system is the world’s only 100% digital, high performance, software-driven video system for law enforcement.  Typical in-vehicle video systems are “hardware centric” DVR-based systems.  The video capture, compression and encryption of the video stream is all performed by the DVR.  High-end digital DVR-based systems are expensive, ranging in price from an estimated $5,100 to $11,000 per system.  These DVR-based video systems are typically replaced, at the same expensive price point, every three to four years, as new patrol vehicles are placed into service.

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems.  We are offering the service for sale at a much lower price than the average price of the DVR-based video systems.  Furthermore, for those agencies that currently have in-vehicle computers, the VidTac system eliminates the need for those agencies to purchase a second computer, the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  Moreover, since our system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the need for an on-site visit.

We believe that our new VidTac system will accelerate the growth of our revenue and our ability to achieve profitability.

Sales and Marketing

We sell our COPsync and VidTac services through direct sales efforts and indirectly through OEM distributors and resellers.  Virtually all of our sales to date have been derived from our direct sales efforts.  We are working to establish a network of indirect sales channels, including OEM distributors and resellers.  We have several distributors for the COPsync network and over a dozen resellers for the VidTac system.  We are working with these indirect sales channels to establish processes and systems and otherwise equip them to be effective sales channels for our product offerings.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities.  Total research and development operating expenses for years ended December 31, 2012 and 2011 were $2,218,156 and $712,404, respectively.  The significant increase in these expenses in 2012 was due principally to the development of our VidTac product offering, which was launched in the fourth quarter of 2012.

Our cumulative gross capitalized software development costs at December 31, 2012 were $2,724,082.  The cumulative capitalized software development costs, net of amortization costs, at December 31, 2012 and 2011 were $872,936 and $1,309,416, respectively.  During the year ended December 31, 2011, we recorded impairment charges of $296,808.

Competition

We believe that we have no direct competition for our COPsync network.  We believe that we provide the only law enforcement network that provides real-time access to both adjudicated and non-adjudicated law enforcement databases, plus real-time data sharing and communication across agency jurisdictional boundaries, directly to the patrol car and to all subscribing agencies at the point of incident through a laptop computer, notebook, or handheld device.  We have designed our system to be “vendor neutral,” meaning it is designed to be used in conjunction with systems of other law enforcement technology vendors.  Our network is not designed or intended to replace existing technology being used by our potential agency customers, but is intended to enhance that technology.

We estimate that there are 2,100 vendors providing records management, jail management, court management, and computer aided dispatch technology systems to law enforcement agencies.  We do not view these vendors as our competitors, inasmuch as our objective is not to interfere with their relationship with their customers.  Our objective and business model is to provide their customers with the connectivity to connect to other law enforcement agencies, i.e., we want to be “one vendor connecting all law enforcement and all law enforcement information vendors.”  Nevertheless, in some customer situations we have been required to persuade existing vendors that the COPsync network is not intended to compete with their products or to interfere with their relationship with their customers.

There are many in-vehicle law enforcement video system vendors, including Coban, Digital Ally, MobileVision, Motorola, and Watchguard Video, whose products compete with our VidTac product offering.  We believe that we are currently the only vendor that offers a software-driven in-vehicle video system.  The other vendors sell “hardware centric” video systems that use a DVR to perform the video capture, compression and encryption of the video stream.

We believe our VidTac product has certain attributes that will enable us to capture a reasonable share of the law enforcement, in-vehicle video market.  It possesses features and functionality that other existing video systems do not possess.  We are offering the VidTac system at a much lower price than the average price of the competing DVR-based video systems.  Furthermore, for an agency that already has in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a DVR, and eliminates the need to replace the DVR every three to four years, as the agency replaces its patrol vehicles.  Also, since our system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the need for the delay and inconvenience of an on-site customer.

Intellectual Property

We rely, and intend to continue to rely, on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our service and products.  We have filed applications for certain trademarks relating to our business.  We are involved in a dispute over the ownership of the “COPsync” trademark.  The dispute has not resulted in any legal proceedings to date.  We have filed several patent applications covering certain aspects of our COPsync information sharing, communication and data interoperability service and our new VidTac product.

Employees

We had 33 full-time employees as of March 15, 2013, a substantial majority of whom are non-management personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and believe that we have satisfactory employee relations.

Government Regulation

Our business is subject to regulation by various federal and state governmental agencies.  Such regulation includes the anti-trust regulatory activities of the Federal Trade Commission, the Department of Justice (CJIS Division), the consumer protection laws of the Federal Trade Commission, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.  In addition, our customers and potential customers are all governmental entities.  As a result, their ability to purchase our product could be subject to governmental regulation at the federal, state and local levels.

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

Our predecessor, which began our business, was formed in January 2005.  We only began realizing revenues from operations in the fourth quarter of 2008.  Given our limited operating history, it may be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as an early stage company.  These uncertainties include:

●	our ability to market and sell our COPsync service and other products for a profit;

●	our ability to recruit and retain skilled personnel; and

●	our evolving business model

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

If we are unable to develop and generate additional demand for our service or products, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our service and products.  The demand for, and market acceptance of, our service and products is subject to a high level of uncertainty.  Adoption of new software solutions, particularly by  law enforcement agencies, which have historically relied upon more traditional means of communication, requires a broad acceptance of substantially different methods of conducting business and collecting and sharing information.  Our service and products are often considered complex and often involves a new approach to the conduct of business by our customers.  As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our service and products in order to generate additional demand.  The market for our service and products may weaken, competitors may develop superior offerings or we may fail to develop acceptable solutions to address new market conditions.  Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We rely predominantly on sales to governmental entities, and the loss of a significant number of our contracts would have a material adverse effect on our business, results of operations and cash flows.

Our sales are predominantly derived from contracts with agencies of local governments.  Our sales, and results of operations, may be adversely affected by the curtailment of these governmental agencies’ use of technology, including curtailment due to governmental budget reductions.  Governmental budgets available to purchase our software service and products could be negatively affected by several factors, including events we cannot foresee, local budget deficits, federal and state government budget deficits resulting in the curtailment of grant programs that would otherwise cover the purchase of our services, current or future economic conditions, a change in spending priorities, and other related exigencies and contingencies.  A significant decline in or redirection of local law enforcement expenditures in the future could result in a decrease to our sales, earnings and cash flows.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our products or lost sales.

Because our software service and products, and the environments in which they operate, are complex, our software may contain errors that can be detected at any point in its lifecycle.  While we continually test our service and products for errors, errors may be found at any time in the future.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our service and products, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation.  Additionally, because our service and products supports or relies on other systems and applications, any software errors or bugs in these systems or applications may result in errors in the performance of our service or products, and it may be difficult or impossible to determine where the error resides.

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

We market our service and products primarily to local government agencies.  A prospective customer’s decision to purchase our service or products will often involve a significant commitment of its resources and a lengthy evaluation and product qualification process.  Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our service and products.  Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision.  Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our service or products.  As a result, we expect that the sales cycle for our service and products will typically be 180 to 365 days, depending on the availability of funding to the prospective customer.  These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our service or products, which could materially and adversely affect our business.

Additionally, our service and products are designed for the law enforcement community, which requires us to maintain a sales force that understands the needs of this profession, engages in extensive negotiations and provide high level support to complete sales.  We have limited experience selling into this market.  If we do not successfully market our service to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have experienced losses since our founding.  A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a net loss of $4,287,930 for our fiscal year ended December 31, 2012, and we expect to continue to incur losses for our fiscal year 2013.  As of December 31, 2012, we had an accumulated deficit of $14,773,664, cash and cash equivalents of $174,444, a working capital deficit of $1,951,286 and a stockholders’ equity deficit of $1,983,739.  To date, we have funded our operations principally through the sale of our capital stock and debt instruments, as well as contributions of capital to our predecessor, and cash generated from operations.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  We also expect to incur product development, sales and marketing and administrative expenses significantly in excess of our revenues after costs and, as a result, we expect to continue to incur losses for the foreseeable future.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We are likely to require additional financing to support our operations.  Such financing may only be available on disadvantageous terms, or may not be available at all.  Any new financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2011, we had cash and cash equivalents of $174,444 and a working capital deficiency of $1,951,286.  Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.

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

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

Most of our software and underlying technology is proprietary.  We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws.  However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties.  Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

From time to time, we receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We have made and expect to continue making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third party software, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.

Our products, offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Despite our precautions and significant ongoing investments to protect against security risks, data protection breaches, cyber-attacks and other intentional disruptions of our products and offerings, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and offerings and harm our reputation as a company. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services.  Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.  The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information.  Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations and financial condition.

Demand for our service and products depend in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns result in lower tax receipts for municipalities and counties and, hence, lower budgets for our law enforcement agency customers.  This could cause many of our customers to reduce their levels of capital and maintenance expenditures.  Decreased capital and maintenance spending could have a material adverse effect on the demand for our services and products, and our business, results of operations, cash flow and overall financial condition.

The recent disruptions in the financial markets may adversely impact the availability and cost of credit for our potential customers, which could result in the delay or cancellation of projects or capital programs on which our business depends.  In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the capital and maintenance expenditures of our customers.  These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our service or products, or their ability to pay for our service after purchase.  These conditions could result in bankruptcy or insolvency for some customers, which would impact our revenue and cash collections.  These conditions could also result in pricing pressure and less favorable financial terms in our contracts.

Because we do not have an audit or compensation committee, stockholders must rely on the entire board of directors, only three members of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  All of the functions of the audit committee and the compensation committee are currently performed by the board of directors as a whole.  Only three of our six directors are considered independent.  Thus, there is a potential conflict in that board members who are part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We will incur increased costs and may have difficulty attracting and retaining qualified directors and executive officers as a result of being a public company.

As a public company, we will incur significant legal, accounting, reporting and other expenses that our predecessor did not incur as a private company.  We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules implemented by the Securities and Exchange Commission.  We expect these rules and regulations to increase legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect these rules and regulations may make it more difficult and more expensive for us to retain our director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs than desired to retain that coverage.  As a result, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

RISK FACTORS RELATING TO OUR COMMON STOCK

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 500,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for issuance.  As of December 31, 2012, we had 285,770,180 shares of common stock and 525,000 shares of preferred stock available for issuance.  We have reserved 19,156,982 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 15,100,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 3,755,487 shares of our common stock upon conversion of outstanding convertible notes, 3,748,150 shares of our common stock upon the conversion of accrued dividends on our preferred stock and 1,185,000 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.  In addition, to the extent we issue shares of our common stock, or the exercise price or conversion price of warrants or securities convertible into shares of our common stock, at a price below $0.10 per share, the conversion price of our Series B Preferred Stock would be adjusted downward, based upon a weighted average formula, which would result in addition shares of our common stock being issuable upon exercise of our Series B Preferred Stock.

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

As of December 31, 2012, the founders of our predecessor, including Russell Chaney, our chairman of the board, and Shane Rapp, our president, and their affiliates, and other members of management beneficially owned a controlling percentage of the voting power of our outstanding shares of common stock.  This could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  As a result, our management will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, our management will be in a position to greatly influence the election of our board of directors, and thus control our affairs.  This concentration of voting power in the hands of our management will also effectively inhibit a non-negotiated merger or other business combination.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is quoted on the OTC Markets Group Inc.’s OTC Link quotation platform, which is viewed by most investors as a less desirable, and less liquid, marketplace than the NASDAQ, NYSE and NYSE-AMEX stock exchanges.  There was no active public market for our common stock prior to July 1, 2008.  Since that date, trading in our common stock has been somewhat limited.  There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

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

ITEM 1B.                UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                   PROPERTIES

At December 31, 2012, our principal properties consisted of a facility in Canyon Lake, Texas (approximately 3,000 square feet) and a facility in Dallas, Texas (approximately 6,000 square feet).  Both facilities were subject to short-term leases, with the sublease for the Dallas location expiring on February 28, 2013.  Coinciding with this lease expiration, we elected to move our Dallas facility to a new office location in Addison, Texas.  The new office space is approximately 7,000 square feet.  Our research and development, sales and marketing, finance and administrative functions are located in our Dallas Office.  Our customer support and operational activities are located at the Canyon Lake location.  We believe our present facilities are adequate for our foreseeable needs.

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

ITEM 4.                   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.                   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC Market Group Inc.’s OTC Link quotation platform under the trading symbol “COYN”.  We have one class of common stock and two classes of preferred stock.

The following table shows the high and low sales price of our common stock, on the OTCQB Link since February 17, 2011 and on the OTC Bulletin Board prior to February 17, 2011, for each quarterly period during our fiscal years ended December 31, 2012 and 2011.

	Price Range
Quarter Ending	High	Low
March 31, 2011	0.11	0.08
June 30, 2011	0.09	0.05
September 30, 2011	0.08	0.05
December 31, 2011	0.08	0.05
March 31, 2012	0.08	0.06
June 30, 2012	0.20	0.07
September 30, 2012	0.16	0.09
December 31, 2012	0.11	0.09

As of March 11, 2013, there were 126 holders of record of our common stock, and the closing price of our common stock on the OTCQB Link was $0.07 per share.

Dividend Policy

We have never declared or paid any dividends on our capital stock.  Our outstanding Series A Preferred Stock does not accrue dividends.  Our outstanding shares of Series B Preferred Stock accrue cumulative dividends.

The dividend rate for our Series B Preferred Stock is 7% of the original issue price of that series.  The dividends for the Series B Preferred Stock are accrued and added to the liquidation preference of the Series B Preferred Stock annually.  We may not pay dividends on our Series A Preferred Stock or common stock so long as any dividends on the Series B Preferred Stock remain unpaid.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we issued 1,720,000 shares of our common stock and associated warrants (with an exercise price of $0.10 per share) to purchase 344,000 shares of our common stock in exchange for an aggregate $172,000 in cash.

The shares of common stock and warrants were offered primarily to individuals and entities that we reasonably believed to be “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and warrants.  We disclosed to the investors that the shares of common stock and the warrants, and the common stock underlying the warrants, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares and the warrants included, and the certificates representing the common stock to be issued upon exercise of the warrants (if applicable), will include a legend to that effect.

During the three months ended December 31, 2012, we issued 7,000 shares of our common stock and associated warrants (with an exercise price of $0.10 per share) to purchase 1,400 shares of our common stock to a third party service provider for services rendered during the period.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock.  We disclosed to the service provider that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.

During the three months ended December 31, 2012, we completed a private placement of 2,013,315 shares of our common stock in exchange for a promissory note payable in the principal amount of $200,000, plus accrued and unpaid interest, that we previously issued.  The shares of common stock were offered and sold to the holder of the promissory note without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act, and in reliance on similar exemptions under applicable state laws, for exchanges of securities with existing security holders.  No commission or other remuneration was paid in connection with the offering of the common stock.

During the three months ended December 31, 2012, we issued 2,390,909 shares of our common stock to two of our OEM distributors for $240,000 in fees we received from the distributors during 2011 and 2012, pursuant to the terms of the distributor agreements with the distributors.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock.  We disclosed to the distributors that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares included a legend to that effect.  In addition, the shares of common stock are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones.

ITEM 6.                   SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report.

The information contained below may be subject to risk factors.  We urge you to review carefully the section “Risk Factors” above under Item 1A for a more complete discussion of the risks associated with an investment in our securities.  See “Special Note on Forward-Looking Statements and Risk Factors” above under Item 1.

General

We sell the COPsync service, which is a real-time, in-vehicle information sharing, communication and data interoperability network designed for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service is also designed to eliminate manual processes and increase officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  We believe that the service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, our system architecture is designed to scale nationwide.

In addition to our core COPsync information sharing, data interoperability and communication network service, in 2012 we released two complementary service/product offerings.  These new product offerings are WARRANTsync, a statewide misdemeanor warrant clearing database, and VidTac, an in-vehicle video camera system for law enforcement.

WARRANTsync is designed to enable law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay for the warrant fees and costs using a credit card or debit card.  Following payment the offender is given a receipt and the transaction is complete.

VidTac is a software-driven video system designed for law enforcement.  Traditional in-vehicle video systems are “hardware centric” DVR-based systems.  The capture, compression and encryption of the video stream is performed by the DVR.  The price of these high-end, digital DVR-based systems ranges from an estimated $5,100 to $11,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years, as new patrol vehicles are placed into service.

The VidTac system is price advantageous vis-a-vis other high-end video systems. We are offering the system for sale at much lower price point than the average price of DVR-based video systems.  Furthermore, for those agencies that already have in-vehicle computers, the VidTac system eliminates the need for those agencies to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  We believe that the VidTac system will accelerate our revenue growth and help us achieve profitability.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income (loss) from operations and net income (loss), as well as the value of certain assets and liabilities on our balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us.  Our management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  We evaluate our estimates on a regular basis and make changes accordingly.  Senior management has discussed the development, selection and disclosure of these estimates.  Actual results may materially differ from these estimates under different assumptions or conditions.  If actual results were to materially differ from these estimates, the resulting changes could have a material adverse effect on our financial condition.

Our critical accounting polices include the following:

a.             Revenue Recognition

Our business is to sell subscriptions to our COPsync service, which is a real-time, in-vehicle information sharing, communication and data interoperability network designed for law enforcement agencies, and related offerings.  The agencies subscribe to our service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, we are requested from time-to-time to also sell computers and computer-related hardware (“hardware”) used to provide the in-vehicle service should the customer not already have the hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

Our most common sales are:

1) for new customers – a multiple-element arrangement involving (a) the subscription fee, (b) integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and (c) if applicable, software integration services for enhanced service offerings; and

 2) for existing customers – the subscription fees for the annual renewal of an agency’s COPsync subscription service, upon the completion of the agency’s previous subscription period.

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

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in our Statement of Operations.  The sale of our new product offering, VidTac, is considered a hardware sale and is reported in this revenue classification.  Shipping charges are billed to customers and are included in operating expenses as an offset to the related shipping costs.

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

The sale of our new product offering, WARRANTsync, is reported in “software license/subscriptions revenues.”  This new product’s revenue stream consists two elements:  (1) an integration element, which is recognized upon integration and customer acceptance; and (2) a subscription element, which is recognized ratably over the service period upon customer acceptance.

The receipt and acceptance of an executed customer’s service agreement, which outlines all of the particulars of the sale event, is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs for the different elements of revenue as follows:

(1) For multiple-element arrangements involving new customers – contractually the lesser period of time of sixty days from contract date or the date officer training services are completed.  We request the agency to complete a written customer acceptance at the time training is completed, which will override the contracted criteria discussed immediately above.

(2) The subscription fee – the date the officer training is completed and written customer acceptance is received.

(3) Software integration services for enhanced service offerings – upon our completion of the integration efforts and verification that the enhanced service offering is available for use by the agency.

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

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and our past transaction history with the customer.  If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  We allocate revenue to each element in an arrangement based on relative selling price.  The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence ("TPE") if VSOE is not available, or our best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Many of our service agreements executed in 2012 and 2011 contained grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

We determine VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  The renewal rate is generally equal to the stated rate in the original contract.  We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer by customer basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

We have determined that the selling price of hardware products include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings are sold separately and, as a result, we have VSOE for these products from the hardware vendor.

For almost all of the our new service agreements, as well as renewal agreements, billing and payment terms are agreed to up front or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

(1) Integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

(2) The subscription fee – ratably over the contracted subscription period, commencing on the delivery date.

(3) Software integration services for enhanced service offerings – immediately upon our completion of the integration and verification that the enhanced service is available for the agency’s use.

(4) Renewals – ratably over the renewed subscription or service period commencing on the completion of the previous subscription or service period.

b.             Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  Through mid-year 2010, we capitalized certain software development costs accordingly.

We determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved.  Upon the general release of our COPsync service offering to customers, development costs for that product were amortized over fifteen years based upon management’s then estimated economic life of the product.  See Note 3 for a discussion involving an impairment recorded at December 31, 2011, which reduced the estimated economic life of the product to approximately seven years, as well as an impairment recorded on the product at December 31, 2010, and the respective financial impact thereof.

We have not capitalized any of the software development efforts associated with our newest product offerings, WARRANTsync and VidTac , because the time period between achieving technological feasibility and product release for both of these offerings was very short.  As a result, the costs incurred have been recorded as research and development costs in year 2012.

Results of Continuing Operations for the Years Ended December 31, 2012 and 2011

Revenues.

Total revenues for the years ended December 31, 2012 and 2011 were $3,224,958 and $2,549,316, respectively.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $1,561,469 and $1,204,530 for the years ended December 31, 2012 and 2011, respectively.  Software license/subscriptions revenue comprised 48% and 47% of our total revenues for years 2012 and 2011, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies between periods, and revenue attributable to contract renewals.  Hardware, installation and other revenues totaled $1,663,489 and $1,344,786 for the years ended December 31, 2012 and 2011, respectively.  The increase in these revenues is due to a couple of very large, hardware intensive contracts completed in late 2012, plus the introduction of our new VidTac product offering.  VidTac revenues were approximately $144,000 for the year ended December 31, 2012.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  We do not believe the increase in deferred revenues resulting from these payments has a material effect on our future working capital for the later years of the contract service periods because our continuing customer support costs are incrementally fixed in nature.

We executed service agreements (or contracts) with approximately 120 and 100 new agencies in years 2012 and 2011, respectively.  While we are pleased with the growth in the number of contracts executed, we believe that our 2012 sales were nevertheless negatively impacted by the continued, sluggish overall economy and federal, state and local funding cutbacks.  We believe that these factors will continue to have a negative impact on our sales in 2013, although we do expect to sign more new customers in 2013 than we did in 2012, principally because of our new product offerings, particularly the VidTac product offering.  We believe that law enforcement agencies seem to have available budgets for video-related services, whereas monies are not so much available for the product offerings like our COPsync system.

Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective twelve month periods ending December 31, 2012 and 2011:

	For the years ended December 31,
	2012		2011
	$	%	$	%

Hardware, installation and other revenues
Revenues	$1,663,489	100%	$1,344,786	100%
Cost of Revenues-hardware & other external costs	1,488,104	89%	1,431,073	106%
Cost of Revenues-internal costs	114,765	7%	153,112	11%
Total Gross Profit/(Loss)	$60,620	4%	$(239,399)	-18%

Software license/subscription revenues
Revenues	$1,561,469	100%	$1,204,530	100%
Cost of Revenues-internal costs	242,121	16%	91,645	8%
Cost of Revenues-OEM distributor fees	60,685	4%	165,000	14%
Amortization of capitalized software development costs	436,480	28%	436,480	36%
Total Gross Profit	$822,183	53%	$511,405	42%

Total Company
Revenues	$3,224,958	100%	$2,549,316	100%
Cost of Revenues	2,342,155	73%	2,277,310	89%
Total Gross Profit	$882,803	27%	$272,006	11%

    For the years ended December 31, 2012 and 2011, our total cost of revenues was $2,342,155 and $2,277,310, respectively.  As a result, we realized gross profits of $882,803 and $272,006, respectively, for the years ended December 31, 2012 and 2011.

Cost of revenues for hardware, installation and other revenues for the years ended December 31, 2012 and 2011 totaled $1,488,104 and $1,431,073, respectively.  The slight increase between the periods was due to higher hardware sales in fiscal 2012.  Included in these cost of revenues are internal costs, which totaled $114,764 and $153,112 for the years ended December 31, 2012 and 2011, respectively.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The decrease in internal costs between periods is due principally to a reduction in headcount, along with a decision to outsource more of the customer installation services, which costs are reported in the ‘Cost of Revenues-hardware & other external costs” line of the above table.  The total gross profit from hardware, installation and other revenue totaled $60,621 for the year ended December 31, 2012, compared to a gross loss of $239,399 for the comparable period in 2011.  This improvement in gross profit performance is due in part to the introduction of our new product offering, VidTac.  Additionally, we experienced improvements resulting from our implementing price increases on selected hardware items, as well as installation and integration related services.

Cost of revenues for software license/subscription revenues for the years ended December 31, 2012 and 2011 were $739,286 and $693,125, respectively.  The increase of approximately $46,000 was due to increased internal costs.  These internal costs represent costs associated with our customer support team and web-hosting facilities.  The resulting gross profit from software license/subscription revenues for years ended December 31, 2012 and 2011 was $822,183 and $511,405, respectively.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts, as discussed above.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat through 2012.  Looking ahead to 2013, we anticipate that the customer support costs will increase slightly because we will need to add headcount to support the increase number of customers.

Operating Expenses.

Research and Development

Total research and development expenses for years ended December 31, 2012 and 2011, were $2,218,156 and $712,404, respectively.  The $1,505,752 increase in these expenses between years is due principally to the development and introduction of our two new product offerings in 2012, as well as continued enhancement of our existing product/service offerings.  The increase consisted principally of approximately $1,461,000 in expenses for the VidTac development, consisting of services provided by outside software developers and costs of materials for product/component prototype development, testing and finalization.  The remainder of the increase was in salaries and travel-related expenses.

In the absence of our undertaking any new product offering in 2013, we believe that our research and development expense will be significantly lower in that period.

Sales and Marketing

Total sales and marketing expenses for the years ended December 31, 2012 and 2011 were $1,545,883 and $1,020,480, respectively.  The $525,403 increase in these expenses consists principally of increase in salaries and benefits of approximately $437,000, trade show expenses of $50,000, and other miscellaneous expenses of $39,000.  Generally, these increases were driven by increased headcount in sales and sales support as we ramped-up our pre-introduction sales efforts for our two new product offerings.  Trade show expense increased as a result of the increased number of shows we attended, which is our primary avenue for marketing our product offerings.

Looking ahead, we believe that our current staffing levels are sufficient for the foreseeable future, and we anticipate a continued relatively high level of travel expenses, principally due to fuel costs resulting from our sales team’s use of our fleet automobiles.

General and Administrative

Total general and administrative expenses for the years ended December 31, 2012 and 2011 were $1,270,496 and $1,223,806, respectively.  The $46,690 increase in expenses was due principally to an increase of $78,000 due to increased headcount and additional non-personnel costs totaling approximately $98,000, consisting of $31,000 for office-related expenses, rental expenses of $20,000, bad debts expense of $11,000 and other non-specific expenses of $36,000.  These increases were partially offset by a $130,000 decrease in professional fees, consisting of $101,000 in reduced professional fees for lobbyist and investment advisor fees from 2011, as well as slightly reduced accounting and legal fees between the years totaling $29,000.

We believe our general and administrative expenses for 2013 will remain relatively consistent with expense levels of 2012.

Other Income and Expense.

For the year ended December 31, 2012, other expense totaled $30,910, consisting principally of interest expense of $25,398 and $5,535 in losses on the disposal of assets.

For the year ended December 31, 2011, other income totaled $70,417, consisting principally of a $100,000 gain involving a previously recorded $220,000 contingency liability associated with a lawsuit settlement agreed to in 2010 and ultimately finalized in 2011, and a $9,426 gain on the disposal of assets, partially offset by interest expense of $39,509.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of December 31, 2012, we had $174,444 in cash and cash equivalents, compared to $1,074,317 as of December 31, 2011.  The decrease was due primarily to $2,699,449 in net cash used in operating activities, $31,700 in net cash used by investing activities, partially offset by $1,831,276 net cash increase from financing activities.  The net cash increase attributable to financing activities represents proceeds of $1,812,685 from the sale of common stock in 2012 and a $120,000 short-term demand note, which was subsequently converted into a convertible promissory note in 2013.  The proceeds from the sale of common stock consisted of $1,805,685 in capital funding proceeds, and a $7,000 deposit for shares of common stock to be issued in 2013.  This increase was partially offset by $101,409 in payments on certain notes payable.  We had a working capital deficit of $1,951,286 on December 31, 2012, compared to a deficit of $405,258 on December 31, 2011.  Regarding the working capital deficit on December 31, 2012, our current liabilities include $1,213,911 in net deferred revenues attributable to future performance under prepaid customer contracts, which we do not believe will have a material effect on our future liquidity because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At December 31, 2012, we had cash and cash equivalents on hand of $174,444 and a working capital deficit of $1,951,286, including net deferred revenues totaling $1,213,911.  We expect our liquidity position to improve throughout fiscal 2013, thus enabling us to support our planned operating expenses, for the reasons outlined below:

•  Based on the velocity of new orders (service agreements) we have received thus far in fiscal 2013, we expect to be cash flow positive for the second quarter of fiscal 2013.  As of April 5, 2013, our new service agreements totaled approximately $1,691,000, compared to $541,000 for the comparable period in fiscal 2012, an increase of 220%.

•  We believe that the pace of new service agreements in fiscal 2013 will continue to accelerate because of changes we have made to increase the effectiveness of our sales organization.

•  We have sharpened our procurement processes to where we procure our hardware according to “just in time” principles and attempt to collect customer prepayments for the third party hardware we sells, for the purpose of matching expenses and sales.

•  Our key vendors have been cooperative regarding extended payment terms for our outstanding payables balances.

•  We are currently pursuing an initiative to raise at least $1,000,000 in new equity capital.  Thus far in fiscal 2013, we have raised $102,000 in that initiative.

•  Additionally, we have the capability to reduce expenses, should circumstances warrant.

•  In December 2012, our chief executive officer loaned us $120,000, which was evidenced by a demand promissory note bearing 3% interest.  The note, including accrued interest, was subsequently replaced in February 2013 with a convertible promissory note, also bearing 3% interest and is due on March 31, 2014.

Based upon the above-listed factors, we believe we will have adequate cash resources for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2012, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017

Long-Term Debt Obligations	$129,862	$60,725	$49,553	$19,584	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	$241,005	$91,849	$149,156	$-	$-
Purchase Obligations	$1,400,000	$1,400,000	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-
Total Contractual Obligations	$1,770,867	$1,552,574	$198,709	$19,584	$-

For 2013, we have placed a demand purchase order valued at $1,400,000 with our VidTac contract manufacturer for finished units to be delivered ratably throughout the year.

Our purchase orders placed with the contract manufacturer are non-cancellable in nature; however, there are some relief provisions: (1) we may change the original requested delivery dates if we give sufficient advance notice to the contact manufacturer; and (2) should we elect to cancel the purchase orders in total or in part, we would only be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

Recently Issued Accounting Standards

For information regarding our critical accounting policies and estimates, see Note 2 to our financial statements.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth in Item 15 of Part IV, beginning at page F-1 of this report, which are incorporated by reference to this Item 8 by reference.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial (and principal accounting) officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012.  Based upon that evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, and their respective ages as of March 30, 2013, are as follows:

Name	Age	Position
Russell D. Chaney	51	Chairman of the Board
Ronald A. Woessner	55	Chief Executive Officer and Director
J. Shane Rapp	37	President, Corporate Secretary, Treasurer and Director
Joel Hochberg	78	Director
Joe Alosa	73	Director
Robert Harris	38	Director

The business experience of our directors is as follows:

Russell D. Chaney serves as Chairman of the Board and leads our business development and strategic alliance activities.  Mr. Chaney has served as our Chairman of the Board since April 2008 and previously served as our Chief Executive Officer from April 2008 through October 1, 2010.  Mr. Chaney also served as our Chief Financial Officer for most of that time period.  Prior to joining us, Mr. Chaney served as co-founder and Chief Executive Officer of PostInk Technology, LP, or predecessor, from March 2003 until April 2008.  Prior to founding PostInk Technology, Mr. Chaney worked with eBay, Inc. from March 2003 until March 2004, serving the eBay Motors and CARad.com division, as well as Dean of Education for the eBay Motors University.  Before joining eBay, Mr. Chaney served as co-founder and Chief Executive Officer of CARad.com until its acquisition by eBay in March 2003.  Mr. Chaney completed his law enforcement training with San Antonio College in 1989 and immediately began serving as a Deputy Constable in Comal County, Texas, where he continues to serve currently.  Mr. Chaney received an Associate's Degree - Criminal Justice from Southwest Texas State University.  We believe that Mr. Chaney’s qualifications to serve on our board of directors include his past positions with us as our Chief Executive Officer and Chief Financial Officer, his status as a co-founder of our business and his extensive experience in law enforcement.

Ronald A. Woessner was elected as our Chief Executive Officer, effective October 1, 2010 and was appointed as a member of our board of directors in June 2011.  Mr. Woessner has worked in a senior executive or legal capacity at publicly-held, start-up and emerging technology companies for nearly twenty years.  From 2009 until he began working with us on a consulting basis, prior to his appointment as our Chief Executive Officer, in August 2010, Mr. Woessner was a principal at a legal services firm he founded.  From 1998 until 2009, he served as senior vice president and general counsel for Zix Corporation (NASDAQ: ZIXI), a subscription-based, encrypted email SaaS services provider that enables healthcare and financial institutions to comply with HIPAA and GLBA, and its predecessors-in-interest.  We believe that Mr. Woessner’s qualifications to serve on our board of directors include his position as our Chief Executive Officer and his extensive experience in management of emerging technology companies and SaaS service providers.

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

Joel Hochberg was appointed as a member of our board of directors in connection with issuance of our Series B Convertible Preferred Stock in October 2009.  Since December 2006, Mr. Hochberg has been self-employed, managed his personal investments and acted as a consultant and advisor to various businesses.  During all of 2005, and through December 2006, Mr. Hochberg served as a consultant to Microsoft Corporation.  Under the terms of our Series B Convertible Preferred Stock, the holders of that stock, voting as a separate class, have the right to elect one member of our board of directors.  The purchase agreement under which we issued the Series B stock required us to add an individual designated by investors purchasing a majority of the Series B stock to our board of directors.  Mr. Hochberg was the designee by those investors to be the initial Series B director.  We believe that Mr. Hochberg’s qualifications to serve on our board of directors include his experience in the software industry, his significant business and investment experience in general, and his leadership of the investor group that invested in our Series B Preferred Stock.

Joseph R. Alosa was appointed as a member of our board of directors in June 2011.  Mr. Alosa is the Chief Executive Officer of the Profile Group and Pasty’s, based in Concord, New Hampshire.  Mr. Alosa currently operates 13 successful transportation industry companies throughout New England and brings decades of business experience working with law enforcement agencies in the Northeast.  He serves on numerous community and professional boards in New Hampshire and has served as a representative member of the New England Advisory Board for the Federal Reserve Bank of Boston.  Mr. Alosa is an honors graduate of the Stanford Graduate School’s Executive Management Program.   We believe that Mr. Alosa’s qualifications to serve on our board of directors include his leadership and experience in the transportation industry, his working with law enforcement agencies in the Northeast and his significant business and investment experience in general.

Robert Harris was appointed as a member of our board of directors in November 2012.  Mr. Harris has been the chief executive officer of Mainland Bank, in the Houston, Texas area, for six years.  He is also a principal at the investment fund of 824 Highway 3 Investments, L.P., which invested $750,000 in our common stock and warrants on November 9, 2012.   We believe that Mr. Harris’ qualifications to serve on our board of directors include his knowledge of economic trends influencing industries he services, and his management skills, primarily involving financial operations.

Our non-director executive officer, and his age and position, as of March 30, 2012, is as follows:

Name	Age	Position
Barry W. Wilson	64	Chief Financial Officer

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

Board of Directors and Committees

Our board of directors currently consists of six members.  Members of our board of directors are elected at the annual meetings of our stockholders and serve until the next annual meeting of our stockholders, or until a successor has been elected and qualified or their earlier death, resignation or removal.  The holders of record of our Series B Preferred Stock, voting as a separate class, are entitled to elect one member of our board of directors so long as at least 175,000 shares of our Series B Preferred Stock are outstanding.  Mr. Hochberg currently serves as the director elected by the Series B Preferred Stock.  Joseph R. Alosa and Robert Harris were appointed as members of our board of directors in June 2011 and November 2012, respectively.  Vacancies on our board are filled by a majority vote of the remaining members of our board.

To date, our board of directors has not established a nominating committee, a compensation committee or an audit committee, and the entire board of directors acts as our audit committee.

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since the date of our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have written a draft code of ethics, submitted the draft code of ethics to our board of directors for review in late 2012 and anticipate approval in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2012 fiscal year except as follows.    Mr. Alosa, an outside director, filed a Form 4 relating to his acquisition of shares of our common stock two days late.  Also, as noted elsewhere in this annual report, Robert Harris, an outside director, has not yet filed a Form 3 resulting from his appointment to our board of directors in November 2012.

ITEM 11.                 EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2011 and 2010 paid to our chief executive officer and our two other most highly compensated executive officers as of December 31, 2011.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and		Salary		Total
Principal Position	Year	($)	($)
Ronald A. Woessner	2012	$180,000		180,000
Chief Executive Officer	2011	180,000		180,000
Barry W. Wilson	2012	144,000		144,000
Chief Financial Officer	2011	144,000		144,000
Russell D. Chaney	2012	120,000		120,000
Chairman of the Board	2011	120,000		120,000

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2012 for each of the named executive officers.

	Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Woessner (1)	1,500,000	500,000	$0.09	7/27/2020	500,000	50,000
Barry W. Wilson (2)	937,500	312,500	$0.08	9/1/2020	---	---
Russell D. Chaney (3)	90,000	60,000	$0.09	12/16/2019	---	---

(1)
Mr. Woessner received options to purchase 2,000,000 shares of our common stock, vesting in 12 equal quarterly installments, beginning on November 27, 2010, and 2,000,000 shares of restricted common stock, vesting in 12 equal quarterly installments, beginning on December 1, 2010.

(2)	Mr. Wilson received options to purchase 1,250,000 shares of our common stock, vesting in 12 equal quarterly installments, beginning on December 1, 2010.
(3)	Mr. Chaney’s spouse, an employee, received options to purchase 150,000 shares of our common stock, vesting in sixty equal monthly installments, beginning January 16, 2010.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees who are not covered by a collective bargaining agreement.  Our employees are eligible to participate in the plan upon their initial employment.  We made no matching contributions to participants in 2012 or 2011.  Expenses relating to the 401(k) plan were approximately $580 for the fiscal year ended December 31, 2012 and $383 for the fiscal year ended December 31, 2011.  We have no other plans that provide for the payment of retirement benefits or benefits that will be paid primarily after retirement.

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

Our informal plan for compensating outside directors provides for an annual issuance of stock options to purchase shares of our common stock at a future date.  The program consists of the grant of an option to purchase 50,000 shares of our common stock at the time of initial election to our board of directors, and an annual grant of an option to purchase 25,000 shares of our common stock in January of each year, assuming the director has served at least six months on our board of directors at the time of the option grant.  The vesting of the stock options is over a three-year period, with 33% vesting on the one-year anniversary of the date of grant, and the remainder vesting ratably over the next eight quarters.

Summary Director Compensation Table

			Stock	Option
		Fees	Awards	Awards	Total
Director's Name	Year	($)	($)	($)	($)
Joel Hochberg (1)	2011	-	-	$3,664	$3,664
	2012	-	-	$1,750	$1,750
Joe Aloso (2)	2011	-	-	$5,496	$5,496
	2012	-	-	$1,750	$1,750
Robert Harris (3)	2012	-	-	$3,500	$3,500
Totals		-	-	$12,660	$12,660

(1)	Mr. Hochberg received options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share on September 7, 2011. He received options to purchase 25,000 shares of common stock at an exercise price of $0.10 per share on January 2, 2012.
(2)	Mr. Alosa received options to purchase 75,000 shares of common stock at an exercise price of $0.10 per share on September 7, 2011. He received options to purchase 25,000 shares of common stock at an exercise price of $0.10 per share on January 2, 2012.
(3)	Mr. Harris received options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share on November 9, 2012.

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

Plan Category	(Column A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(Column B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(Column C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in (Column A)

Equity Compensation Plans approved by security holders:
2009 Long-Term Incentive Plan	8,815,000	$0.09	1,185,000

Equity Compensation Plans not approved by security holders:	N/A	N/A	- -

TOTAL	8,815,000	$0.09	1,185,000

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 11, 2013, concerning beneficial ownership of our capital stock held by (1) each person or entity known by us to beneficially own more than 5% of any class of our voting securities, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Percentages are calculated based on 173,259,525 shares of our common stock, 100,000 shares of our Series A preferred stock and 375,000 shares of our Series B preferred stock outstanding as of March 11, 2013.  The address for the officers and directors is our corporate office located at 2010 FM 2673, Canyon Lake, Texas 78133.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Voting Power (10)
Russell D. Chaney	45,964,475	(1)	26.5%	100,000	100.0%	--	--	45.9%

J. Shane Rapp	15,993,259	(2)	9.2%	100,000	100.0%	--	--	34.5%

Ronald A. Woessner	6,571,994	(3)	3.7%	--	--	--	--	1.4%

Barry W. Wilson	1,041,670	(4)	*	--	--	--	--	--

Joel Hochberg	5,729,167	(5)	3.2%	--	--	118,750	31.7%	1.8%

Joe Alosa	2,543,750	(6)	1.5%	--	--			*

Robert Harris	9,000,000	(7)	5.1%	--	--			2.8%

Byron Cook	3,000,000	(8)	1.7%	--	--	75,000	20.0%	1.1%

Global Vision Hldg.	2,000,000	(8)	1.1%	--	--	50,000	13.3%	*

Griggs Family L.T.	1,250,000	(8)	*	--	--	31,250	8.3%	*

SDS Holding LP	1,000,000	(8)	*	--	--	25,000	6.7%	*

Bill Journey	1,000,000	(8)	*	--	--	25,000	6.7%	*

RSIV, LLC	1,070,990	(9)	*	100,000	100.0%	--	--	28.9%

Veronica W, LLC	5,700,000	(8)	3.2%	--	--	118,750	31.7%	1.8%

All directors and executive officers, as a group (7 persons)	85,773,325		44.6%	100,000	100.0%	118,750	31.7%	58.5%

*           Represents less than 1% of class.

(1)	Includes 37,572,677 shares held by Mr. Chaney directly, 7,218,308 shares held jointly with his spouse, 102,500 shares purchasable by Mr. Chaney’s spouse within 60 days under an option agreement, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.
(2)	Includes 14,922,269 shares held by Mr. Rapp directly, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.
(3)	Includes 3,700,000 shares held by Mr. Woessner directly, 2,000,000 of which are shares of restricted common stock, vesting in 12 equal quarterly installments beginning on December 1, 2010, 1,666,670 shares purchasable by Mr. Woessner within 60 days under an option agreement and 1,205,324 shares issuable upon conversion of a convertible promissory note held by Mr. Woessner.
(4)	Includes 1,041,670 shares purchasable by Mr. Wilson within 60 days under an option agreement.

(5)	Includes 4,750,000 shares issuable upon conversion of 118,750 shares of our Series B preferred stock held by Veronica W, LLC, which is controlled by Mr. Hochberg, 950,000 shares issuable upon exercise of a warrant held by Veronica, and 29,167 shares purchasable by Mr. Hochberg within 60 days under an option agreement.
(6)	Includes 2,000,000 shares held by Mr. Alosa directly, 500,000 shares held jointly with his spouse, and 43,750 shares purchasable by Mr. Alosa within 60 days under an option agreement.
(7)
Includes 7,500,000 shares and 1,500,000 shares issuable upon exercise of warrants, both of which are held by the investment fund of 824 Highway 3 Investments, L.P., of which Mr. Harris is a principal.  Mr. Harris disclaims beneficial ownership of these shares and warrants.

(8)	Includes 40 shares of our common stock issuable upon conversion of each shares of our Series B preferred stock.
(9)	Includes 970,990 shares held directly by RSIV, LLC and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.
(10)	Based upon total votes of all outstanding shares of our capital stock. Our Series A preferred stock votes as a class with our common stock on the basis of 750 votes per share of Series A preferred stock. Our Series B preferred stock vote with our common stock on the basis of 40 votes per share of Series B preferred stock.

Change in Control Transactions

We are not aware of any arrangements that may at some subsequent date result in a change in control of us.

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The Nasdaq Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, we determined that Joel Hochberg, Joe Alosa and Robert Harris are “independent directors” as defined under the rules of The Nasdaq Stock Market.

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and must be approved by disinterested members of our board of directors.

On September 14, 2012, 824 Highway 3 Investments, L.P., for which Robert Harris, who became a member of our board of directors on November 9, 2012, is a principal, purchased 2,500,000 shares of our common stock, and four year warrants to acquire an additional 500,000 shares of our common stock, for $250,000 in cash.  On November 14, 2011, 824 Highway 3 Investments, L.P. purchased an additional 5,000,000 shares of our common stock, and four year warrants to acquire an additional 1,000,000 shares of our common stock, for $500,000 in cash.  The exercise price for the 1,000,000 warrant shares is $.20 per share, and the exercise price for the 500,000 warrant shares is $.10 per share.

In December 2012, Ronald A. Woessner, our chief executive officer, loaned us $120,000, which was evidenced by a demand promissory note bearing 3% interest.  The note, including accrued interest, was subsequently replaced in February 2013 with a convertible promissory note, convertible into shares of our common stock at $0.10 per share, bearing 3% interest and is due on March 31, 2014.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

In March 2012, we engaged PMB Helin Donovan LLP, Certified Public Accountants, as our independent registered public accounting firm, and requested that they perform an audit of our financial statements for year ended December 31, 2011.  PMB Helin Donovan LLP is also performing an audit of our financial statements for year ended December 31, 2012, as well.

Audit Fees

Fees for respective audit services totaled approximately $35,000 paid to PMB Helin Donovan, LLP for the year ended December 31, 2012, and $25,000 for the year ended December 31, 2011.  There were other fees paid to our principal accountants for reviews of our quarterly reports on Form 10-Q totaling $18,720 and tax-related fees totaling $3,505 for the year ended December 31, 2012.

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

COPSYNC, INC.

Date: April 16, 2013	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONALD A. WOESSNER	Chief Executive Officer and Director	April 16, 2013
Ronald A. Woessner	(Principal Executive Officer)

/s/ BARRY W. WILSON	Chief Financial Officer	April 16, 2013
Barry W. Wilson	(Principal Financial Officer)

/s/ RUSSELL CHANEY	Chairman and Director	April 16, 2013
Russell Chaney

/s/ SHANE RAPP	President and Director	April 16, 2013
Shane Rapp

	Director	April 16, 2013
Joel Hochberg

/s/ JOSEPH R. ALOSA	Director	April 16, 2013
Joseph R. Alosa

	Director	April 16, 2013
Robert Harris

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
COPsync, Inc.:

We have audited the accompanying consolidated balance sheets of COPsync, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COPsync, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP April 16, 2013 Dallas, Texas

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$174,444	$1,074,317
Accounts receivable, net of allowance of $0 at December 31, 2012 and 2011	110,069	93,137
Inventories	337,420	13,782
Prepaid expenses and other current assets	48,836	60,425

Total Current Assets	670,769	1,241,661

PROPERTY AND EQUIPMENT

Computer hardware	64,796	57,561
Computer software	20,713	20,713
Fleet vehicles	168,663	108,384
Furniture and fixtures	7,872	7,872

Total Property and Equipment	262,044	194,530
Less: Accumulated Depreciation	(102,702)	(83,269)

Net Property and Equipment	159,342	111,261

OTHER ASSETS

Software development costs, net	872,936	1,309,416

Total Other Assets	872,936	1,309,416

TOTAL ASSETS	$1,703,047	$2,662,338

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2012	2011

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,227,839	$528,951
Deferred revenues	1,213,911	1,033,833
Notes payable, current portion	180,305	84,145

Total Current Liabilities	2,622,055	1,646,929

LONG-TERM LIABILITIES

Deferred revenues	622,737	553,615
Convertible notes payable	372,731	612,731
Notes payable, non-current portion	69,263	35,844

Total Long-Term Liabilities	1,064,731	1,202,190

Total Liabilities	3,686,786	2,849,119

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 171,284,201 and 148,251,688 issued and outstanding, respectively	17,129	14,826
Common stock to be issued, 70,000 and 2,459,061 shares, respectively	7,000	284,315
Common stock warrants to be issued	-	131,961
Additional paid-in-capital	12,765,749	9,886,601
Accumulated deficit	(14,773,664)	(10,504,531)

Total Stockholders' Deficit	(1,983,739)	(186,781)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,703,047	$2,662,338

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

REVENUES

Hardware, installation and other revenues	$1,663,489	$1,344,786
Software license/subscription revenues	1,561,469	1,204,530

Total Revenues	3,224,958	2,549,316

COST OF REVENUES

Hardware and other costs	1,602,869	1,584,185
Software license/subscriptions	302,806	256,645
Amortization of capitalized licensing costs	436,480	139,672
Impairment on capitalized licensing costs (Note 4)	-	296,808

Total Cost of Revenues	$2,342,155	$2,277,310

GROSS PROFIT	$882,803	$272,006

OPERATING EXPENSES

Research and development	2,218,156	712,404
Sales and marketing	1,545,883	1,020,480
General and administrative	1,270,496	1,223,806

Total Operating Expenses	5,034,535	2,956,690

LOSS FROM OPERATIONS	$(4,151,732)	$(2,684,684)

OTHER INCOME (EXPENSE)

Interest income	23	500
Gain on lawsuit settlement	-	100,000
Gain/(Loss) on asset disposals	(5,535)	9,426
Interest expense	(25,398)	(39,509)

Total Other Income (Expense)	(30,910)	70,417

NET LOSS BEFORE INCOME TAXES	$(4,182,642)	$(2,614,267)

INCOME TAXES	-	-

NET LOSS	$(4,182,642)	$(2,614,267)

Series B preferred stock dividend	(86,492)	(104,999)
Cost of Series B warrants extension	-	(113,984)
Accretion of beneficial conversion feature on preferred sharesdividends issued in kind	(18,796)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,287,930)	$(2,833,250)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	157,157,002	135,765,341

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit)
For the year ended December 31, 2012 and 2011

							Common	Common Stock				Total
							Stock	Warrants		Additional		Shareholder
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2011	100,000	$10	375,000	$37	130,106,113	$13,011	$104,000	$131,961	$-	$7,650,100	$(7,785,265)	$113,854

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-		79,000	-	$79,000

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-		160,759	-	$160,759

Common stock shares issued to former employee at $0.09 per share	-	-	-	-	100,000	10	(9,000)	-		8,990	-	$-

Common stock issued for conversion of a convertible note at $0.10 per share					522,465	52				52,194		52,246

Two million common stock shares returned to treasury stock at $0.09 per share					(2,000,000)				(180,000)	180,000	-	$-

Two million common stock shares issued at $0.09 per share to CEO	-	-	-	-	2,000,000	-	-	-	180,000	(180,000)	-	$-

Amortization of restricted stock grants										60,000		$60,000

One million common stock shares returned to treasury stock at $0.06 per share	-	-	-	-	(1,000,000)	-	-	-	(60,000)	60,000	-	$-

One million common stock shares issued pursuant to a legal settlement at $0.06 per share	-	-	-	-	1,000,000	100	-	-	-	59,900	-	$60,000

One million common stock shares issued from treasury stock pursuant to a legal settlement at $0.06 per share	-	-	-	-	1,000,000	-	-	-	60,000	-	-	$60,000

Issuance of common stock subscribed					500,000	50	(50,000)			49,950		$-

Common stock shares issued for cash at $0.10 per share	-	-	-	-	16,023,110	1,603	-	-		1,600,709	-	$1,602,312

Stock deposit for common stock shares to be issued	-	-	-	-	-	-	60,000	-		-	-	$60,000

Common stock shares to be issued to two resellers for cash payments at $0.10 per share	-	-	-	-	-	-	165,000	-		-	-	$165,000

Common stock shares to be issued for services provided by reseller							14,315					$14,315

Series B preferred stock - cumulative dividends	-	-	-	-	-	-	-	-		104,999	(104,999)	$-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(2,614,267)	$(2,614,267)

Balance, December 31, 2011	100,000	$10	375,000	$37	148,251,688	$14,826	$284,315	$131,961	$-	$9,886,601	$(10,504,531)	$(186,781)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit) (Continued)
For the year ended December 31, 2012 and 2011

								Common
							Common	Stock				Total
							Stock	Warrants		Additional		Shareholder
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2012	100,000	$10	375,000	$37	148,251,688	$14,826	$284,315	$131,961	$-	$9,886,601	$(10,504,531)	$(186,781)

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-		174,365	-	$174,365

Issuance of common stock subscribed by two private investors at $0.10 per share					600,000	60	(60,000)			59,940		$-

Issuance of common stock subscribed by two resellers at $0.10 per share					1,784,061	178	(179,315)			179,137		$-

Common stock issued for cash/prior year at $0.10 per share	-	-	-	-	150,000	15	-	-		14,985	-	$15,000

Common stock shares issued to two resellers for cash payments at $0.10 per share	-	-	-	-	606,848	61	-	-		60,624	-	$60,685

Lapsed - common stock to be issued per an agreement with an advisory firm at $0.60 per share	-	-	-	-	-	-	(45,000)	-		45,000	-	$-

Lapsed - common stock warrants to be issued	-	-	-	-			-	(131,961)		131,961	-	$-

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-		79,000	-	$79,000

Common stock issued for services rendered at $0.10 per share	-	-	-	-	27,155	3	-	-		3,186	-	$3,189

Amortization of restricted stock grant	-	-	-	-	-	-	-	-		60,000	-	$60,000

Common stock issued for cash at $0.10 per share	-	-	-	-	17,450,000	1,745	-	-		1,743,255	-	$1,745,000

Common stock to be issued for cash at $0.10 per share	-	-	-	-			7,000	-		-	-	$7,000

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share					2,414,449	$241				$241,203		$241,444

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-		105,288	(105,288)	$-

Accretion of Beneficial Conversion Feature on Preferred Shares dividends issed in kind										(18,796)	18,796	$-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(4,182,642)	$(4,182,642)

Balance, December 31, 2012	100,000	$10	375,000	$37	171,284,201	$17,129	$7,000	$-	$-	$12,765,749	$(14,773,664)	$(1,983,739)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,182,642)	$(2,614,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472,612	181,803
Amortization of note discount	-	14,589
Employee and non-employee stock compensation	174,365	160,759
Common stock issued for services rendered	3,189	-
Amortization of restricted stock grants	60,000	60,000
Capital contributed/co-founders' forfeiture of contractual compensation	79,000	79,000
Stock issued for cash received in prior year	15,000	-
Bad Debt Expense	11,426	-
Loss/(Gain) on asset disposals	5,535	(9,426)
Gain on Settlement of debt	-	(100,000)
Impairment of capitalized software	-	296,808
Change in operating assets and liabilities:
Accounts receivable	(28,358)	42,020
Debt issuance costs	-	4,208
Inventories	(323,638)	(324)
Prepaid expenses and other current assets	38,074	12,385
Deferred revenues	249,200	481,299
Accounts payable and accrued expenses	726,788	(83,596)

Net Cash Used in Operating Activities	$(2,699,449)	$(1,474,742)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	-	60,000
Purchases of property and equipment	(31,700)	(30,057)

Net Cash Used in Investing Activities	$(31,700)	$29,943

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	120,000	-
Payments on notes payable	(101,409)	(161,081)
Proceeds received on convertible notes	-	612,731
Proceeds from common stock to be issued	7,000	165,000
Proceeds from stock deposit for common stock to be issued	-	60,000
Proceeds from issuance of common stock for cash	1,805,685	1,602,312

Net Cash Provided by Financing Activities	$1,831,276	$2,278,962

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(899,873)	834,163

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,074,317	240,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,444	$1,074,317

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$33,083	$3,735
Cash paid for income tax	$7,339	$4,978

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchased fleet vehicles involving trade-ins and collateral swap on existing notes payable	$86,315	$-
Conversion of convertible notes, plus accrued interest into 2,414,449 shares of common stock	$241,444	$52,247
Lapse of prior year warrants and common stock to be issued commitments	$176,961	$-
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$18,796	$-
Series B Preferred stock dividends	$86,492	$104,999
Issuance of common stock for prior year stock subscriptions	$239,315	$-
Financing of insurance policy	$26,485	$26,465

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Notes to Financial Statements

NOTE 1 -       NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

COPsync, Inc. (the “Company”) sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed its system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the Company’s system architecture is designed to scale nationwide.

In addition to the Company’s core COPsync information sharing, data interoperability and communication network service, in 2012 it released two complementary service/product offerings.  These new product offerings were WARRANTsync, a statewide misdemeanor warrant clearing database, and VidTac, an in-vehicle video camera system for law enforcement.

WARRANTsync is designed to be a statewide misdemeanor warrant clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of traffic stop.  The WARRANTsync system enables the offender to pay for the warrant fees and costs using a credit card or debit card.  Following payment the offender is given a receipt and the transaction is complete.

VidTac is a software-driven video system for law enforcement. Traditional in-vehicle video systems are “hardware centric” DVR-based systems. The video capture, compression and encryption of the video stream is performed by the DVR.  The price of these high-end, digital DVR-based systems range from an estimated $5,100 to $11,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

The VidTac system is price advantageous vis-a-vis other high-end video systems. The Company is offering it for sale at much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that already have in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  The Company believes that the VidTac system will accelerate the Company’s revenue growth and help it achieve profitability.

At December 31, 2011, the Company had cash and cash equivalents of approximately $174,444, a working capital deficit of $1,951,286 and an accumulated deficit of $14,773,664.  The Company has taken the following steps to manage its liquidity, not default on any third-party obligations and to continue growing the business to cash-flow break-even and then to profitability:

•
Based on the velocity of new orders (service agreements) the Company has received thus far in fiscal 2013, the Company expects to be cash flow positive for the second quarter of fiscal 2013.  As of April 5, 2013, the Company’s new service agreements totaling approximately $1,691,000, which compares to $541,000 for the comparable period in fiscal 2012, an increase of 220%.

•	The Company believes that the pace of new service agreements in fiscal 2013 will continue to accelerate because of changes the Company has made to increase the effectiveness of its sales organization.

•
The Company has sharpened its procurement processes to where it procures its hardware according to “just in time” principles and attempts to collects customer prepayments for the third party hardware it sells, for the purpose of matching expenses and sales.

•	The Company’s key vendors have been cooperative regarding extended payment terms for the Company’s outstanding payables balances.

•	The Company is currently pursuing an initiative to raise at least $1,000,000 in new equity capital. Thus far in fiscal 2013, the Company has raised $102,000 in that initiative.

•	Additionally, the Company has the capability to reduce expenses, should circumstances warrant.

•
In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest. The note, including accrued interest, was subsequently replaced in February 2013 with a convertible promissory note, also bearing 3% interest and is due on March 31, 2014.

There are no assurances that the Company will be able to achieve all of these steps to generate sufficient cash flow from operations or obtaining sufficient financing necessary to support the Company’s working capital requirements.  There is no assurance that additional debt or equity financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations or execute its business plan.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.             Basis of Presentation

The accompanying financial statements include the accounts of the Company, and are prepared on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

b.             Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on our financial statements.

c.             Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2012	2011
Cash in bank	$172,443	$1,056,156
Money market funds	2,001	18,161
Cash and cash equivalents	$174,444	$1,074,317

d.             Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2012, the Company had approximately $2,000 at the two financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  As of December 31, 2012 and 2011, the Company had not recorded an allowance for doubtful accounts.  During the year 2012, the Company did record an $11,426 allowance for doubtful accounts, and subsequently wrote that allowance off to bad debts expense.

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

f.            Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

g.             Property and Equipment

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

Depreciation expense on property and equipment was $36,132 and $42,131 for the years ended December 31, 2012 and 2011, respectively.

h.             Long-lived Assets

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

i.              Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  Through mid-year 2010, the Company capitalized certain software development costs accordingly.

The Company determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved.  Upon the general release of the COPsync service offering to customers, development costs for that product were amortized over fifteen years based on management’s then estimated economic life of the product.  See Note 4 for a discussion involving an impairment recorded at December 31, 2011, which reduced the estimated economic life of the product to approximately seven years, as well as an impairment recorded on the product at December 31, 2010, and the respective financial impact therein.

The Company has not capitalized any of the software development efforts associated with our new product offerings, WARRANTsync and VidTac, because the time period between achieving technological feasibility and product release for both of these product offerings was very short.  As a result, the incurred costs have been recorded as research and development costs in year 2012.

j.              Research and development

Research and development costs are charged to expense as incurred.

k.             Fair Value of Financial Instruments

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

At December 31, 2012 and 2012, the Company had no such assets or liabilities that were reported at fair value.

l.              Revenue Recognition

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

Our most common sales are:

(1) for new customers – a multiple-element arrangement involving (a) the subscription fee, (b) integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and (c) if applicable, software integration services for enhanced service offerings; and

 (2) for existing customers – the subscription fees for the annual renewal of an agency’s COPsync subscription service, upon the completion of the agency’s initial subscription period.

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

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in the Company’s Statement of Operations.  The sale of the Company’s new product offering, VidTac, is considered a hardware sale and is reported in this revenue classification.  Shipping charges are billed to customers and are included in operating expenses as an offset to the related shipping costs.

The subscription fees and software integration services are reported as “software license/subscriptions revenues” in the Company’s Statement of Operations.  The subscription fees include termed licenses for the contracted officers to have access to the service and the right to receive telephonic customer and technical support, as well as software updates, during the subscription period.  Support for the hardware is normally provided by the hardware manufacturer.

The sale of the Company’s new product offering, WARRANTsync is reported in “software license/subscriptions revenues”.  Further, this new product’s revenue stream consists two elements:  (1) an integration element, which is recognized upon integration and customer acceptance, and (2) a subscription element, which is recognized ratably over the service period upon customer acceptance.

The receipt and acceptance of an executed customer’s service agreement, which outlines all of the particulars of the sale event, is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs for the different elements of revenue as follows:

(1) For multiple-element arrangements involving new customers – contractually the lesser period of time of sixty days from contract date or the date officer training services are completed.  Additionally, the Company requests the agency to complete a written customer acceptance at the time training is completed, which will override the contracted criteria discussed immediately above.

(2) The subscription fee – the date the officer training is completed and written customer acceptance is received.

(3) Software integration services for enhanced service offerings – upon the Company’s completion of the integration efforts, verification that the enhanced service offering is available for use by the agency.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered per the executed service agreement. Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.  If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  The Company allocates revenue to each element in an arrangement based on relative selling price. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Additionally, many of the Company’s service agreements executed in fiscal 2012 and 2011 contained grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

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

For almost all of the Company’s new service agreements, as well as renewal agreements, billing and payment terms are agreed to upfront or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

(1) Integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

(2) The subscription fee – ratably over the contracted subscription period commencing on the delivery date.

(3) Software integration services for enhanced service offerings – immediately upon our completion of the integration and verification that the enhanced service is available for the agency’s use.

(4) Renewals – ratably over the renewed subscription or service period commencing on the completion of the previous subscription or service period.

m.             Income Taxes

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).  The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2012 and 2011.

n.             Share Based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method.  The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company has historically issued stock options and vested and non-vested stock grants to employees and, beginning in 2012, to outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

o.             Newly Adopted Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

q.           Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost and are included as a separate component of stockholders’ equity.  The Company repurchased 3,000,000 shares of its common stock, having a fair value under the cost method of $240,000, during the year ended December 31 2011, and re-issued the stock as follows: 2,000,000 restricted shares of common stock granted to Ron A. Woessner upon his appointment as CEO; and 1,000,000 shares of common stock issued to a third party in connection with the settlement of a litigation matter involving the Company.  At December 31, 2012 and December 31, 2011, the total value of the Company’s treasury stock was zero.

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

NOTE 3 -       INVENTORY

Inventory consisted of the following at December 31, 2012 and 2012, respectively:

	December 31,
Category	2012	2011

Raw materials	$168,511	$-
Work-in-process	-	-
Finished goods	168,909	13,782

Total Inventory	$337,420	$13,782

Historically, the Company has maintained a small inventory balance and has reported it in “Prepaid Expenses and Other Current Assets” in its Balance Sheet.  This inventory consisted of ancillary parts, such as electronic components, connectors, adapters and cables, all with relatively small price points, but used in larger quantities in the hardware installation phase of delivering a new executed service contract.  These ancillary inventories totaled $7,684 and $13,782 for the year ended December 31, 2012 and 2011, respectively.

In 2012, the Company’s non-ancillary inventories increased significantly.  This resulted from the Company selecting and entering into a manufacturing agreement with a contract manufacturer to build the new VidTac unit, at a contracted price, to the Company’s specifications.

The manufacturing agreement calls for the Company to periodically place a demand purchase order for a fixed number of finished units to be manufactured and delivered as finished goods.  The Company’s initial demand purchase order was for 500 finished units and, as of December 31, 2012, the Company had taken delivery of approximately 236 finished units.

At December 31, 2012, the Company reported raw materials inventory of $168,511 which represents certain completed, top-level component assemblies not yet incorporated into finished units.  This reporting occurred because the Company agreed for the contract manufacturer to invoice the Company for the top-level component assemblies since the Company pushed the new product’s release date out beyond its original September date to mid-November 2012.  The contract manufacturer had used the original delivery dates contained in the Company’s demand purchase order to procure components.  At the time these sub-assemblies are incorporated into a finished unit, the Company will be credited by the contract manufacturer at the sub-assembly prices.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable in nature; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contact manufacturer; and (2) should the Company elect to cancel the purchase order in total or in part, it would be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

For fiscal 2013, the Company has placed a second demand purchase order valued at $1,400,000 with the contract manufacturer for finished units to be delivered ratably throughout the year.

The Company’s inventories are reported at the lower of cost or market.

 NOTE 4 -      SOFTWARE DEVELOPMENT COSTS

Software development costs as of December 31, 2012 and 2011, respectively, were as follows:

	December 31,
	2012	2011
Capitalized software development costs	$2,724,082	$2,724,082
Accumulated amortization	(974,338)	(537,858)
Sub-total	1,749,744	$2,186,224
Cumulative Impairment charge	(876,808)	(876,808)
Total	$872,936	$1,309,416

Future amortization expense is as follows:

Year Ended December 31,	Expense
2013	$436,480
2014	$436,456

Amortization expense related to these costs was $436,480 and $139,672 for the years ended December 31, 2012 and 2011, respectively.  At December 31, 2011, the Company recorded a $296,808 impairment following the Company’s review of the capitalized software for impairment.  This impairment reflected a shortening of the original life of the capitalized software from fifteen years to approximately seven years.  Further, the Company has elected to update the software code supporting the COPsync service to take advantage of the latest technological capabilities and to migrate to a more efficient platform by the end of 2014.

NOTE 5 -       INCOME TAXES

As of December 31, 2012, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $9,430,000.  The net operating loss carry-forwards expire between 2028 and 2031.

Deferred tax assets and liabilities at December 31, consist of the following:

	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$3,206,200	$2,101,200
	-	-

Total deferred tax assets	3,206,200	2,101,200

Valuation allowance	(3,206,200)	(2,101,200)

Net deferred tax assets	$-	$-

Income tax benefit differs from the expected statutory rate as follows:

	2012	2011
Expected federal income tax benefit	$(1,212,400)	$(888,900)
Stock expense	21,200	20,400
Stock option and warrant expense	59,300	54,700
Other	26,900	31,800
Change in valuation allowance	1,105,000	782,000
Income tax benefit	$–	$–

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

NOTE 6 -       NOTES PAYABLE

Notes payable as of December 31, 2012 and 2011 consisted of the following:

	Collateral		Interest	Monthly		December 31,
Type	(If any)		Rate	Payments	Maturity	2012	2011

Bank	Autos		6.75%	$482	Apr. 2014	$-	$12,404
Bank	Autos		8.25%	$811	Nov. 2012	-	7,615
Bank	Autos		6.75%	$308	Sep. 2013	1,047	6,062
Bank	Autos		6.75%	$562	Oct. 2015	-	14,831
Settlement		-	** 0%	$10,000	Mar. 2012	-	30,000
Bank	Autos		7.00%	$799	Nov. 2014	17,140	25,066
Bank	Autos		6.00%	$468	Jan. 2017	20,256	-
Bank	Autos		6.00%	$406	Sep. 2016	16,307	-
Bank	Autos		6.00%	$449	Sep. 2016	18,044	-
Bank	Autos		6.00%	$638	Sep. 2016	25,354	-
Insurance	-		5.30%	$2,475	Nov. 2013	31,420	24,011
Demand Note	-		3.00%	$-	-	120,000	-
Total notes payable						$249,568	$119,989
Less: Current portion						$(180,305)	$(84,145)

Long-term portion						$69,263	$35,844

Future principal payments on long-term debt are as follows:

2013	$180,305
2014	28,873
2015	21,661
2016 & thereafter	18,729
Total	$249,568

** Imputed interest was immaterial in 2012 and 2011

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest. The note, including accrued interest, was subsequently replaced with a convertible promissory note, also bearing 3% interest and is due on March 31, 2014. The convertible note may be converted at the holders’ option into the Company’s common stock shares at a conversion price of $0.10 per common stock share.

NOTE 7 -       CONVERTIBLE NOTES PAYABLE

In 2011, the Company received a total of $612,731 in proceeds from unrelated individuals from the issuance of convertible notes payable.  The notes bore simple interest at 3% per annum, payable quarterly, commencing in January 2012, and were due on the third anniversary of the date of issuance.  The notes may be converted into shares of the Company’s common stock at the holder’s option at a conversion rate of $0.10 per share.  Of these convertible notes issued, notes with an aggregate principal amount totaling $581,085 were to mature in March 2014 and a single convertible note with a principal amount totaling $31,646 would mature in June 2014.

During 2012, three individuals elected to convert their notes for a total of $240,000 in principal plus $1,444 in accrued interest into 2,414,449 shares of common stock at $0.10 per share of stock.

In July 2009, the Company issued a convertible note payable with a face value of $50,000.  The two-year note accrued interest at three percent per annum and contained a beneficial conversion feature in the amount equal to its face, which was recorded as a discount to the note.  In May 2011, the principal amount of the note plus $2,246 in accrued interest were converted into 522,465 shares of common stock at the stated conversion price of $0.10 per share of common stock.  The Company recorded amortization of discount in the amount of $14,589 for the year ended December 31, 2011.

The Company accrued interest in the amount of $17,461 and $13,039 for the years ended December 31, 2012 and 2011, respectively.

Convertible notes payable at December 31, 2012 and December 31, 2011 are summarized as follows:

	December 31,
	2012	2011

Total convertible notes payable	$612,731	$612,731
Less: note conversions	$240,000	$--

Convertible notes payable, net	$372,731	$612,731
Less: current portion	$--	$--

Convertible notes payable, net, long-term portion	$372,731	$612,731

NOTE 8 -       PREFERRED STOCK

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

Preferred Stock Series B

During 2009, the Company completed a private placement of its Series B Convertible Preferred Stock and warrants to purchase its common stock in which the Company raised $1,450,000 in gross proceeds.  During 2010, an additional $50,000 was raised in the private placement.

The Series B preferred stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B stock purchased.  The purchase price for each unit was $4.00 per share of Series B stock purchased.

As a result of this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B preferred stock.  The Series B preferred stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of its common stock.

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

Also in connection with this private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the Securities and Exchange Commission by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.  As of year ended December 31, 2012, the Company has not received a request of the holders of a majority of those shares to effect a registration statement with the Securities and Exchange Commission.

The Series B Preferred Stock (i) accrues dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, (ii) has a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, (iii) is convertible into 40 shares of the Company’s common stock, subject to adjustments for issuances by the Company of common stock at less than $0.10 per share, and (iv) has the right to elect one member of the Company’s Board of Directors.

For the year ended December 31, 2012, net dividends on the Series B Preferred Stock were $86,492, consisting of $105,288 in gross dividends minus $18,796 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind.  Total dividends for the year ended December 31, 2011, were $104,999.  The Company has recorded accrued accumulated dividends as of December 31, 2012 and 2011 of $336,863 and $231,575, respectively, on the Series B Preferred Stock.

NOTE 9 -       COMMON STOCK

During 2012, the Company received gross proceeds totaling $1,745,000 from twenty-nine individual investors in a private placement.  The private placement was completed pursuant to a series of subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell to the investors an aggregate of 17,450,000 shares of the Company’s common stock and detachable four-year warrants, at a 20% coverage level, to purchase an aggregate of 3,490,000 shares of common stock.  Also related to the 2012 private placement, the Company received a $7,000 deposit in 2012 for shares of common stock and associated warrants to be issued in 2013.

For the private placement, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased.

During 2012, the Company issued 27,155 shares of common stock to two outside, third party service providers for services provided the Company during the year.  One issuance was for 20,155 shares of stock and priced at $0.1235 per share or $2,489, which reflected ninety-five percent of the average, daily closing price of the Company’s common stock for the month of July 2012, consistent with a written agreement between the Company and the third party service provider.  No warrants were involved with this transaction.  A second issuance was for 7,000 shares priced at $0.10 per share of stock or $700.  This transaction included the issuance of 1,400 warrants.  The warrants have an exercise price of $0.20 per share of common stock, and expire in October 2016. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment (under formula set forth in the warrants) upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

During 2012, the Company issued 606,848 shares of common stock to two resellers for $60,685 of cash received in 2012 and at a price of $0.10 per share of stock.

During 2012, the Company issued 150,000 shares of common stock to a prior-year investor.  The shares were priced at $0.10 per share.  The Company recorded a current-year charge of $15,000 in general and administrative expenses following verification that the cash had actually been received in a prior year.

During 2012, the Company issued 1,784,061 shares of common stock to two original equipment manufacturers (“OEM”) distributors for cash received and/or services rendered in prior years and reported as “Common Stock to be Issued.”  The total value of these shares was $179,315.  The history behind this issuance is as follows:

The Company has distributor agreements with two original OEM distributors whereby common stock would be issued to the OEMs in an amount equal to the first $250,000 of licensing fees generated by the OEMs.  During 2011, the Company received cash totaling $165,000 in licensing fees under these agreements.  The amount of stock to be issued was determined each time a payment was made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the receipt of payment.  As a result, a total of 1,640,909 shares of common stock had been earned by the OEM distributors during 2011 under these distributor agreements.  The Company also agreed to issue 143,152 shares of common stock valued at $0.10 per share to one of the OEM distributors relating to $14,315 in credits issued by the Company for services rendered in 2011 on behalf of the Company by the OEM distributor.  All of these shares of common stock issued under the distributor agreements are subject to transfer restrictions, and may not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapse in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieves certain sale milestones. The licensing fee revenue paid by the OEMs has been included in revenues and the value of shares have been included in cost of sales in the statement of operations.

During 2011, the Company received gross proceeds totaling $1,602,312 from twenty-three individual investors in a private placement.  The private placement was completed pursuant to a series of subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell to the investors an aggregate of 16,023,110 shares of the Company’s common stock and detachable four-year warrants, at a 20% coverage level, to purchase an aggregate of 3,255,582 shares of common stock.  Also related to the 2011 private placements, the Company received a $60,000 deposit in 2011 for shares of common stock and associated warrants that were issued in 2012.

For the 2011 private placement, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased.

In August 2011, the Company successfully negotiated terms of a definitive settlement agreement involving a litigation matter originating in 2009.  The various performance requirements of the definitive settlement agreement were executed by all parties.  Relative to 2,000,000 common stock shares to be conveyed to two outside parties, the shares were valued on the date of the settlement agreement, August 28, 2011, at $0.06 per share or $120,000. The original accrual recorded by the Company in June 2010 at the time a “deal points” agreement was executed was $220,000. The specifics of the transaction involved the Company issuing 1,000,000 shares of common stock with a total value of $60,000 to one outside party.  Separately, one of the Company’s co-founders conveyed 1,000,000 shares of common stock from his personal holdings back to the Company.  The returned shares were recorded in treasury stock at a value of $60,000 or $0.06 per share.  Upon issuance of the 1,000,000 shares of common stock to the second outside party, the Company recorded the total value of $60,000 in paid-in capital.  The $100,000 difference between the value of these two issuances and the original $220,000 accrual was recorded as a gain on settlement of debt in the Statement of Operations.

The Company also recorded contributed capital of $79,000 during each of the years ended December 31, 2012 and 2011, related to the forfeiture of contractual compensation involving the two co-founders.

NOTE 10 -     COMMON STOCK TO BE ISSUED

Related to the Company’s 2012 private placement discussed above in Note 9, the Company received a $7,000 deposit in 2012 for 70,000 shares of common stock and associated warrants to be issued in year 2013.

Ronald A. Woessner was elected as the Company’s chief executive officer, effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock valued at $180,000, or $0.09 per share.  One of the Company’s founders transferred 2,000,000 shares of common stock from his personal holdings to the Company to fund the grant of these shares to Mr. Woessner.  The returned shares were recorded in treasury stock at a value of $180,000, or $0.09 per share.  Upon issuance of the 2,000,000 shares of common stock to Mr. Woessner in the second quarter of 2011, the Company recorded the total value of $180,000 in paid-in capital.  The restricted shares generally vest pro-rata and quarterly over three years, and the vesting will accelerate upon the occurrence of certain events specified in the grant agreement.   The $180,000 value is being expensed on a quarterly basis, as the shares vest.  Accordingly, for each of the years ended December 31, 2012 and 2011, the Company recorded amortization of restricted stock grants of $60,000, with the remaining $45,000 to be amortized on a quarterly basis over the remainder of the vesting term at $15,000 per quarter.

Related to the Company’s 2011 private placements discussed above in Note 9, the Company received a $60,000 deposit in 2011 for 600,000 shares of common stock and associated warrants which were issued in year 2012.

As related to the Company having distributor agreements with two original equipment manufacturer (“OEM”) distributors whereby common stock will be issued to the OEMs in an amount equal to the first $250,000 of licensing fees generated by the OEMs, and discuss above in Note 9, a total of 1,784,061 shares of common stock were issued in 2012 with a total value of $179,315.

During 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share.  These shares had not yet been issued to the advisory firm at December 31, 2011, in as much as the Company disputed that the shares are owed.  At December 31, 2012, the Company reclassified the original $45,000 accrual from common stock to be issued to paid in capital, believing the Company’s commitment to issue the shares of common stock had lapsed.

Pursuant to an agreement reached in 2010 the Company and a former employee involving the former employee’s separation from service with the Company, it was agreed that the Company would issue 100,000 shares of its common stock as part of the separation agreement, valued at $9,000, or $0.09 per share.   The shares were issued in 2011.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at December 31, 2012 and December 31, 2011.

	At December 31, 2012		At December 31, 2011
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

An agreement with an advisory firm at $0.60 per share	-	$-	75,000	$45,000
Common stock to be issued to former employee at $0.09 per share	-	-	-	-
A stock deposit received for common stock to be issued at $0.10 per share	70,000	7,000	-	-
Two private placements for cash at $0.10 per share	-	-	600,000	60,000
Two reseller agreements for paid license fees as provided by the agreements	-	-	1,640,909	165,000
A single reseller for provided services	-	-	143,152	14,315

Total number of shares and value	70,000	$7,000	2,459,061	$284,315

NOTE 11-      BASIC AND FULLY DILUTED LOSS PER SHARE

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

The Company's common stock equivalents, at December 31, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2012	2011
Convertible Debentures Outstanding	3,755,487	6,257,700
Warrants Outstanding	10,341,982	7,130,582
Stock Options Outstanding	8,815,000	7,445,833
Preferred Stock Outstanding	15,100,000	15,100,000
Dividends on Preferred Stock Outstanding	3,748,150	2,491,246

Total Common Stock Equivalents	41,760,619	38,425,361

 NOTE 12 -    OUTSTANDING WARRANTS

The 3,490,000 warrants for the 2012 private placement have an exercise price of $0.20 per share of common stock, and expire four years following the date of issuance. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment (under formula set forth in the warrants) upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

In 2012, there were 1,400 warrants issued along with 700 shares of common stock at $0.10 per share of stock to a outside, third party service provider for services rendered during the year.

The warrants for 2011 private placement have an exercise price of $0.20 per share of common stock, and expire four years from the date of issuance. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment (under formula set forth in the warrants) upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

With regards to the expiration or cancellation of outstanding warrants, an additional 2,500,000 shares of common stock were issued to three investors for cash proceeds received during 2010 totaling $250,000, or $0.10 per share, as discussed in Note 7 above.  One of the investors was also issued warrants to purchase a total of 250,000 shares of common stock as part of the subscription, exercisable at $0.20 per share.  These warrants expired on July 7, 2011.

During 2009, pursuant to certain advisory agreements, the Company granted warrants to purchase a total of 875,000 shares of common stock to two separate advisory firms, exercisable at either $0.10 or $0.20 per share, which expire between June 17, 2012 and June 5, 2014.  Fair market values between $0.30 and $0.60 per warrant share were assigned to the warrants granted, with an additional expense of $12,457 being recorded under the Black-Scholes option pricing model during 2010.

Also during 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount was expensed over the twelve-month contract at $3,750 per month.  The agreement also called for the advisory firm to receive seven year warrants, with a cashless exercise feature, to purchase 1,500,000 shares of common stock at $0.10 per share valued at $131,961.  In as much as the Company disputes that the warrants are owed, the 1,500,000 warrants had not yet been granted to the advisory firm as of December 31, 2012.  The warrants were recorded in common stock warrants to be issued in the stockholders’ equity section of the balance sheet.  At December 31, 2012, the Company reclassified the original $131,961 accrual from common stock warrants to be issued to paid in capital believing that its commitment to issue the warrants has lapsed.

During 2010, the Company issued warrants to purchase a total of 250,000 shares of common stock to an individual in conjunction with a subscription agreement.  These warrants were exercisable at $0.20 per share and expired on June 7, 2011.

A summary of the status of the Company’s outstanding warrants and the changes during 2011 and 2012 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2011	4,125,000	$0.10

Granted	3,255,582	$0.20

Cancelled	-	$0.20
Expired	(250,000)	$0.20

Outstanding, December 31, 2011	7,130,582	$0.20

Exercisable, December 31, 2011	7,130,582	$0.20

Granted	3,611,400	$0.20

Expired	(400,000)	$0.20

Outstanding, December 31, 2012	10,341,982	$0.20

Exercisable, December 31, 2012	10,341,982	$0.20

The following is a summary of outstanding and exercisable warrants at December 31, 2012:

			Outstanding			Exercisable
Range of Exercise Prices			Weighted Average Number Outstanding at 12/31/12	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/12	Weighted Average Exercise Price

0.10			50,000	1.43	0.10	50,000	0.10
0.20			10,291,982	2.31	0.20	10,291,982	0.20

$0.10	-	0.20	10,341,982	2.32	$0.20	10,341,982	$0.20

NOTE 13 -     EMPLOYEE OPTIONS

At December 31, 2012, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Company’s Board of Directors on September 2, 2009.  Non-qualified options under the 2009 Stock Long Term Incentive Plan can be granted to employees, officers, outside directors, and consultants of the Company.  There were 10,000,000 shares of Common Stock authorized for issuance under the 2009 Long Term Incentive Plan.  The options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years.  As of December 31, 2012, 8,815,000 plan options were outstanding, and 4,162,076 plan options were exercisable with a weighted average exercise price of $0.09 per share.

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

As of December 31, 2012 and 2011, the Company recorded $174,365 and $160,759 in share-based compensation expenses, respectively.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2011.

The summary activity under the Company’s 2009 Long Term Incentive Plan is as follows:

	December 31, 2012			December 31, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	7,445,833	$0.09			7,100,000	$0.09
Granted	2,250,000	$0.10			1,075,000	$0.10
Exercised	–	$0.00			─	$0.00
Forfeited/ Cancelled	(880,833)	$0.09			(729,167)	$0.09

Outstanding at period end	8,815,000	$0.09		2.51	7,445,833	$0.09		2.51

Options vested and exercisable at period end	4,162,076	$0.09		─	2,310,000	$0.09		─

Weighted average grant-date fair value of options granted during the period	$0.10				$0.10

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00	–	$0.08	2,760,000	1.80	$0.08	1,760,003	$0.08
$0.09	–	$0.10	6,055,000	1.39	$0.10	2,402,073	$0.10
			8,815,000			4,162,076

A summary of the status of the Company’s non-vested shares as of December 31, 2012 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2012	5,135,833	$0.08
Granted	2,250,000	$0.09
Forfeited	(880,833)	$0.08
Vested	(1,852,026)	$0.08
Non-vested	4,652,924	$0.08

As of December 31, 2012, there was approximately $390,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.73 years.  The intrinsic value of options vesting in year 2012 was $83,242.

During 2012, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.61%	-	2.01%
Expected life			3 years
Expected volatility	131%	-	140%
Dividend yield			0.0%

During 2011, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	2.03%	-	2.44%
Expected life			3 years
Expected volatility	143%	-	156%
Dividend yield			0.0%

NOTE 14 -     COMMITMENTS AND CONTINGENCIES

Consulting Agreements

Effective June 2, 2010, the Company entered into a one-year “professional services agreement” with an outside service firm.  Pursuant to this agreement, the firm provided government relations and consulting services, sales services and tech support.  As consideration for these services, the consulting firm was entitled to a monthly retainer payment of $30,000.  Such payments were contingent upon receipt by the Company of investments that the Company was able to secure, with the assistance of the consulting firm, for that purpose, up to an amount of $360,000 for the term of the agreement.  In addition to the monthly retainer payment, the consulting firm would be entitled to a commission equal to amounts actually received by the Company in excess of $49.95 per user per month generated from any contract secured as a result of the firm’s efforts.  The consulting firm assisted the Company in receiving $250,000 of new investments during year ended 2010.  As a result, the Company paid the investment firm $190,000 and $60,000 in 2010 and 2011, respectively.  The professional services agreement expired in June 2011.

Office Leases

At December 31, 2012, our principal properties consisted of a facility in Canyon Lake, Texas (approximately 3,000 square feet) and a facility in Dallas, Texas (approximately 6,000 square feet).  Specific to the Canyon Lake facility and in August 2010, the Company entered into a new one-year lease agreement with monthly rental payments of $1,500.  The rent agreement provides for renewal options consisting of two, one-year renewals at the same rental rate of $1,500 per month; after which the lease becomes a month-to-month lease.

Our research and development, sales and marketing, finance and administrative functions are located in our Dallas office.  Specific to this facility and in March 2011, the Company executed a sub-lease agreement for office space in Dallas, Texas, with occupancy effective April 1, 2011.   The sublease agreement entailed a twenty-three month lease arrangement with monthly payments of $7,489 per month, and with rent for the first three months having been waived.  Ratable rent expense of $6,512 per month is being reported during the term of the sub-lease.

With the sublease for the Dallas location expiring on February 28, 2013, the Company elected to move its Dallas facility to a new office location in Addison, Texas to avoid increased rental costs.  The new office space is approximately 7,000 square feet.  The new sublease is for 30 months, effective March 1, 2013 and calls for monthly lease payments of $7,502, with the first month’s rent waived.

Future annual lease payments as of December 31, 2012 are as follows:

	Total	2013	2014-2015

Operating Lease Obligations	$241,005	$91,849	$149,156

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

The following litigation matters commencing during 2009 were resolved during the two years ending December 31, 2010 and December 31, 2011, as described below:

(1)             In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000 plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April, 2011 and $10,000 is to be paid each succeeding calendar month until fully paid.  As a result, the Company made total payments of $100,000 in 2011 and $30,000 in 2012.  These payments did not bear interest.  As additional consideration in the settlement of the arbitration proceeding, COPsync delivered 100,000 shares of its common stock to RCTY valued at $10,000.

(2)             In 2009, the Company filed a lawsuit against an individual who held convertible notes payable of the Company in the principal amount of $472,000 and various entities we believed to be affiliated with that individual, as described in our previous filings with the SEC.  In June 2010, we entered into a “deal points” settlement with the opposing parties.  The agreement was an enforceable contract, and contemplated a full settlement agreement, with mutual releases, to be executed.  In August 2011, the parties negotiated the terms of the definitive settlement agreement.  In pertinent part, the deal points settlement agreement provides that : (i) if we complete financing with a party introduced to us by the principal defendant or another identified individual, we will pay 45% of the funds raised pursuant to such financing toward the principal and accrued interest allegedly owed under the purported $472,000 principal amount loans described above; otherwise, these purported loans are discharged; (ii) we would issue to one of the defendants one million unrestricted shares of our common stock in exchange for purported warrants to purchase 15 million shares of our common stock; (iv) we would issue an additional one million restricted shares of our common stock to another defendant; and (v) all parties will release all claims and counterclaims with prejudice.

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

NOTE 15 -     RELATED PARTY TRANSACTIONS

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest. The note, including accrued interest, was subsequently replaced with a convertible promissory note, also bearing 3% interest and due one year from its issuance. The convertible note may be converted at the holders’ option into the Company’s common stock shares at a conversion price of $0.10 per common stock share.