Form 10-Q
period 2013-03-31
COPsync, Inc.
filed 2013-05-15
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2013, was 172,559,501 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$232,360	$174,444
Accounts receivable, net of allowance of $0 at March 31, 2013 and December 31, 2012	233,176	110,069
Inventories	372,761	337,420
Prepaid expenses and other current assets	44,770	48,836

Total Current Assets	883,067	670,769

PROPERTY AND EQUIPMENT

Computer hardware	64,796	64,796
Computer software	20,713	20,713
Fleet vehicles	168,662	168,663
Furniture and fixtures	7,872	7,872

Total Property and Equipment	262,043	262,044
Less: Accumulated Depreciation	(113,097)	(102,702)

Net Property and Equipment	148,946	159,342

OTHER ASSETS

Software development costs, net	763,824	872,936

Total Other Assets	763,824	872,936

TOTAL ASSETS	$1,795,837	$1,703,047

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,212,891	$1,227,839
Deferred revenues	1,439,158	1,213,911
Convertible notes payable, current portion	442,517	-
Notes payable, current portion	51,024	180,305

Total Current Liabilities	3,145,590	2,622,055

LONG-TERM LIABILITIES

Deferred revenues	1,061,717	622,737
Convertible notes payable	31,646	372,731
Notes payable, non-current portion	62,256	69,263

Total Long-Term Liabilities	1,155,619	1,064,731

Total Liabilities	4,301,209	3,686,786

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 172,245,201 and 171,284,201 issued and outstanding, respectively	17,156	17,129
Common stock to be issued, 319,300 and 70,000 shares, respectively	31,930	7,000
Additional paid-in-capital	12,973,162	12,765,749
Accumulated deficit	(15,527,667)	(14,773,664)

Total Stockholders' Deficit	(2,505,372)	(1,983,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,795,837	$1,703,047

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

REVENUES

Hardware, installation and other revenues	$753,862	$382,503
Software license/subscription revenues	397,267	359,368

Total Revenues	1,151,129	741,871

COST OF REVENUES

Hardware and other costs	519,629	442,404
Software license/subscriptions	222,597	221,311

Total Cost of Revenues	$742,226	$663,715

GROSS PROFIT	$408,903	$78,156

OPERATING EXPENSES

Research and development	449,597	347,505
Sales and marketing	320,720	361,960
General and administrative	363,140	297,778

Total Operating Expenses	1,133,457	1,007,243

LOSS FROM OPERATIONS	$(724,554)	$(929,087)

OTHER INCOME (EXPENSE)

Interest income	-	4
Interest expense	(4,729)	(5,870)

Total Other Income (Expense)	(4,729)	(5,866)

NET LOSS BEFORE INCOME TAXES	$(729,283)	$(934,953)

INCOME TAXES	-	-

NET LOSS	$(729,283)	$(934,953)

Series B preferred stock dividend	(25,890)	(26,178)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(755,173)	$(961,131)

LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	171,815,723	148,251,688

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(729,283)	$(934,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,507	117,901
Employee and non-employee stock compensation	50,700	42,406
Amortization of restricted stock grants	15,000	15,000
Capital contributed/co-founders' forfeiture of contractual compensation	19,750	19,750
Change in operating assets and liabilities:
Accounts receivable	(123,107)	9,047
Inventories	(35,341)	7,094
Prepaid expenses and other current assets	4,066	(2,213)
Deferred revenues	664,227	177,600
Accounts payable and accrued expenses	(13,245)	(93,702)

Net Cash Used in Operating Activities	$(27,726)	$(642,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	-	(6,846)

Net Cash Used in Investing Activities	$-	$(6,846)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(136,288)	(45,150)
Proceeds received on convertible notes	120,000	-
Proceeds from stock deposit for common stock to be issued	31,930	60,685
Proceeds from issuance of common stock for cash	70,000	-

Net Cash Provided by Financing Activities	$85,642	$15,535

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	57,916	(633,381)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,444	1,074,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$232,360	$440,936

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$6,716	$13,896
Cash paid for income tax	$1,800	$3,374

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchased fleet vehicles involving trade-ins and collateral swap on existing notes payable	$-	$24,160
Conversion of convertible notes, plus accrued interest into 191,000 shares of common stock	$19,100	$-
Series B Preferred stock dividends	$25,890	$26,178
Issuance of common stock for prior year stock subscriptions	$7,000	$-

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. ("COPsync," the "Company," "we," "our," "us") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2013, and its results of operations and cash flows for the three month periods ended March 31, 2013.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012. The results for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013, or any other period. The year-end condensed balance sheet data as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

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

WARRANTsync is designed to be a statewide misdemeanor warrant clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of traffic stop.  The WARRANTsync system enables the offender to pay for the warrant fees and costs using a credit card or debit card.  Following payment, the offender is given a receipt and the transaction is complete.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

At March 31, 2013, the Company had cash and cash equivalents of approximately $232,360, a working capital deficit of $2,262,523 and an accumulated deficit of $15,527,667.  The Company has taken the following steps to manage its liquidity, not default on any third-party obligations and to continue growing its business toward cash-flow break-even, and soon to profitability:

·
Based on the velocity of new orders (service agreements) we have received thus far in fiscal 2013, we expect to be cash-flow positive in calendar year 2013, perhaps as early as the second quarter.  As of April 30, 2013, our new service agreements totaling approximately $2,936,000, compared to $634,000 for the comparable date in fiscal 2012, which is an increase of 363%.

·	We believe that the accelerated pace of new service agreements in fiscal 2013 will continue because of changes we have made to increase the effectiveness of our sales organization.

·
We have sharpened our procurement processes to where we procure our hardware according to “just in time” principles and attempt to collect customer prepayments for the third party hardware we sell, for the purpose of matching expenses and sales.

·	Our key vendors have been cooperative regarding extended payment terms for our outstanding payables balances.

·
We are currently pursuing an initiative to raise at least $1,000,000 in capital.  During the first quarter of 2013, and thus far in the second quarter as of May 10, 2013, we raised $102,000 and $240,000, respectively, in that initiative.

·	Additionally, we believe that we have the capability to reduce expenses, should circumstances warrant.

There are no assurances that the Company will be able to achieve all of these steps to generate sufficient cash flow from operations or obtaining sufficient financing necessary to support the Company’s working capital requirements.  There is no assurance that additional equity financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations or execute its business plan.]

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

c.             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company deposits cash and cash equivalents in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments in financial institutions may exceed federally insured limits.  At March 31, 2013, the Company had approximately $1,000 in excess of FDIC insured limits at the two financial institutions. The Company has not experienced any losses in such accounts.

To date, the Company’s accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. The Company writes off delinquent receivables based on individual credit evaluation and the specific circumstances of the customer.  The Company had not recorded an allowance for doubtful accounts at March 31, 2013 and December 31, 2012.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

d.             Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The Company’s significant estimates include primarily those required in the valuation or impairment analysis of capitalization of labor under software development costs, property and equipment, revenue recognition, allowances for doubtful accounts, stock-based compensation, warrants, litigation accruals and valuation allowances for deferred tax assets. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolutions of outstanding matters. Actual results could differ materially from original estimates.

e.             Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market value.  Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

f.              Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

Through mid-year 2010, the Company capitalized certain software development costs accordingly. The Company determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved.  Upon the general release of the COPsync service offering to customers, development costs for that product were amortized over fifteen years based on management’s then estimated economic life of the product.  See Note 4 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion involving impairments of software development costs recorded by the Company in the years ended December 31, 2011 and 2010, and the respective financial impact therein.

The Company has not capitalized any of the software development efforts associated with its recent product offerings, WARRANTsync and VidTac, because the time period between achieving technological feasibility and product release for both of these product offerings was very short.  As a result, the incurred development costs have been recorded as research and development costs in the statement of operations.

g.             Revenue Recognition

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

The sale of the Company’s new product offering, WARRANTsync, is reported in “software license/subscriptions revenues”.  This new product’s revenue stream consists of  two elements:  (1) an integration element, which is recognized upon integration and customer acceptance, and (2) a subscription element, which is recognized ratably over the service period upon customer acceptance.

The receipt and acceptance of an executed customer’s service agreement, which outlines all of the particulars of the sale event, is the primary method of determining that persuasive evidence of an arrangement exists.

Delivery generally occurs for the different elements of revenue as follows:

(1) For multiple-element arrangements involving new customers – contractually, the lesser period of time of sixty days from contract date or the date officer training services are completed. The Company generally requests the customer to complete a written customer acceptance at the time training is completed, which overrides the contracted criteria.

(2) The subscription fee – the date the officer training is completed and written customer acceptance is received.

(3) Software integration services for enhanced service offerings – upon the Company’s completion of the integration efforts and verification that the enhanced service offering is available for use by the customer.

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered pursuant to the executed service agreement. Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.  If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  The Company allocates revenue to each element in an arrangement based on relative selling price. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Additionally, many of the Company’s service agreements executed in fiscal 2012 and 2011 contained grants (or discounts) provided to the contracting customer.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

The Company determines VSOE for subscription fees for the initial contract period based on the rate charged to customers based upon a stand-alone sale price for the subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into. The renewal rate is generally equal to the stated rate in the original contract.  The Company has a history of such renewals, the vast majority of which are at the stated renewal rate, on a customer by customer basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The Company’s hardware products include the related services for hardware installation and customer and officer set-up and training, as well as integration services for enhanced service offerings that are sold separately.  The Company has VSOE for these products, including all such services.

For almost all of the Company’s new service agreements, as well as renewal agreements, billing and payment terms are agreed to upfront or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

(1) Integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and customer and officer set-up and training – immediately upon delivery.

(2) The subscription fee – ratably over the contracted subscription period commencing on the delivery date.

(3) Software integration services for enhanced service offerings – immediately upon the Company’s completion of the integration and verification that the enhanced service is available for the customer’s use.

(4) Renewals – ratably over the renewed subscription or service period, commencing on the completion of the previous subscription or service period.

h.             Share-based Compensation

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

NOTE 5 – INVENTORY

Inventory consisted of the following at March 31, 2013, and December 31, 2012, respectively:

Category	March 31, 2013	December 31, 2012

Raw materials	$34,796	$168,511
Work-in-process	-	-
Finished goods	337,965	168,909

Total Inventory	$372,761	$337,420

In 2012, the Company selected and entered into a manufacturing agreement with a contract manufacturer to build the new VidTac unit, at a contracted price, to the Company’s specifications.  This increased the Company’s inventory investment significantly.  See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion involving the Company’s inventory investment recorded in the years ended December 31, 2012 and 2011.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The manufacturing agreement calls for the Company to periodically place a demand purchase order for finished units to be manufactured and delivered as finished goods.  The Company’s initial demand purchase order was for 500 finished units and, as of March 31, 2013, the Company had taken delivery of approximately 450 finished units.

During the three months period ended March 31, 2013, the Company’s inventories increased slightly.  However, there was a significant movement from raw materials inventory to finished goods inventory.  Raw materials inventory represents certain completed, top-level component assemblies not yet incorporated into finished units located at the facility of the Company’s contract manufacturer.  When the Company pushed the new product’s release date out beyond its original September date, to mid-November 2012, the Company agreed that the contract manufacturer could invoice the Company for the raw materials inventory on hand with the contract manufacturer, because the contract manufacturer had used the original delivery dates contained in the Company’s demand purchase order to procure components.  This resulted in the relatively high level of raw materials inventory as of December 31, 2012.  As these sub-assemblies are incorporated into a finished unit, the contract manufacturer invoices the Company for the finished goods, with a credit for the previously invoiced raw materials.  During the three months period ended March 31, 2013, most of the raw materials inventory was converted into finished goods inventory.  After the remaining raw materials inventory is incorporated into finished goods, the Company does not anticipate having any raw materials inventory going forward.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable.  However, - (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer,  and (2) should the Company elect to cancel the purchase order in total or in part, it would be financially responsible only for any materials that could not be returned by the contract manufacturer to its source suppliers.

For fiscal 2013, the Company placed another purchase order aggregating $1,400,000 with the contract manufacturer for finished units to be delivered ratably no later than through the ensuring twelve month period.  See Note 14.

The Company’s inventories are reported at the lower of cost or market value.

NOTE 6 – NOTES PAYABLE

The Company’s total notes payable at March 31, 2013 was $113,280 representing a net decrease of $136,588 for the three month period ended March 31, 2013.  The following table shows the components of notes payable at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
Loan Type	2013	2012
Bank	$90,422	$98,148
Insurance	22,858	31,420
Demand Note	-	120,000
Total notes payable	113,280	249,568
Less: Current portion	(51,024)	(180,305)
Long-term portion	$62,256	$69,263

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest. The principal amount of the note was repaid in the first quarter of 2013, which amount was loaned again to the Company, evidenced by a convertible promissory note also bearing 3% interest and due on March 31, 2014. The convertible note may be converted at the holder’s option into the Company’s common stock shares at a conversion price of $0.10 per common stock share.

During the three months period ended March 31, 2013, the Company made total payments of $136,288 consisting of monthly payments totaling $16,288 on notes payable involving the short-term financing of the Company’s business insurance policies and bank notes involving automobile loans, as well as repayment of the $120,000 demand note as part of its conversion into a convertible promissory note as discussed immediately above.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2013, the following occurred:

•
The holder of one convertible note elected to convert its note into shares of the Company’s common stock.  The total amount of the converted note on the date of conversion was $19,100 in principal.  The Company issued a total of 191,000 shares of its common stock at the conversion price of $0.10 per share stated in the note.

•
The Company issued a $120,532 convertible note to its chief executive officer following the receipt of $120,000 in cash, which followed the Company’ repayment of the principal amount of a $120,000 demand note for a loan made to the Company by its chief executive officer in December 2012.  The demand note had accrued $532 of interest, which was included in the face value of the convertible note.  The convertible note bears 3% interest and is due on March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In the first quarter of 2014, $442,517 of the Company’s convertible promissory notes are scheduled to mature.  The Company believes that most of the holders of these notes will elect to convert the notes into shares of the Company’s common stock at or prior to mature.

NOTE 8 – PREFERRED STOCK

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

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends on the Series B Preferred Stock for the three-month periods ended March 31, 2013 and 2012, of $25,890 and $26,178, respectively.

NOTE 9 – COMMON STOCK

During the three months period ended March 31, 2013, the Company issued a total of 770,000 shares of common stock, along with associated warrants, valued at $77,000, or $0.10 per share.  These shares consisted of 700,000 shares, valued at $70,000, for investments made during the three month period, and 70,000 shares, valued at $7,000, resulting from an investment made in the prior year.

Also during the three month period, the Company issued 191,000 shares of common stock, valued at $19,100, upon the conversion of an outstanding convertible note into shares of the Company’s common stock.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 10 – COMMON STOCK TO BE ISSUED

During the three months period ended March 31, 2013, the Company received investments of $31,930 from individual investors for the purchase of 319,300 shares of common stock and associated warrants, which shares and warrants will be issued in the second quarter of 2013.

NOTE 11 – BASIC AND FULLY DILUTED LOSS PER SHARE

The computations of basic and fully diluted loss per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period covered by the financial statements, plus the common stock equivalents that would arise from issuance of shares of common stock to be issued under subscriptions and other obligations of the Company, the exercise of stock options and warrants, conversion of convertible preferred stock and dividends on those shares of preferred stock or the conversion of convertible promissory notes outstanding during the period.

The Company's common stock equivalents, at March 31, 2013 and 2012, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2013	2012
Convertible promissory notes outstanding	4,774,351	6,178,081
Warrants outstanding	10,495,982	7,130,582
Stock options outstanding	8,748,333	7,950,000
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	319,300	3,065,909
Dividends on preferred stock outstanding	4,076,243	2,797,343

Total Common Stock Equivalents	43,514,209	42,221,915

NOTE 12 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the three-month period ended March 31, 2013, is as follows:

2013
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2013	10,341,982	$0.20

Granted	154,000	-

Cancelled	-	-
Expired	-	-

Outstanding, March 31, 2013	10,495,982	$0.20

Exercisable, March 31, 2013	10,495,982	$0.20

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The total number of warrants issued during the three months ended March 31, 2013 consisted of 154,000 warrants associated with 770,000 shares of common stock issued during the period resulting from new capital investments of $77,000.

A summary of the status of the Company’s outstanding warrants, and the changes during the twelve month period ended December 31, 2012, is as follows:

Year 2012
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2012	7,130,582	$0.10

Granted	3,611,400	$0.20

Cancelled	-	-
Expired	(400,000)	-

Outstanding, December 31, 2012	10,341,982	$0.20

Exercisable, December 31, 2012	10,341,982	$0.20

The following is a summary of the Company’s outstanding and exercisable warrants at March 31, 2013:

			Outstanding			Exercisable
Exercise Prices			Weighted Average Number Outstanding at 3/31/13	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 3/31/13	Weighted Average Exercise Price
$0.10			50,000	1.88	$0.10	50,000	$0.10
0.20			10,445,982	2.09	0.20	10,445,982	0.20

$0.10	-	0.20	10,495,982	2.10	$0.20	10,495,982	$0.20

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 13 – EMPLOYEE OPTIONS

As of March 31, 2013, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years. As of March 31, 2013, options to purchase 8,748,333 share of the Company’s common stock were outstanding under the plan, of which options to purchase 4,946,241 shares were exercisable, with a weighted average exercise price of $0.08 per share.

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

For the three-months ended March 31, 2013 and 2012, the Company recorded share-based compensation expense of $50,700 and $42,406, respectively.

For the three months ended March 31, 2013, the Company granted options to purchase 50,000 shares of common stock with an exercise price of $0.10 per share.  These options consisted of grants issued to two outside directors who received options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these stock options, utilizing the Black Scholes valuation method, was $4,500.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the three months ended March 31, 2013 under the Company’s 2009 Long Term Incentive Plan is as follows:

	March 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Value
Outstanding at beginning of period	8,815,000	$0.09	$–
Granted	50,000	$0.10	$–
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(116,667)	$0.09	$–

Outstanding at period end	8,748,333	$0.09	$–	1.48

Options vested and exercisable at period end	4,946,241	$0.08	$–

Weighted average grant-date fair value of options granted during the period		$0.10

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of March 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00	–	$0.08	2,760,000	1.56	$0.08	1,926,670	$0.08
$0.09	–	$0.10	5,988,333	1.45	$0.10	3,019,571	$0.10
			8,748,333			4,946,241

A summary of the status of the Company’s non-vested shares as of March 31, 2013 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	4,652,924	$0.09
Granted	50,000	$0.10
Forfeited	(116,667)	$0.09
Vested	(784,165)	$0.08
Non-vested	3,802,092	$0.08

As of March 31, 2013, there was approximately $329,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.48 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of March 31, 2013, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017

Long-Term Debt Obligations	$113,280	$44,437	$49,553	$19,290	$-
Operating Lease Obligations	$220,028	$70,872	$149,156	$-	$-
Purchase Obligations	$1,400,000	$700,000	$700,000	$-	$-
Convertible promissory notes	$442,517	$-	$442,517	$-	$-

Total Contractual Obligations	$2,175,825	$815,309	$1,341,226	$19,290	$-

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

For 2013, the Company has placed a purchase order, aggregating $1,400,000 with our VidTac contract manufacturer for finished units to be delivered ratably no later than throughout the ensuing twelve month period.  Payment terms for the units are net 45 days from the invoice date.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable.  However, (1) the Company may change the original requested delivery dates if it gives sufficient advance notice to the contract manufacturer; and (2) should the Company elect to cancel the purchase orders in total or in part, it would only be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

In the first quarter of 2014, $442,517 of the Company’s convertible promissory notes are scheduled to mature. The Company believes that most of the holders of these notes will elect to convert the notes into shares of the Company’s common stock or extend the maturity of the notes.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the three month periods ended March 31, 2013 and 2012 totaled $10,000 for Mr. Chaney and $9,750 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

See Note 10, “Common Stock to be Issued”, to the Financial Statements, which contained the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which discusses the 2,000,000 shares of restricted common stock the Company granted to Ronald A. Woessner, the Company’s Chief Executive Officer, valued at $180,000.  The Company is amortizing the $180,000 value ratably over a thirty-six month period, which began in December 2010.  During each of the three-month periods ended March 31, 2013 and 2012, amortization of the restricted stock grant was $15,000.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure, other than the following:

•	During the second quarter of 2013, as of May 10, 2013, the Company had raised an additional $240,000 in new capital investments from individual investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2012. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

WARRANTsync is designed to enable law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay for the warrant fees and costs using a credit card or debit card.  Following payment, the offender is given a receipt and the transaction is complete.

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

To date, our COPsync service has successfully submitted, processed and relayed over 5,084,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of May 10, 2013, over 360 law enforcement agencies and courts, primarily in the State of Texas, had contractually subscribed to use our real-time data collection, data sharing, and warrant collection service (the “COPsync Network”).  We currently have at least one customer on the COPsync Network in over sixty percent of the 254 Texas counties.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012.  We discuss our Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Revenues

Total revenues for the three month periods ended March 31, 2013 and 2012 were $1,151,129 and $741,871, respectively.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $397,267 and $359,368 for the three month periods ended March 31, 2013 and 2012, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies between periods, and revenue attributable to contract renewals.  Hardware, installation and other revenues for the three month periods ended March 31, 2013 and 2012 totaled $753,862 and $382,503, respectively.  The increase in these revenues is due principally to the introduction of our new VidTac product offering, sales of which are recorded as hardware, installation and other revenues.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue over the service period.  We do not believe that the increase in deferred revenues resulting from these payments has a material effect on our future working capital for the later years of the contract service periods because our continuing customer support costs are incrementally fixed in nature.

We executed service agreements (or contracts) with approximately 120 new agencies in year 2012.  We expect to sign more new customers in 2013 than we did in 2012, principally because of our new product offerings, particularly the VidTac product offering.  We believe that law enforcement agencies currently have available budgets for video-related services, whereas monies are not as available for our product offerings, like our COPsync system.

Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective three-month periods ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013		2012
	$	%	$	%

Hardware, installation and other revenues
Revenues	$753,862	100%	$382,503	100%
Cost of Revenues-hardware & other external costs	487,283	65%	406,279	106%
Cost of Revenues-internal costs	32,346	4%	36,125	9%
Total Gross Profit/(Loss)	$234,233	31%	$(59,901)	-16%

Software license/subscription revenues
Revenues	$397,267	100%	$359,368	100%
Cost of Revenues-internal costs	113,485	29%	51,506	14%
Cost of Revenues-OEM distributor fees	0	0%	60,685	17%
Amortization of capitalized software development costs	109,112	27%	109,120	30%
Total Gross Profit	$174,670	44%	$138,057	38%

Total Company
Revenues	$1,151,129	100%	$741,871	100%
Cost of Revenues	742,226	64%	663,715	89%
Total Gross Profit	$408,903	36%	$78,156	11%

For the three month periods ended March 31, 2013 and 2012, our total cost of revenues was $742,226 and $663,715, respectively.  As a result, we realized gross profits of $408,903 and $78,156 for the three month periods ended March 31, 2013 and 2012, respectively.

Cost of revenues for hardware, installation and other revenues for the three month periods ended March 31, 2013 and 2012 totaled $519,629 and $442,404, respectively.  The increase in cost of revenues between the periods was due to higher hardware sales in 2013.  Included in these cost of revenues are internal costs, which totaled $32,346 and $36,125 for the three month periods ended March 31, 2013 and 2012, respectively.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The decrease in internal costs between periods is due principally to a reduction in headcount.  The total gross profit from hardware, installation and other revenue totaled $234,233 for the three months period ended March 31, 2013, compared to a gross loss of $59,901 for the comparable period in 2012.  This improvement in gross profit performance is due to the introduction of our new product offering, VidTac, which produces a significantly higher gross profit contribution than our other hardware sales.  However, our gross profit also improved from our implementing price increases on selected non-VidTac hardware items, as well as installation and integration related services.

Cost of revenues for software license/subscription revenues for the three month periods ended March 31, 2013 and 2012 were $222,597 and $221,311, respectively.  These costs represent internal costs associated with our customer support team and web-hosting facilities.  The resulting gross profit from software license/subscription revenues for the three month periods ended March 31, 2013 and 2012 was $174,670 and $138,057, respectively.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat through 2012.  In 2013, these internal costs will increase slightly because we will need to add headcount to support the increased number of customers.

Operating Expenses

Research and Development

Total research and development expenses for the three-month period ended March 31, 2013 were $449,597, compared to $347,505 for the comparable period in 2012.  The $102,092 increase in expenses includes approximately $166,000 in contract labor for IT/software development services, partially offset by decreases in personnel -related costs of $30,000 and non-personnel-related costs of $34,000.  The increase in contract labor for IT/software development services was principally due to increases in development activities between the reported periods.  The personnel-related expenses decreased because of staff reductions in late 2012, which staff had not been replaced as of March 31, 2013.  The non-personnel-related expenses decreased primarily due to the reallocation of certain expenses to other operating expense categories and/or cost of goods sold.  We believe that the current level of research and development expense will continue through the remainder of 2013.

Sales and Marketing

Total sales and marketing expenses for the three-month period ended March 31, 2013 were $320,720, compared to $361,960 for the comparable period in fiscal 2012.  The $41,240 decrease in these expenses between periods involved a decrease in personnel-related costs of approximately $14,000 and a decrease in non-personnel costs, principally travel expenses, of approximately $27,000.  The reduction in personnel-related costs was driven by headcount decreases occurring late in the period ended March 31, 2013.  We believe our sales and marketing expenses will increase somewhat in the future reporting periods in fiscal 2013 as we fill these vacated sales positions.

Our new product/service offerings are WARRANTsyc, which was released in May 2012, and VidTac, which was released in November 2012.  WARRANTsync is a service designed to enable law enforcement officers in the field to receive notice of outstanding warrants in real-time, and collect the related fees and costs, at the point of a traffic stop.  With this service, we believe that the clearing of outstanding warrants can be greatly expedited.  VidTac is a software-driven video product offering.  It provides high resolution imaging at a lower cost, when compared to existing video product offerings.

General and Administrative

Total general and administrative expenses for the three-month periods ended March 31, 2013 were $363,140, compared to $297,778 for the comparable period in fiscal 2012.  The approximately $65,362 increase in expenses between the periods is due to personnel-related increases of approximately $48,000 and other, non-personnel costs of approximately $17,000.  We believe that our general and administrative expenses for the remainder of fiscal 2013 will remain relatively flat.

Other Expense

Other expense, consisting of interest expense, totaled $4,729 and $5,866 for the three-month periods ended March 31, 2013 and 2012, respectively.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month periods ended March 31, 2013 and 2012 were $729,283 and $934,953, respectively.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of March31, 2013, we had $232,360 in cash and cash equivalents, compared to $174,444 as of December 31, 2012.  The increase $57,916 in cash was due to net cash provided by financing activities of $85,642.  The net cash provided by financing activities represents cash proceeds of $101,930 from investments in our common stock for cash, of which shares for $31,930 will be issued in the second quarter of 2013, as well as $120,000 in proceeds from a new convertible note.  These inflows were partially offset by $136,288 in payments on outstanding notes payable consisting of a $120,000 demand promissory note and $16,288 for automobile and business insurance notes   Net cash used from operations for the three months ended March 31, 2013 was $27,726.  There was zero net cash used or provided by investing activities during the period.

We had a working capital deficiency of $2,262,523 on March 31, 2013, compared to a deficiency of $1,951,286 on December 31, 2012.  However, on March 31, 2013 our current liabilities included $1,439,158 in net deferred revenues attributable to future performance under prepaid customer contracts, which we believe will not have a material effect on our future working capital in the later years of the prepaid contracts because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At March 31, 2013, we had cash and cash equivalents on hand of $232,360 and had a working capital deficiency of $2,262,523.

We expect our liquidity position to improve as we proceed through fiscal 2013, thus enabling us to support our planned operating expenses.  We have taken the following steps to manage our liquidity, not default on any third-party obligations and to continue growing our business toward cash-flow break-even, and then to profitability:

·
Based on the velocity of new orders (service agreements) we have received thus far in fiscal 2013, we expect to be cash-flow positive in calendar year 2013, perhaps as early as the second quarter.  As of April 30, 2013, our new service agreements totaling approximately $2,936,000, compared to $634,000 for the comparable date in fiscal 2012, which is an increase of 363%.

·	We believe that the accelerated pace of new service agreements in fiscal 2013 will continue because of changes we have made to increase the effectiveness of our sales organization.

·
We have sharpened our procurement processes to where we procure our hardware according to “just in time” principles and attempt to collect customer prepayments for the third party hardware we sell, for the purpose of matching expenses and sales.

·	Our key vendors have been cooperative regarding extended payment terms for our outstanding payables balances.

·
We are currently pursuing an initiative to raise at least $1,000,000 in capital.  During the first quarter of 2013, and thus far in the second quarter as of May 10, 2013, we raised $102,000 and $240,000, respectively, in that initiative.

·	Additionally, we believe that we have the capability to reduce expenses, should circumstances warrant.

With cash we receive from our current capital raising efforts, and the collections of cash subscriptions and other foreseeable funding sources, we believe that we will have adequate cash resources for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we issued 1,019,300 shares of our common stock, and associated warrants (with an exercise price of $0.10 per share) to purchase 203,860 shares of our common stock, in exchange for an aggregate $101,930 in cash.  Additionally, we issued 70,000 shares of our common stock and associated warrants (with an exercise price of $0.10 per share) to purchase 14,000 shares of our common stock, in exchange for an aggregate of $7,000 in cash we received in the fourth quarter of 2012.

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

Item 4.  Mine Safety Disclosures

None

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

COPSYNC, INC.

Date: May 15, 2013	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer