Form 10-Q
period 2013-06-30
COPsync, Inc.
filed 2013-08-19
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2013, was 174,754,501 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$389,945	$174,444
Accounts receivable, net of allowance of $0 at June 30, 2013 and December 31, 2012	188,237	110,069
Inventories	230,596	337,420
Prepaid expenses and other current assets	24,386	48,836

Total Current Assets	833,164	670,769

PROPERTY AND EQUIPMENT

Computer hardware	64,796	64,796
Computer software	20,713	20,713
Fleet vehicles	125,780	168,663
Furniture and fixtures	7,872	7,872

Total Property and Equipment	219,161	262,044
Less: Accumulated Depreciation	(95,590)	(102,702)

Net Property and Equipment	123,571	159,342

OTHER ASSETS

Software development costs, net	654,707	872,936

Total Other Assets	654,707	872,936

TOTAL ASSETS	$1,611,442	$1,703,047

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$950,020	$1,227,839
Deferred revenues	1,957,324	1,213,911
Convertible notes payable, current portion	474,163	-
Notes payable, current portion	25,157	180,305

Total Current Liabilities	3,406,664	2,622,055

LONG-TERM LIABILITIES

Deferred revenues	1,291,784	622,737
Convertible notes payable	40,000	372,731
Notes payable, non-current portion	56,193	69,263

Total Long-Term Liabilities	1,387,977	1,064,731

Total Liabilities	4,794,641	3,686,786

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 174,745,201 and 171,284,201 issued and outstanding, respectively	17,407	17,129
Common stock to be issued, 15,000 and 70,000 shares, respectively	1,500	7,000
Additional paid-in-capital	13,333,989	12,765,749
Accumulated deficit	(16,536,142)	(14,773,664)

Total Stockholders' Deficit	(3,183,199)	(1,983,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,611,442	$1,703,047

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES

Hardware, installation and other revenues	$453,158	$366,604	$1,207,020	$749,107
Software license/subscription revenues	416,689	342,100	813,956	701,468

Total Revenues	869,847	708,704	2,020,976	1,450,575

COST OF REVENUES

Hardware and other costs	397,307	306,277	916,936	748,681
Software license/subscriptions	232,078	157,934	454,675	379,245

Total Cost of Revenues	629,385	464,211	1,371,611	1,127,926

GROSS PROFIT	240,462	244,493	649,365	322,649

OPERATING EXPENSES

Research and development	579,552	599,438	1,029,149	946,943
Sales and marketing	277,560	383,720	598,280	745,680
General and administrative	362,623	322,523	725,763	620,301

Total Operating Expenses	1,219,735	1,305,681	2,353,192	2,312,924

LOSS FROM OPERATIONS	(979,273)	(1,061,188)	(1,703,827)	(1,990,275)

OTHER INCOME (EXPENSE)

Interest income	6	10	6	14
Interest expense	(4,852)	(7,521)	(9,581)	(13,391)
Gain on asset disposals	1,791	1,790	1,791	1,790

Total Other Income (Expense)	(3,055)	(5,721)	(7,784)	(11,587)

NET LOSS BEFORE INCOME TAXES	(982,328)	(1,066,909)	(1,711,611)	(2,001,862)

INCOME TAXES	-	-	-	-

NET LOSS	$(982,328)	$(1,066,909)	$(1,711,611)	$(2,001,862)

Series B preferred stock dividend	(26,178)	(13,720)	(52,068)	(39,898)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	(12,458)	-	(12,458)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,008,506)	$(1,093,087)	$(1,763,679)	$(2,054,218)

LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	$(0.01)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	172,882,737	149,944,660	172,669,185	149,944,660

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,711,611)	$(2,001,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,265	236,232
Employee and non-employee stock compensation	99,920	85,066
Amortization of restricted stock grants	30,000	30,000
Capital contributed/co-founders' forfeiture of contractual compensation	39,500	39,500
Stock issued for cash received in prior year	-	15,000
Gain on asset disposals	(1,791)	(1,790)
Change in operating assets and liabilities:
Accounts receivable	(75,768)	29,702
Inventories	106,824	10,899
Prepaid expenses and other current assets	24,450	3,306
Deferred revenues	1,412,460	(31,843)
Accounts payable and accrued expenses	(276,085)	17,298

Net Cash Used in Operating Activities	$(115,836)	$(1,568,492)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	105,400	-
Purchases of property and equipment	(88,275)	(10,171)

Net Cash Provided by (Used in) Investing Activities	$17,125	$(10,171)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	51,880	-
Payments on notes payable	(220,098)	(57,267)
Proceeds received on convertible notes	160,000	-
Proceeds from stock deposit for common stock to be issued	1,500	70,685
Proceeds from issuance of common stock for cash	320,930	1,135,000

Net Cash Provided by Financing Activities	$314,212	$1,148,418

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	215,501	(430,245)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,444	1,074,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$389,945	$644,072

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$7,882	$21,248
Cash paid for income tax	$5,765	$5,945

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchase of fleet vehicles financed with notes payable	$-	$24,160
Purchased a fleet vehicle involving a trade-in and collateral swap on existing notes payable	$-	$23,000
Conversion of convertible notes, plus accrued interest into 191,000 and 401,134 shares of common stock, respectively	$19,100	$40,113
Series B Preferred stock dividends	$52,068	$39,898
Issuance of common stock for prior year stock subscriptions	$7,000	$-
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$-	$12,458

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. ("COPsync," the "Company," "we," "our," "us") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2013, and its results of operations and cash flows for the three month and six month periods ended June 30, 2013.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012.  The results for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013, or any other period.  The year-end condensed balance sheet data as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

The Company sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed its system to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the Company’s system architecture is designed to scale nationwide.

The Company also sells VidTac, an in-vehicle video camera system for law enforcement.  The VidTac system is a software-driven video system for law enforcement. Traditional in-vehicle video systems are typically “hardware centric” DVR-based systems.  The capture, compression and encryption of the video stream for these systems typically is performed by the DVR.  The price of these high-end, digital DVR-based systems range from an estimated $5,100 to $11,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

The Company’s VidTac system is price advantageous vis-a-vis other high-end video systems.  The Company is offering its system for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that already have in-vehicle computers, the VidTac system eliminates the need to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  The Company believes that the VidTac system will accelerate the Company’s revenue growth and help it achieve profitability.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

At June 30, 2013, the Company had cash and cash equivalents of $389,945, a working capital deficit of $2,573,500 and an accumulated deficit of $16,536,142.  The Company has taken the following steps to manage its liquidity, to avoid default on any third-party obligations and to continue growing its business towards cash-flow break-even and profitability:

1)  Based on the velocity of new orders (service agreements) the Company has received thus far in fiscal 2013, the Company expects to be cash-flow positive by the end of calendar year 2013.  As of June 30, 2013, the Company had new service agreements totaling approximately $3,722,000, compared to approximately $966,000 for the comparable date in fiscal 2012, an increase of 285%.

2)  The accelerated pace of new service agreements through the first half of 2013 softened in June and July, but the Company believes that the pace of new service agreements will resume and continue through the rest of 2013 because the Company has added headcount to its sales organization, it has made changes to increase the effectiveness of its sales organization and it has released a new product offering, COPsync911, a real-time threat alert service, in late April 2013.

3)  The COPsync911 real-time threat alert service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol units and local agencies with just the push of a button. The COPsync911 service is expected to reduce school emergency response times by five to seven minutes, since the communication directly to the patrol car is instantaneous. The service also enables the patrol officer to communicate in real-time with the person(s) sending the alert. The alert is also sent to the cell phones of others (such as teachers and administrators at the school), alerting them of imminent danger.  The Company is currently offering the COPsync911 emergency alert service in the State of Texas and plans to begin offering it in other selected regions of the United States in the third quarter of this year.

4)  As of August 9, 2013, the Company had booked sales of approximately $116,000 for the COPsync911 service after less than 90 days of sales activity.  The Company expects the pace of COPsync911 sales to accelerate as its current (and newly-hired) sales professionals become familiar with the product and the strategies for selling it.  The Company expects COPsync911 sales from its direct sales efforts of between $1.2 million and $2.0 million for the ensuing twelve months.

5)  The Company continues to sharpen its procurement processes such that it procures the third party hardware it sells according to “just in time” principles.  The Company also continues its attempts to collect customer prepayments for the third party hardware at or about the time the Company orders the hardware, for the purpose of matching expenses and sales.  This process change has helped the Company significantly in in managing its working capital.

6)  The Company continues to pay down its outstanding payables.  The Company’s key vendors continue to be cooperative regarding extended payment terms for the Company’s outstanding payables balances, which were $533,000 at August 9, 2013, compared to $917,000.at December 31, 2012,

7)  The Company is currently pursuing an initiative to raise up to $1,500,000 in new capital.  During the first six months of 2013, the Company raised $322,000, pursuant to that initiative.

8) Additionally, the Company believes it has the capability to reduce expenses further, should circumstances warrant.

The Company can give no assurances that these steps will generate sufficient cash flow from operations or that the Company will be able to obtain sufficient financing necessary to support the Company’s working capital requirements.  The Company can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not be able to continue its operations or execute its business plan.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

c.             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company deposits cash and cash equivalents in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits.  At times, the Company’s deposits or investments in financial institutions may exceed these federally insured limits.  At June 30, 2013, the Company had approximately $1,000 in excess of FDIC insured limits at the two financial institutions.  The Company has not experienced any losses in such accounts.

To date, the Company’s accounts receivable have been derived principally from revenue earned from end users of its products, which are local and state governmental agencies. The Company performs periodic credit evaluations of its customers and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  The Company writes off delinquent receivables based on individual credit evaluation and the specific circumstances of the customer.  The Company had not recorded an allowance for doubtful accounts at June 30, 2013 or December 31, 2012.

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

e.             Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market value.  The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances.

f.              Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.

Through the middle of 2010, the Company capitalized certain software development costs accordingly.  The Company determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues had been resolved.  Upon the general release of the COPsync service offering to customers, development costs for that product were amortized over fifteen years based on management’s then estimated economic life of the product.  See Note 4 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion involving impairments of software development costs recorded by the Company in the years ended December 31, 2011 and December 31, 2010, and the respective financial impact therein.

The Company has not capitalized any of the software development costs associated with its most recently introduced product offerings, VidTac, and COPsync911, because the time period between achieving technological feasibility and product release for these product offerings was very short.  Consequently, the incurred development costs have been recorded as research and development costs in the statement of operations.

g.             Revenue Recognition

The Company’s primary business is to sell subscriptions to the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The agencies subscribe to that service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The Company also sells computers and computer-related hardware (“hardware”) used to provide the Company’s in-car service should the customer not already own the necessary hardware, and hardware installation services, agency and officer set-up and training services and, from time-to-time, software integration services for enhanced service offerings.

The Company’s most common sales are:

(1) for new customers – a multiple-element arrangement involving (a) the subscription fee, (b) integration of the COPsync software and a hardware appliance (in which the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and (c) if applicable, software integration services for enhanced service offerings; and

            (2) for existing customers – the subscription fees for the annual renewal of an agency’s COPsync subscription service, upon the completion of the agency’s initial subscription period.

The Company recognizes revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer resulting in the existence of persuasive evidence of an arrangement; (2) delivery has occurred, as evidenced by transfer of title to the customer; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in the Company’s Statement of Operations.  The sale of the Company’s new VidTac product offering is considered a hardware sale and is reported in this revenue classification.  Shipping charges are billed to customers and are included in operating expenses as an offset to the related shipping costs.

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered pursuant to the executed service agreement.  Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses.  Payment terms offered to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer.  If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

The Company determines VSOE for subscription fees for the initial contract period based on the rate charged to customers for a stand-alone sale price for the subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the applicable service agreement or contract.  The renewal rate is generally equal to the stated rate in the original contract.  The Company has a history of such renewals, the vast majority of which are at the stated renewal rate, on a customer by customer basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

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

For almost all of the Company’s new service agreements, as well as renewal agreements, billing and payment terms are agreed to upfront or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

(1) Integration of the COPsync software and a hardware appliance (in which the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and customer and officer set-up and training – immediately upon delivery.

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

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact our unaudited consolidated financial statements.  The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 5 – INVENTORY

Inventory consisted of the following at June 30, 2013, and December 31, 2012, respectively:

Category	June 30, 2013	December 31, 2012

Raw materials	$34,796	$168,511
Work-in-process	-	-
Finished goods	195,800	168,909

Total Inventory	$230,596	$337,420

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

In 2012, the Company selected and entered into a manufacturing agreement with a contract manufacturer to build its VidTac in-vehicle law enforcement video system, at a contracted price, to the Company’s specifications.  This increased the Company’s inventory investment significantly.  See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion involving the Company’s inventory investment recorded in the years ended December 31, 2012 and December 31, 2011.

The manufacturing agreement calls for the Company to periodically place purchase orders for its VidTac systems.  As of June 30, 2013, the Company had taken delivery of approximately 90% of the units for which it had placed purchase orders.

During the three months period ended June 30, 2013, the Company’s total inventories decreased $106,824 due to sales of the VidTac systems from the inventories on hand or in the possession of the contract manufacturer at December 31, 2013.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable.  However, the Company is permitted to change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer. Should the Company elect to cancel a purchase order in total or in part, generally it is financially responsible only for materials that the contract manufacturer could not return to its source suppliers.

In December 2012, the Company placed another purchase order aggregating $1,400,000 with the contract manufacturer for finished units, with stated delivery dates for products to be delivered ratably and through the twelve month period ending December 31, 2013 (See Note 14).  However, the contract manufacturer is not currently offering the Company any credit line and the Company is operating on a “pay as you go” basis with the manufacturer. Therefore, the timing of equipment deliveries under this purchase order is not defined at this time.  As of August 8, 2013, the Company has an account balance with the contract manufacturer of approximately $110,000.

 During the three months period ended June 30, 2013, the Company’s total inventories decreased $106,824 due to the sale and installation of the new VidTac unit.  Raw materials inventory represents certain completed, top-level component assemblies not yet incorporated into finished units located at the facility of the Company’s contract manufacturer.  In conjunction with the Company delaying the initial product’s release date from the original estimated September 2012 date, the Company agreed that the contract manufacturer could invoice the Company for the raw materials inventory on hand with the contract manufacturer.  This resulted in the relatively high level of raw materials inventory as of December 31, 2012.  As these sub-assemblies are incorporated into a finished unit, the contract manufacturer invoices the Company for the finished goods, with a credit for the previously invoiced raw materials.  During the six months period ended June 30, 2013, most of the raw materials inventory was converted into finished goods inventory.  After the remaining raw materials inventory is incorporated into finished goods, which will occur in the third quarter of 2013, the Company does not anticipate having any raw materials inventory going forward.

The Company’s inventories are reported at the lower of cost or market value.

 NOTE 6 – NOTES PAYABLE

The Company’s total notes payable at June 30, 2013 was $81,350 representing a net decrease of $168,218 for the six months ended June 30, 2013.  The following table shows the components of notes payable at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
Loan Type	2013	2012
Bank	$69,909	$98,148
Insurance	11,441	31,420
Demand Note	-	120,000
Total notes payable	81,350	249,568
Less: Current portion	(25,157)	(180,305)
Long-term portion	$56,193	$69,263

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest.  The principal amount of the note was repaid in the first quarter of 2013 with the proceeds from the Company issuing to its chief executive officer a convertible promissory note, also bearing 3% interest, due on March 31, 2014.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the six months period ended June 30, 2013, the Company made total payments of $220,098 on its notes payable, consisting of total monthly payments of $30,804 on existing notes payable involving the short-term financing of the Company’s business insurance policies and automobile loans, repayment of the $120,000 demand note referred to above, and $69,294 involving the payoff of automobile loans in connection with the Company’s efforts to replace four vehicles used by its sales force with more fuel efficient vehicles.  Accordingly, the Company sold the vehicles, which were being financed with bank notes.  A portion of the proceeds of the sales were used to pay-off the then balances of the related bank notes totaling $69,294, and the balance of the proceeds were used to purchase new vehicles.  Additionally, the Company financed the remaining acquisition costs of the new automobiles by executing a new bank note for $51,880, with terms of ratable, monthly payments, a five year life and a 6.5% annual interest rate.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2013, the following occurred:

·
The holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The total amount of the converted note on the date of conversion was $19,100 in principal.  The Company issued a total of 191,000 shares of its common stock at the conversion price of $0.10 per share stated in the note.

·
The Company issued a $120,532 convertible note to its chief executive officer following the receipt of $120,000 in cash, which the Company used for the repayment of the principal amount of a $120,000 demand note representing a loan made to the Company by its chief executive officer in December 2012.  The demand note had accrued $532 of interest, which was included in the principal amount of the convertible note.  The convertible note bears 3% interest per annum and is due on March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

·
During the second quarter of 2013, the Company issued two convertible notes to individual investors in exchange for an aggregate investment of $40,000.  The convertible notes bear 3% interest per annum with one $20,000 convertible note due on May 6, 2015 and the other $20,000 note due on June 16, 2016. The convertible notes may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In the first and second quarters of 2014, $442,517 and $31,646, respectively of the Company’s convertible promissory notes are scheduled to mature.  The Company believes that most of the holders of these notes will either elect to convert the notes into shares of the Company’s common stock or agree to extend the due date of the notes.

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

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

Series B Preferred Stock

During 2009 and the first quarter of 2010, the Company issued a total of 375,000 shares of its Series B Preferred Stock in a private placement in which the Company raised $1,500,000 in gross proceeds.  The 375,000 shares of the Company’s Series B Convertible Preferred Stock are convertible into a total of 15,000,000 shares of the Company’s common stock.

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends on the Series B Preferred Stock for the six-month periods ended June 30, 2013 and 2012, of $52,068 and $39,898, respectively.  The Company booked a $12,458 accretion amount for the beneficial conversion feature on the Series B Preferred Stock at June 30, 2012.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 9 – COMMON STOCK

During the six months period ended June 30, 2013, the Company issued a total of 3,279,300 shares of common stock, along with associated warrants, valued at $327,930, or $0.10 per share.  These shares consisted of 3,209,300 shares, valued at $320,930, for investments made during the six months period, and 70,000 shares, valued at $7,000, resulting from an investment made in the prior year.

Also during the first quarter of 2013, the Company issued 191,000 shares of its common stock, valued at $19,100, upon the conversion of an outstanding convertible note.

 NOTE 10 – COMMON STOCK TO BE ISSUED

During the six months period ended June 30, 2013, the Company received investments of $1,500 from individual investors for the purchase of 15,000 shares of common stock and associated warrants, which shares and warrants will be issued later in 2013.

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

The Company's common stock equivalents, at June 30, 2013 and 2012, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2013	2012
Convertible promissory notes outstanding	5,178,281	5,777,460
Warrants outstanding	10,997,842	8,822,582
Stock options outstanding	8,585,000	7,877,084
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	319,300	3,165,909
Dividends on preferred stock outstanding	4,410,077	3,108,797

Total Common Stock Equivalents	44,286,200	43,851,832

NOTE 12 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the six-month period ended June 30, 2013, is as follows:

2013
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2013	10,341,982	$0.20

Granted	655,860	$0.20

Cancelled	-	-
Expired	-	-

Outstanding, June 30, 2013	10,997,842	$0.20

Exercisable, June 30, 2013	10,997,842	$0.20

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The total number of warrants issued during the six months ended June 30, 2013 consisted of 655,860 warrants associated with 3,279,300 shares of common stock issued during the period resulting from new capital investments of $327,930.  These warrants have a four year term and are exercisable at $.10 per share of the Company’s common stock.

These warrants have a four year term and are exercisable at $.10 per share of the Company’s common stock.

A summary of the status of the Company’s outstanding warrants, and the changes during the twelve month period ended December 31, 2012, is as follows:

Year 2012
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2012	7,130,582	$0.20

Granted	3,611,400	$0.20

Cancelled	-	-
Expired	(400,000)	$0.20

Outstanding, December 31, 2012	10,341,982	$0.20

Exercisable, December 31, 2012	10,341,982	$0.20

The following is a summary of the Company’s outstanding and exercisable warrants at June 30, 2013:

			Outstanding			Exercisable
Exercise Prices			Weighted Average Number Outstanding at 6/30/13	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 6/30/13	Weighted Average Exercise Price
$0.10			50,000	0.93	$0.10	50,000	$0.10
0.20			10,947,842	2.09	0.20	10,947,842	0.20

$0.10	-	0.20	10,997,842	1.94	$0.20	10,997,842	$0.20

 NOTE 13 – EMPLOYEE OPTIONS

As of June 30, 2013, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years.  As of June 30, 2013, options to purchase 8,585,000 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 5,283,740 shares were exercisable, with a weighted average exercise price of $0.09 per share.

Share-based compensation expense is based upon the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are reported when actual forfeiture occurs.

For the six months ended June 30, 2013 and 2012, the Company recorded share-based compensation expense of $99,920 and $85,066, respectively.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

For the six months ended June 30, 2013, the Company granted options to purchase 50,000 shares of its common stock with an exercise price of $0.10 per share.  These options consisted of grants issued to two outside directors who received options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these stock options, utilizing the Black Scholes valuation method, was $4,500.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the three months ended June 30, 2013 under the Company’s 2009 Long Term Incentive Plan is as follows:

	June 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Value
Outstanding at beginning of period	8,815,000	$0.09	$–
Granted	50,000	$0.10	$–
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(280,000)	$0.09	$–

Outstanding at period end	8,585,000	$0.09	$–	1.23

Options vested and exercisable at period end	5,283,740	$0.09	$–

Weighted average grant-date fair value of options granted during the period		$0.10

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of June 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00	–	$0.08	2,760,000	1.31	$0.08	2,093,337	$0.08
$0.09	–	$0.10	5,825,000	1.20	$0.10	3,190,403	$0.10
			8,585,000			5,283,740

A summary of the status of the Company’s non-vested shares as of June 30, 2013 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	4,652,924	$0.09
Granted	50,000	$0.10
Forfeited	(280,000)	$0.09
Vested	(1,121,664)	$0.08
Non-vested	3,301,260	$0.09

As of June 30, 2013, there was approximately $289,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.23 years.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of June 30, 2013, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017

Long-Term Debt Obligations	$81,350	$19,267	$31,306	$25,589	$5,188
Operating Lease Obligations	$192,404	$43,248	$149,156	$-	$-
Purchase Obligations	$1,200,000	$500,000	$700,000	$-	$-
Convertible promissory notes	$514,163	$-	$494,163	$20,000	$-

Total Contractual Obligations	$2,008,917	$571,515	$1,386,625	$45,589	$5,188

In December 2012, the Company placed a purchase order aggregating $1,400,000 with its VidTac contract manufacturer for finished units, with stated delivery dates for products to be delivered ratably and through the twelve month period ending December 31, 2013.   However, the contract manufacturer is not currently offering the Company any credit line and the Company is operating on a “pay as you go” basis with the manufacturer.  Therefore, the timing of equipment deliveries under this purchase order is not defined at this time.  As of August 8, 2013, the Company has an account balance with the contract manufacturer of approximately $110,000.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable.  However, the Company is permitted to change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer.  Should the Company elect to cancel the purchase order in total or in part, generally it is financially responsible only for materials that could not be returned by the contract manufacturer to its source suppliers.

In the first quarter of 2014, $442,517 of the Company’s convertible promissory notes is scheduled to mature.  The Company believes that most of the holders of these notes will elect to convert the notes into shares of the Company’s common stock or agree to extend the maturity of the notes.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which discusses the employment agreements involving Messrs. Chaney and Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by each of them to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of the foregone salary for each of the six month periods ended June 30, 2013 and June 30, 2012 totaled $20,000 for Mr. Chaney and $19,500 for Mr. Rapp, which was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

See Note 10, “Common Stock to be Issued”, to the Financial Statements, which contained the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which discusses the 2,000,000 shares of restricted common stock the Company granted to Ronald A. Woessner, the Company’s Chief Executive Officer, valued at $180,000.  The Company is amortizing the $180,000 value ratably over a thirty-six month period, which began in December 2010.  During each of the six-month periods ended June 30, 2013 and 2012, amortization of the restricted stock grant was $30,000.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

The Company also sells VidTac, an in-vehicle video camera system for law enforcement.  The VidTac system is a software-driven video system designed for law enforcement.  Traditional in-vehicle video systems are typically “hardware centric” DVR-based systems.  With these systems, the capture, compression and encryption of the video stream typically is performed by a DVR.  The price of these high-end, digital DVR-based systems range from an estimated $5,100 to $11,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years, as new patrol vehicles are placed into service.

The VidTac system is price advantageous vis-a-vis other high-end video systems.  We are offering the VidTac system for sale at a much lower price point than the average price of DVR-based video systems.  Furthermore, for those agencies that already have in-vehicle computers, the VidTac system eliminates the need for those agencies to purchase a second computer, i.e., a DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  We believe that the VidTac system will accelerate our revenue growth and help us achieve profitability.

We have experienced an acceleration in the number of new service agreements in the first half of 2013.  The accelerated pace of new service agreements through the first half of 2013 softened in June and July.  However, we believe that the pace of new service agreements will resume and continue at an accelerated pace, when compared to 2012, through the rest of this year because we have added headcount to our sales organization, we have made changes to increase the effectiveness of our sales organization and we released a new product offering, COPsync911, a real-time, threat alert service, in late April 2013.

 The COPsync911 real-time, threat alert service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol units and local agencies with the mere push of a button.  The COPsync911 service is expected to reduce school emergency response times by five to seven minutes, since the communication directly to the patrol car is instantaneous.  The service also enables the patrol officer to communicate in real-time with the person(s) sending the alert via a crisis communications portal.  The alert is also sent to the cell phones of local law enforcement officers and others (such as teachers and administrators at the school), alerting them of imminent danger.  We are currently offering the COPsync911 threat alert service in the State of Texas, and plan to begin offering it in other selected regions of the United States in the third quarter of this year.

To date, our COPsync service has successfully submitted, processed and relayed over 5,790,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of August 2, 2013, over 391 law enforcement agencies and courts, primarily in the State of Texas, had contractually subscribed to use our real-time data collection, data sharing, and warrant collection service (the “COPsync Network”).  We currently have at least one customer on the COPsync Network in sixty-two percent of the 254 Texas counties.

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

Results of Operations

Revenues

Total revenues for the three month and six month periods ended June 30, 2013 were $869,847 and $2,020,976, respectively, compared to $708,704 and $1,450,575 for the respective comparable periods in 2012.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $416,689 and $813,956 for the three month and six month periods ended June 30, 2013, respectively, compared to $342,100 and 701,468 for the respective comparable periods in 2012.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies between periods, and revenue attributable to contract renewals.  Hardware, installation and other revenues for the three month and six month periods ended June 30, 2013 totaled $453,158 and $1,207,020, respectively, compared to $366,604 and $749,107 for the respective comparable periods in 2012.  The increase in these revenues is due principally to the introduction of our VidTac product offering in 2012, sales of which are recorded as hardware, installation and other revenues.

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

We executed service agreements (or contracts) with approximately 120 new agencies in 2012.  We expect to sign more new customers in 2013 than we did in 2012, principally because of our new product offerings, VidTac and COPsync911.

Cost of Revenues and Gross Profit (Loss)

The following is a summary of the cost of revenues and gross profit or loss performances for the respective revenue types for the respective three-month and six month periods ended June 30, 2013 and 2012:

	For the three months ended June 30,				For the six months ended June 30,
	2013		2012		2013		2012
	$	%	$	%	%	%	$	%

Hardware, installation and other revenues
Revenues	$453,158	100%	$366,604	100%	$1,207,020	100%	$749,107	100%
Cost of Revenues-hardware & other external costs	368,090	82%	266,749	73%	855,373	71%	673,028	90%
Cost of Revenues-internal costs	29,217	6%	39,528	11%	61,563	5%	75,653	10%
Total Gross Profit/(Loss)	$55,851	12%	$60,327	16%	$290,084	24%	$426	0%

Software license/subscription revenues
Revenues	$416,689	100%	$342,100	100%	$813,956	100%	$701,468	100%
Cost of Revenues-internal costs	122,961	30%	48,814	14%	236,446	29%	100,320	14%
Cost of Revenues-OEM distributor fees	0	0%	0	0%	0	0%	60,685	9%
Amortization of capitalized software development costs	109,117	26%	109,120	32%	218,229	27%	218,240	31%
Total Gross Profit	$184,611	44%	$184,166	54%	$359,281	44%	$322,223	46%

Total Company
Revenues	$869,847	100%	$708,704	100%	$2,020,976	100%	$1,450,575	100%
Cost of Revenues	629,385	72%	464,211	66%	1,371,611	68%	1,127,926	78%
Total Gross Profit	$240,462	28%	$244,493	34%	$649,365	32%	$322,649	22%

For the three month and six month periods ended June 30, 2013 and 2012, our total cost of revenues were $629,385 and $1,371,611, respectively, compared to $464,211 and $1,127,926 for the respective, comparable periods in 2012.  As a result, we realized gross profits of $240,462 and $649,365 for the three month and six month periods ended June 30, 2013, respectively, compared to $244,493 and $322,649 for the respective comparable periods in 2012.

Cost of revenues for hardware, installation and other revenues for the three month and six month periods ended June 30, 2013 totaled $368,090 and $855,373, respectively, compared to $266,749 and $673,028 for the respective comparable periods in 2012.  The increase in cost of revenues between the periods was due to higher hardware sales in 2013.  Included in these cost of revenues are internal costs, which totaled $29,217 and $61,563 for the three month and six month periods ended June 30, 2013, respectively, compared to $39,528 and $75,653 for the respective comparable periods in 2012.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The decrease in internal costs between periods was due principally to a reduction in headcount and a reallocation of some of these costs to customer support costs.  The total gross profit from hardware, installation and other revenue totaled $55,851 and $290,084 for the three and six months period ended June 30, 2013, respectively, compared to $60,327 and $426 for the respective comparable periods in 2012.  The improvement in six month gross profit performance was due to the introduction of our new product offering, VidTac, which produces a significantly higher gross profit contribution than our other hardware offerings.  Our gross profit also improved from our implementing price increases on selected non-VidTac hardware items, as well as for installation and integration related services.  For the three month periods ended June 30, 2013 and 2012, the gross profit performance was basically flat because of increased installation and support-expenses incurred for the VidTac product installations, the allocation of new service agreement discounts based upon applicable VSOE for hardware product sales; that being, a separate unit of accounting, as well as lost gross profit on some hardware returned for credit.   We do not believe that the increased installation and support-related expenses will continue beyond the third quarter of 2013.

Cost of revenues for software license/subscription revenues for the three month and six month periods ended June 30, 2013, were $232,078 and $454,675, respectively, compared to $157,934 and $379,245 for the respective comparable periods in 2012. These costs represent internal costs associated with our customer support team and web-hosting facilities. The increased costs are driven by increased headcount and the cost of outside service providers resulting from the increased number of customers and services offered to the customers. The resulting gross profit from software license/subscription revenues for the three month and six month periods ended June 30, 2013 was $184,611 and $359,281, respectively, compared to $184,166 and $322,223 in 2012.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat through 2012.  In 2013, these internal costs have increased because we added additional headcount to support the increased number of customers and new products.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and six month periods ended June 30, 2013 were $579,552 and 1,029,149, respectively, compared to $599,438 and $946,943 for the respective comparable periods in 2012.  The increase in expenses for the six month periods ending June 30, 2013 and 2012 were due to increased contract labor for IT/software development services, partially offset by decreased employee headcount and decreased expendable supplies costs included in 2012 for the development of the VidTac unit.  We expect our research and development expense to be slightly lower in the second half of 2013.

Sales and Marketing

Total sales and marketing expenses for the three-month and six month periods ended June 30, 2013 were $277,560 and $598,280, respectively, compared to $383,720 and $745,680 for the respective comparable periods in fiscal 2012.  The decreases in these expenses between periods are due to decreases in personnel and travel related costs resulting from headcount reductions that occurred during the fourth quarter of 2012 and first quarter of 2013, as well as a decrease in non-personnel costs, principally due to expense reallocations between sales and marketing and general and administrative expenses.   We believe our sales and marketing expenses will increase somewhat in the second half of fiscal 2013 as we fill these vacated sales positions and add new sales headcount to sell our expanding suite of products.

General and Administrative

Total general and administrative expenses for the three-month and six month periods ended June 30, 2013 were $362,623 and 725,763, respectively, compared to $322,523 and $620,301 for the respective comparable periods in fiscal 2012.  The increase in expenses between the periods is due to personnel-related costs principally due to the hiring of a key executive to manage our operations in late June of 2012, and an increase in share-based compensation costs between periods and other, non-personnel costs, which consisted of a slight increase in business insurance costs, professional fees for accounting and legal services, as well as expense allocations between general and administrative and sales and marketing expenses.  We believe that our general and administrative expenses for the remainder of fiscal 2013 will remain relatively flat.

Other Expense

Other expense, consisting principally of interest expense, totaled $3,055 and $7,784 for the three-month and six month periods ended June 30, 2013, respectively, compared to $5,721 and $11,587, respectively, for same periods in fiscal 2012.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and six month periods ended June 30, 2013 were $982,328 and $1,711,611, respectively, compared to $1,066,909 and $2001,862, respectively, for the same periods in fiscal 2012.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of June 30, 2013, we had $389,945 in cash and cash equivalents, compared to $174,444 as of December 31, 2012.  The $215,501 increase in cash was due to net cash provided by financing activities of $314,212 and net cash provided by investing activities of $17,125, partially offset by net cash used by operating activities of $115,836.

The net cash provided by financing activities represents cash proceeds of $322,430 from investments in our common stock for cash, of which shares for $1,500 will be issued in the second half of 2013, $160,000 in proceeds from three new convertible notes, and a $51,880 notes payable associated with the purchase of new, more cost efficient automobiles for our sales force. These inflows were partially offset by $220,098 in payments on outstanding notes payable consisting of a $120,000 demand promissory note and $100,098 for automobile and business insurance notes

We had a working capital deficiency of $2,573,500 on June 30, 2013, compared to a deficiency of $1,951,286 on December 31, 2012. On June 30, 2013 our current liabilities included $1,957,324 in net deferred revenues attributable to future performance under prepaid customer contracts, which we believe will not have a material effect on our future working capital in the later years of the prepaid contracts because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At June 30, 2013, we had cash and cash equivalents on hand of $389,945 and had a working capital deficiency of $2,573,500.

We expect our liquidity position to improve as we proceed through fiscal 2013, thus enabling us to support our planned operating expenses.  We have taken the following steps to manage our liquidity, not default on any third-party obligations and to continue growing our business towards cash-flow break-even and profitability:

1)  Based on the volume of new orders (service agreements) we have received thus far in fiscal 2013, we expect to be cash-flow positive by the end of calendar year 2013. As of June 30, 2013, our new service agreements totaled approximately $3,722,000, compared to $966,000 for the comparable date in fiscal 2012, which is an increase of 285%.

2)  The accelerated pace of new service agreements through the first half of this year softened in June and July,  but we believe that the pace of new service agreements will resume and continue at an accelerated pace, when compared to 2012, through the rest of this year because we have added headcount to our sales organization, we have made changes to increase the effectiveness of our sales organization and we released a new product offering, COPsync911, a real-time threat alert service, in late April 2013.  We are currently offering the COPsync911 emergency alert service in the State of Texas, and plan to begin offering it in selected regions of the United States in the third quarter of this year.

3)  As of August 9, 2013, we had booked sales of $116,000 for the COPsync911 service after less than 90 days of sales activity. We expect the pace of COPsync911 sales to accelerate as our current (and newly-hired) sales professionals become more familiar with the product and the strategies for selling it.  We expect COPsync911 sales from our direct sales efforts of between $1.2 million and $2.0 million during the ensuing twelve months.

4)  We also continue to sharpen our procurement processes such that we procure the third party hardware we sell according to “just in time” principles.  We also attempt to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware, for the purpose of matching expenses and sales.  This process change has helped us significantly in in managing our working capital.

5)  We are continuing to pay down our outstanding payables, Most of our key vendors continue to be cooperative regarding extended payment terms for our outstanding payables balances, which were $ 533,000 at August 9, 2013, compared to $ 917,000 at December 31, 2012,

6) We are currently pursuing an initiative to raise up to $1,500,000 in new capital. During the first six months of 2013, we raised $322,000, pursuant to that initiative.

7) Additionally, we believe that we have the capability to reduce expenses further, if necessary.

With cash we received from our current capital raising efforts, and the collections of cash subscriptions and other foreseeable funding sources, we believe that we will have adequate cash resources for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we issued 2,195,000 shares of our common stock, and associated warrants (with an exercise price of $0.10 per share) to purchase 439,000 shares of our common stock, in exchange for an aggregate $219,500 in cash.  Additionally, we issued 314,300 shares of our common stock and associated warrants (with an exercise price of $0.10 per share) to purchase 62,860 shares of our common stock, in exchange for an aggregate of $31,430 in cash we received in the first quarter of 2013.

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

None

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

COPSYNC, INC.

Date: August 19, 2013	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer