Form 10-Q
period 2013-09-30
COPsync, Inc.
filed 2013-11-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2013, was 175,014,501 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$166,546	$174,444
Accounts receivable, net of allowance of $0 at September 30, 2013 and December 31, 2012	167,669	110,069
Inventories	380,528	337,420
Prepaid expenses and other current assets	28,877	48,836

Total Current Assets	743,620	670,769

PROPERTY AND EQUIPMENT

Computer hardware	64,796	64,796
Computer software	20,713	20,713
Fleet vehicles	136,975	168,663
Furniture and fixtures	7,872	7,872

Total Property and Equipment	230,356	262,044
Less: Accumulated Depreciation	(103,842)	(102,702)

Net Property and Equipment	126,514	159,342

OTHER ASSETS

Software development costs, net	545,589	872,936

Total Other Assets	545,589	872,936

TOTAL ASSETS	$1,415,723	$1,703,047

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,364,313	$1,227,839
Deferred revenues	1,855,796	1,213,911
Convertible notes payable, current portion	514,163	-
Notes payable, current portion	120,312	180,305

Total Current Liabilities	3,854,584	2,622,055

LONG-TERM LIABILITIES

Deferred revenues	1,408,658	622,737
Convertible notes payable	40,000	372,731
Notes payable, non-current portion	62,858	69,263

Total Long-Term Liabilities	1,511,516	1,064,731

Total Liabilities	5,366,100	3,686,786

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 100,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 175,014,501 and 171,284,201 issued and outstanding, respectively	17,433	17,129
Common stock to be issued, 15,000 and 70,000 shares, respectively	1,500	7,000
Additional paid-in-capital	13,652,850	12,765,749
Accumulated deficit	(17,622,207)	(14,773,664)

Total Stockholders' Deficit	(3,950,377)	(1,983,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,415,723	$1,703,047

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES

Hardware, installation and other revenues	$724,728	$268,005	$1,931,748	$1,017,112
Software license/subscription revenues	487,413	373,172	1,301,369	1,074,640

Total Revenues	1,212,141	641,177	3,233,117	2,091,752

COST OF REVENUES

Hardware and other costs	655,491	234,647	1,572,427	983,328
Software license/subscriptions	307,383	152,657	762,058	531,902

Total Cost of Revenues	962,874	387,304	2,334,485	1,515,230

GROSS PROFIT	249,267	253,873	898,632	576,522

OPERATING EXPENSES

Research and development	515,533	656,337	1,544,682	1,603,280
Sales and marketing	303,191	330,337	901,471	1,076,017
General and administrative	308,069	407,486	1,033,832	1,027,787

Total Operating Expenses	1,126,793	1,394,160	3,479,985	3,707,084

LOSS FROM OPERATIONS	(877,526)	(1,140,287)	(2,581,353)	(3,130,562)

OTHER INCOME (EXPENSE)

Interest income	-	8	6	22
Interest expense	(5,244)	(6,579)	(14,825)	(19,970)
Gain/(Loss) on asset disposals	-	(5,024)	1,791	(3,234)

Total Other Income (Expense)	(5,244)	(11,595)	(13,028)	(23,182)

NET LOSS BEFORE INCOME TAXES	(882,770)	(1,151,882)	(2,594,381)	(3,153,744)

INCOME TAXES	-	-	-	-

NET LOSS	$(882,770)	$(1,151,882)	$(2,594,381)	$(3,153,744)

Series B preferred stock dividend	(26,466)	(20,128)	(78,822)	(60,026)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	(6,338)	-	(18,796)
Cost of Series B warrants extension	(177,000)	-	(177,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,086,236)	$(1,178,348)	$(2,850,203)	$(3,232,566)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	174,772,596	160,567,933	173,390,024	153,787,329

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,594,381)	$(3,153,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353,635	355,123
Employee and non-employee stock compensation	154,591	125,011
Common stock issued for services rendered	-	2,489
Amortization of restricted stock grants	45,000	45,000
Capital contributed/co-founders' forfeiture of contractual compensation	59,250	59,250
Stock issued for cash received in prior year	-	15,000
Gain on asset disposals	(1,791)	3,234
Change in operating assets and liabilities:
Accounts receivable	(55,200)	(102,164)
Inventories	(43,108)	(7,367)
Prepaid expenses and other current assets	19,959	34,477
Deferred revenues	1,427,806	(140,223)
Accounts payable and accrued expenses	138,379	305,173

Net Cash Used in Operating Activities	$(495,860)	$(2,458,741)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	105,400	-
Purchases of property and equipment	(99,470)	(10,171)

Net Cash Provided by Investing Activities	$5,930	$(10,171)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	163,075	66,341
Payments on notes payable	(229,473)	(92,750)
Proceeds from convertible notes	200,000	-
Proceeds from common stock to be issued	1,500	212,685
Proceeds from issuance of common stock for cash	346,930	1,573,000

Net Cash Provided by Financing Activities	$482,032	$1,759,276

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,898)	(709,636)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,444	1,074,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$166,546	$364,681

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$10,971	$26,039
Cash paid for income tax	$5,765	$5,945

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchased a fleet vehicle involving a trade-in and collaterial swap on existing notes payable	$-	$92,337
Conversion of convertible notes, plus accrued interest into 191,000 and 401,134 shares of common stock, respectively	$19,100	$40,113
Series B Preferred stock dividends	$78,822	$60,026
Cost of Series B warrants extension	$177,000	$-
Issuance of common stock for prior year stock subscriptions	$7,000	$-
Common stock issued for services rendered by their party service provider	$-	$2,489
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$-	$18,796

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. ("COPsync," the "Company," "we," "our," "us") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2013, and its results of operations and cash flows for the three month and nine month periods ended September 30, 2013.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012.  The results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013, or any other period.  The year-end condensed balance sheet data as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

At September 30, 2013, the Company had cash and cash equivalents of $166,546, a working capital deficit of $3,110,964 and an accumulated deficit of $17,622,207.  The Company has taken the following steps to manage its liquidity, to avoid default on any third-party obligations and to continue growing its business towards cash-flow break-even and profitability:

1)  The Company increased the volume of its new orders.  For the nine month period ended September 30, 2013, the Company signed service agreements representing approximately $4,454,000 in new orders, compared to approximately $1,754,000 in new orders for the comparable period in fiscal 2012, an increase of 154%.

2)  The accelerated pace of new service agreements through the first half of 2013 softened in June, July and August, but recovered in September and October.  New orders from service agreements signed in September and October were $464,000 and $700,000, respectively.  The Company believes the increased pace of new service agreements will continue through the remainder of 2013 because of added headcount to the Company’s sales organization, changes made to increase the effectiveness of the Company’s sales organization and the Company’s April 2013 release of a new product release, COPsync911, a real-time threat alert service.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

3)  The COPsync911 real-time threat alert service, which the Company believes is the only service of its kind in the United States enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol units and the local emergency dispatch center with just the click of a computer mouse. The Company expects the COPsync911 service to reduce school emergency response times by five to seven minutes, since the communication directly to the patrol car is instantaneous. The service also enables the patrol officer to communicate in real-time with the person(s) sending the alert. The alert is also sent to the cell phones of others (such as teachers and administrators at the school), alerting them of imminent danger.  The Company is currently offering the COPsync911 service in the State of Texas, and began offering it in other selected regions of the United States in the third quarter of this year.

4)  As of October 31, 2013, the Company had booked sales of approximately $266,000 for the COPsync911 service, after less than 180 days of sales activity.  The Company expects the pace of COPsync911 sales to accelerate as its sales team becomes familiar with the service and the strategies for selling it and as newly engaged resellers begin to sell the service.  The Company expects COPsync911 sales from its direct and channel sales efforts to range between $1.2 million and $2.0 million for the ensuing twelve months.

5) The Company expects to realize gross cash receipts of $1.8 million within the next three to four months from contracts including COPsync911 contracts currently “in hand”, but not yet performed.

6)  The Company’s procurement processes for third party hardware employs “just in time” principles, meaning the Company attempts to schedule delivery to the customer of the third party hardware it sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time the Company orders the hardware.  This change in the processing of third party hardware has helped the Company significantly in managing its working capital.

7) The Company’s key vendors continue to be cooperative regarding extended payment terms for the Company’s outstanding payables balances.

8)  The Company is currently pursuing an initiative to raise up to $1,500,000 in new capital.  Thus far in 2013, the Company raised $348,000 pursuant to that initiative.

9) Additionally, the Company believes it has the capability to reduce operating expenses, should circumstances warrant.

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

 c.             Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  The Company deposits cash and cash equivalents in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits.  At times, the Company’s deposits or investments in financial institutions may exceed these federally insured limits.  At September 30, 2013, the Company had approximately $1,000 in excess of FDIC insured limits at the two financial institutions.  The Company has not experienced any losses in such accounts.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

To date, the Company’s accounts receivable have been derived principally from revenue earned from end users of its products, which are local and state governmental agencies. The Company performs periodic credit evaluations of its customers and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts.  The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  The Company writes off delinquent receivables based on individual credit evaluation and the specific circumstances of the customer.  The Company had not recorded an allowance for doubtful accounts at September 30, 2013 or December 31, 2012.

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

Through the middle of 2010, the Company capitalized certain software development costs related to its COPsync service.  The Company determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues had been resolved.  Upon the general release of the COPsync service offering to customers, development costs for that product were amortized over fifteen years based on management’s then estimated economic life of the product.  See Note 4 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion involving impairments of software development costs recorded by the Company in the years ended December 31, 2011 and December 31, 2010, and the respective financial impact therein.

The Company has not capitalized any of the software development costs associated with its most recently introduced product offerings, VidTac  and COPsync911, because the time period between achieving technological feasibility and product release for these product offerings was very short.  Consequently, the incurred development costs have been recorded as research and development costs in the statement of operations.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

NOTE 5 – INVENTORY

Inventory consisted of the following at September 30, 2013, and December 31, 2012, respectively:

Category	September 30, 2013	December 31, 2012

Raw materials	$81,295	$168,511
Work-in-process	-	-
Finished goods	299,233	168,909

Total Inventory	$380,528	$337,420

During the nine months period ended September 30, 2013, the Company’s total inventories increased by $43,108.  The increase was due principally to the procurement and delivery of third-party hardware to be installed in the fourth quarter of 2013.  Also, included in inventories at September 30, 2013 was $99,000 in VidTac systems and components.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

In 2012, the Company selected and entered into a manufacturing agreement with a contract manufacturer to build its VidTac in-vehicle law enforcement video system, at a contracted price, to the Company’s specifications.  This increased the Company’s inventory investment significantly.  See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s inventory investment recorded in the years ended December 31, 2012 and December 31, 2011.

The manufacturing agreement calls for the Company to periodically place purchase orders for its VidTac systems.  In 2012, the Company placed a purchase order for 500 systems.  As of September 30, 2013, the Company had taken delivery of almost all of those units.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable.  However, the Company is permitted to change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer.  Should the Company elect to cancel a purchase order in total or in part, generally it is financially responsible only for materials that the contract manufacturer cannot return to its source suppliers.

In December 2012, the Company placed another purchase order with the contract manufacturer for finished units aggregating $1,400,000, with stated delivery dates for products to be delivered ratably and throughout the twelve month period ending December 31, 2013 (See Note 14).  However, the contract manufacturer is not currently offering the Company any credit line and the Company is operating on a “pay as you go” basis with the manufacturer. Therefore, the timing of equipment deliveries under this purchase order is not defined at this time.  As of November 7, 2013, the Company has an account balance with the contract manufacturer of approximately $38,000.

 Raw materials inventory represents certain completed, top-level component assemblies not yet incorporated into finished units located at the facility of the Company’s contract manufacturer.  In conjunction with the Company delaying the initial release date of the product from the original estimated September 2012 date, the Company agreed that the contract manufacturer could invoice the Company for the raw materials inventory on hand with the contract manufacturer.  This resulted in the relatively high level of raw materials inventory as of December 31, 2012.  As these sub-assemblies are incorporated into finished units, the contract manufacturer invoices the Company for the finished units, with a credit for the previously invoiced raw materials.  During the nine months period ended September 30, 2013, most of the originally-procured raw materials inventory was converted into finished goods inventory.

During the nine months period ended September 30, 2013, the Company procured selected components to serve as replacement or spares parts inventory, as well as for the upgrade or retrofit of previously delivered components.  The costs of these components are reported as raw materials inventory.

The Company’s inventories are reported at the lower of cost or market value.

 NOTE 6 – NOTES PAYABLE

The Company’s total notes payable at September 30, 2013 was $183,170 representing a net decrease of $66,398 for the nine months ended September 30, 2013.  The following table shows the components of notes payable at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
Loan Type	2013	2012
Bank	$77,437	$98,148
Insurance	5,733	31,420
Promissory notes payable	100,000	120,000
Total notes payable	183,170	249,568
Less: Current portion	(120,312)	(180,305)
Long-term portion	$62,858	$69,263

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest.  The principal amount of the note was repaid in the first quarter of 2013 with the proceeds from another loan from the chief executive officer, which was evidenced by a convertible promissory note, also bearing 3% interest, due on March 31, 2014.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the nine months period ended September 30, 2013, the Company made total payments of $229,473 on its notes payable, consisting of total monthly payments of $40,179 on existing notes payable involving the short-term financing of the Company’s business insurance policies and automobile loans, repayment of the $120,000 demand note referred to above, and $69,294 involving the payoff of automobile loans in connection with the Company’s efforts to replace the vehicles used by its sales force with more fuel efficient vehicles.  Accordingly, the Company sold four vehicles, which were being financed with bank notes.  A portion of the proceeds of the sales were used to pay-off the balances of the related bank notes totaling $69,294, and the balance of the proceeds were used to purchase new vehicles.  Additionally, the Company financed the remaining acquisition costs of the new automobiles by executing a new bank note for $51,880, with terms of ratable, monthly payments, a five year life and a 6.5% annual interest rate.  Also during the third quarter of 2013, the Company financed the acquisition of a single vehicle by executing a new bank note for $11,195, with terms of ratable, monthly payments, a five year life and a 6.5% annual interest rate.  With the sale of the previously owned vehicles and the purchase of the new vehicles, the Company’s outside sales force is now driving more fuel efficient vehicles, resulting in cost savings to the Company.

Additionally, two individuals loaned the Company $50,000 each to procure third-party hardware for a specific, new contract.  Both of the notes are short-term in nature and have an interest rate of 10%.  Interest is to be paid at the time the principal amount is repaid to the note holder.  One of two notes requires repayment following the Company’s receipt of payment from its customer.  The other note calls for basically the same repayment schedule, except that the Company must make monthly principal payments beginning in the fourth quarter of 2013 and continuing until the balance is repaid by the Company.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2013, the following occurred:

·
The holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The total amount of the converted note on the date of conversion was $19,100 in principal.  The Company issued a total of 191,000 shares of its common stock at the conversion price of $0.10 per share as stated in the note.

·
The Company issued a $120,532 convertible note to its chief executive officer following the receipt of $120,000 in cash, which the Company used for the repayment of the principal amount of a $120,000 demand note, representing a loan made to the Company by its chief executive officer in December 2012.  The demand note had accrued $532 of interest, which was included in the principal amount of the convertible note.  The convertible note bears 3% interest per annum and is due on March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

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

During the third quarter of 2013, the Company issued a $40,000 convertible note to its chief executive officer following the receipt of $40,000 in cash.  The convertible note bears 3% interest per annum and is due in the first quarter of 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In the first and second quarters of 2014, $482,517 and $31,646, respectively, of the Company’s convertible promissory notes are scheduled to mature.  The Company believes that most of the holders of these notes will either elect to convert the notes into shares of the Company’s common stock prior to maturity or agree to extend the maturity dates of the notes.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

Series B Preferred Stock

During 2009 and the first quarter of 2010, the Company issued a total of 375,000 shares of its Series B Preferred Stock in a private placement in which the Company raised $1,500,000 in gross proceeds.  The 375,000 shares of the Company’s Series B Convertible Preferred Stock are convertible into a total of 15,000,000 shares of the Company’s common stock.

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded accrued dividends on the Series B Preferred Stock for the nine-month periods ended September 30, 2013 and 2012, of $78,822 and $60,026, respectively.  The Company booked a $18,796 accretion amount for the beneficial conversion feature on the Series B Preferred Stock during the nine months period ended September 30, 2012.

NOTE 9 – COMMON STOCK

During the nine months period ended September 30, 2013, the Company issued a total of 3,539,300 shares of common stock, along with associated warrants, valued at $353,930, or $0.10 per share.  These shares consisted of 3,469,300 shares, valued at $346,930, for investments made during the nine months period, and 70,000 shares, valued at $7,000, resulting from an investment made in the prior year.

Also during the first quarter of 2013, the Company issued 191,000 shares of its common stock, valued at $19,100, upon the conversion of an outstanding convertible note.

NOTE 10 – COMMON STOCK TO BE ISSUED

During the nine months period ended September 30, 2013, the Company received investments of $1,500 from individual investors for the purchase of 15,000 shares of common stock and associated warrants, which shares and warrants will be issued later in 2013.

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

The Company's common stock equivalents, at September 30, 2013 and 2012, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2013	2012
Convertible promissory notes outstanding	5,194,061	5,777,460
Warrants outstanding	11,049,842	8,822,582
Stock options outstanding	8,885,833	7,877,084
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	15,000	3,165,909
Dividends on preferred stock outstanding	4,749,754	3,108,797

Total Common Stock Equivalents	44,994,490	43,851,832

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 12 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the nine-month period ended September 30, 2013, is as follows:

2013
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2013	10,341,982	$0.20

Granted	707,860	$0.10

Cancelled	-	-
Expired	-	-

Outstanding, September 30, 2013	11,049,842	$0.19

Exercisable, September 30, 2013	11,049,842	$0.19

The total number of warrants issued during the nine months ended September 30, 2013 consisted of warrants to purchase an aggregate of 707,860 shares of the Company’s common stock, which were associated with the issuance of 3,539,300 shares of common stock during the period resulting from new capital investments of $353,930.  These warrants have a four year term and are exercisable at $.10 per share.

During 2009 and 2010, the Company completed a private placement of its equity securities in which the Company raised $1,500,000 in gross proceeds.   Pursuant to this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B Convertible Preferred Stock. The Series B Preferred Stock is convertible into a total of 15,000,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 3,000,000 shares of common stock.  These warrants were scheduled to expire on October 14, 2011.

During 2011, the Company agreed to extend the life of the warrants by two years, extending the expiration date to October 14, 2013.  As a result, in 2011 the Company recorded other expense of $113,984 representing the fair value of the warrant extension utilizing Black-Scholes valuation techniques.

In the third quarter of 2013, the Company elected to extend the life of the warrants a second time, for four additional years; thus, the expiration date became October 14, 2017.  As a result, the Company recorded in the third quarter of 2013 other expense of $177,000 representing the fair value of this second extension, utilizing Black-Scholes valuation techniques, and in accordance with accounting guidelines contained in ASC 718-35-3, and involving modification of an award.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s outstanding and exercisable warrants at September 30, 2013:

			Outstanding			Exercisable
Exercise Prices			Weighted Average Number Outstanding at 9/30/13	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/13	Weighted Average Exercise Price
		$0.10	50,000	0.68	$0.10	50,000	$0.10
		0.20	10,999,842	2.10	0.20	10,999,842	0.20

$0.10	-	0.20	11,049,842	2.78	$0.20	11,049,842	$0.20

 NOTE 13 – EMPLOYEE OPTIONS

As of September 30, 2013, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years.  As of September 30, 2013, options to purchase 8,885,833 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 5,989,170 shares were exercisable, with a weighted average exercise price of $0.09 per share.

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

For the nine months ended September 30, 2013 and 2012, the Company recorded share-based compensation expense of $154,591 and $125,011, respectively.

For the nine months ended September 30, 2013, the Company granted options to purchase 450,000 shares of its common stock with an exercise price of $0.10 per share.  These options consisted of grants issued to two outside directors who received options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these stock options, utilizing the Black Scholes valuation method, was $4,500.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the three months ended September 30, 2013 under the Company’s 2009 Long Term Incentive Plan is as follows:

	September 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Value
Outstanding at beginning of period	8,815,000	$0.09	$–
Granted	450,000	$0.10	$–
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(379,167)	$0.09	$–

Outstanding at period end	8,885,833	$0.09	$–	1.23

Options vested and exercisable at period end	5,989,170	$0.09	$–

Weighted average grant-date fair value of options granted during the period		$0.10

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of September 30, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00	–	$0.08	2,760,000	1.17	$0.08	2,260,004	$0.08
$0.09	–	$0.10	6,125,833	1.05	$0.10	3,729,166	$0.10
			8,885,833			5,989,170

A summary of the status of the Company’s non-vested option shares as of September 30, 2013 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	4,652,924	$0.09
Granted	450,000	$0.10
Forfeited	(262,500)	$0.09
Vested	(1,943,761)	$0.08
Non-vested	2,896,663	$0.09

As of September 30, 2013, there was approximately $255,808 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.17 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of September 30, 2013, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017

Long-Term Debt Obligations	$183,170	$110,980	$35,497	$29,991	$6,702
Operating Lease Obligations	$187,280	$26,124	$161,156	$-	$-
Purchase Obligations	$1,200,000	$125,100	$1,074,900	$-	$-
Convertible promissory notes	$554,163	$-	$534,163	$20,000	$-
Total Contractual Obligations	$2,124,613	$262,204	$1,805,716	$49,991	$6,702

In December 2012, the Company placed a purchase order aggregating $1,400,000 with its VidTac contract manufacturer for 1,000 finished units, with stated delivery dates for the units to be delivered ratably and throughout the twelve month period ending December 31, 2013.   However, since the contract manufacturer is not currently offering the Company any credit line and the Company is operating on a “pay as you go” basis with the manufacturer, the timing of equipment deliveries under this purchase order is not defined at this time.  As of November 7, 2013, the Company has an account balance with the contract manufacturer of approximately $38,000.

The Company’s purchase orders placed with the VidTac contract manufacturer are non-cancellable.  However, the Company is permitted to change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer.  Should the Company elect to cancel the purchase order in total or in part, generally it is financially responsible only for materials that could not be returned by the contract manufacturer to its source suppliers for refund.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

In the first quarter of 2014, $514,163 in principal amount of the Company’s convertible promissory notes is scheduled to mature.  The Company believes that most of the holders of these notes will elect to convert the notes into shares of the Company’s common stock prior to maturity or agree to extend the maturity dates of the notes.  Of these promissory notes, $160,532 in principal amount are held by the Company’s chief executive officer, who has advised the Company that he currently intends to extend the maturity of the notes held by him or convert them into shares of the Company’s common stock prior to maturity.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which discusses the employment agreements involving Messrs. Chaney and Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by each of them to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of the foregone salary for each of the nine month periods ended September 30, 2013 and September 30, 2012 totaled $30,000 for Mr. Chaney and $29,250 for Mr. Rapp, which was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

See Note 10, “Common Stock to be Issued”, to the Financial Statements, contained in Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which discusses the 2,000,000 shares of restricted common stock the Company granted to Ronald A. Woessner, the Company’s Chief Executive Officer, valued at $180,000.  The Company is amortizing the $180,000 value ratably over a thirty-six month period, which began in December 2010.  During each of the nine-month periods ended September 30, 2013 and 2012, amortization of the restricted stock grant was $45,000.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were available to be issued and found no significant subsequent events that required additional disclosure, other than the following:

·
In October 2013, the Company issued a $60,000 convertible note to its chief executive officer for $60,000 in cash received.  The convertible note bears 3% interest per annum and is due on January 1, 2014.  The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

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

We have experienced an acceleration in the volume of new executed service agreements in 2013, particularly in the first half of the year.  The accelerated pace of new service agreements through the first half of 2013 softened in June, July and August, but increased in September and October.  New service agreements in September and October were approximately $464,000 and $700,000, respectively.  We believe the increased pace of new service agreements will continue through the rest of 2013 because we have added headcount to our sales organization, we have made changes to increase the effectiveness of its sales organization and, in April 2013 we released a new product offering, COPsync911, a real-time threat alert service.

 The COPsync911 real-time, threat alert service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol units and the local emergency dispatch center with the mere push of a button.  The COPsync911 service is expected to reduce school emergency response times by five to seven minutes, since the communication directly to the patrol car is instantaneous.  The service also enables the patrol officer to communicate in real-time with the person(s) sending the alert via a crisis communications portal.  The alert is also sent to the cell phones of local law enforcement officers and others (such as teachers and administrators at the school), alerting them of imminent danger.  We are currently offering the COPsync911 threat alert service in the State of Texas, and began offering it in other selected regions of the United States in the third quarter of this year.

To date, our COPsync service has successfully submitted, processed and relayed over 6,527,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of November 1, 2013, over 463 law enforcement agencies, courts and school districts, primarily in the State of Texas, had contractually subscribed to use our real-time data collection, data sharing, and warrant collection service, or the COPsync Network.  We currently have at least one customer on the COPsync Network in seventy-six percent of the 254 Texas counties.

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

Results of Operations

Revenues

Total revenues for the three month and nine month periods ended September 30, 2013 were $1,212,141 and $3,233,117, respectively, compared to $641,177 and $2,091,752 for the respective comparable periods in 2012.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $487,413 and $1,301,369 for the three month and nine month periods ended September 30, 2013, respectively, compared to $373,172 and 762,056 for the respective comparable periods in 2012.  The increase in software license/subscriptions revenue was due to an increase in the number of contracted law enforcement agencies between periods, and revenue attributable to contract renewals.  Hardware, installation and other revenues for the three month and nine month periods ended September 30, 2013 totaled $724,728 and $1,931,746, respectively, compared to $268,005 and $1,017,112 for the respective comparable periods in 2012.  The increase in these revenues is due principally to the introduction of our VidTac product offering in 2012, sales of which are recorded as hardware, installation and other revenues, and an increase in third-party hardware sales and installations in 2013.  The increase in third-party hardware sales consists of both new customers and existing customers electing to refresh or update their computer equipment.

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

We executed new service agreements (or contracts) with approximately 120 new agencies in 2012.  We expect to sign more new customers in 2013 than we did in 2012, principally because of our new product offerings, VidTac and COPsync911.

Cost of Revenues and Gross Profit

The following is a summary of the cost of revenues and gross profit performances for the respective revenue types for the respective three-month and nine month periods ended September 30, 2013 and 2012:

	For the three months ended September 30,				For the nine months ended September 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%

Hardware, installation and other revenues
Revenues	$724,728	100%	$268,005	100%	$1,931,748	100%	$1,017,112	100%
Cost of Revenues-hardware & other external costs	600,094	84%	196,730	73%	1,455,467	75%	869,758	86%
Cost of Revenues-internal costs	55,397	8%	37,917	14%	116,960	6%	113,570	11%
Total Gross Profit	$69,237	10%	$33,358	12%	$359,321	19%	$33,784	3%

Software license/subscription revenues
Revenues	$487,413	100%	$373,172	100%	$1,301,369	100%	$1,074,640	100%
Cost of Revenues-internal costs	198,265	41%	43,537	12%	434,711	33%	143,857	13%
Cost of Revenues-OEM distributor fees	0	0%	0	0%	0	0%	60,685	6%
Amortization of capitalized software development costs	109,118	22%	109,120	29%	327,347	25%	327,360	30%
Total Gross Profit	$180,030	37%	$220,515	59%	$539,311	41%	$542,738	51%

Total Company
Revenues	$1,212,141	100%	$641,177	100%	$3,233,117	100%	$2,091,752	100%
Cost of Revenues	962,874	79%	387,304	60%	2,334,485	72%	1,515,230	72%
Total Gross Profit	$249,267	21%	$253,873	40%	$898,632	28%	$576,522	28%

For the three month and nine month periods ended September 30, 2013 and 2012, our total cost of revenues were $962,874 and $2,334,485, respectively, compared to $387,304 and $1,515,230 for the respective comparable periods in 2012.  As a result, we realized gross profits of $249,267 and $898,632 for the three month and nine month periods ended September 30, 2013, respectively, compared to $253,873 and $576,522 for the respective comparable periods in 2012.

Cost of revenues for hardware, installation and other revenues for the three month and nine month periods ended September 30, 2013 totaled $655,491 and $1,572,427, respectively, compared to $234,647 and $983,328 for the respective comparable periods in 2012.  The increase in cost of revenues between the periods was due to higher hardware sales in 2013.  Included in these cost of revenues are internal costs, which totaled $55,397 and $116,960 for the three month and nine month periods ended September 30, 2013, respectively, compared to $37,917 and $113,570 for the respective comparable periods in 2012.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The increase in internal costs between periods was due principally to a reallocation of some of those certain costs from general and administrative expenses.  These reallocated expenses include hosting and support services performed by outside service providers.  The total gross profit from hardware, installation and other revenue totaled $69,237 and $359,321 for the three and nine months period ended September 30, 2013, respectively, compared to $33,358 and $33,784 for the respective comparable periods in 2012.  The improvement in nine month gross profit performance was due to the introduction of our new product offering, VidTac, which produces a significantly higher gross profit contribution than our other hardware offerings.   For the three month and nine month periods ended September 30, 2013, the gross profit performance was less than we anticipated because of increased installation and support expenses incurred for the VidTac product installations, the allocation of new service agreement discounts based upon applicable vendor specific objective evidence, or VSOE, for hardware product sales, as well as lost gross profit on some hardware returned for credit during the second quarter of 2013.  We believe that the increased installation and support-related expenses will continue through the fourth quarter of 2013.

Cost of revenues for software license/subscription revenues for the three month and nine month periods ended September 30, 2013, were $307,383 and $762,056, respectively, compared to $152,657 and $531,902 for the respective comparable periods in 2012. These costs represent internal costs associated with our customer support team and web-hosting facilities. The increased costs are driven by increased headcount and the cost of outside service providers resulting from the increased number of customers and services offered to the customers.  Beginning in the third quarter 2013, certain costs for hosting and support services performed by outside service providers are reported as cost of revenues whereas they were previously reported in general and administrative expense.  Finally, the resulting gross profit from software license/subscription revenues for the three month and nine month periods ended September 30, 2013 was $180,030 and $539,311, respectively, compared to $220,550 and $542,738 in 2012.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat through 2012.  In 2013, these internal costs have increased because we added headcount, as well as contracted services to be provided by outside service providers to support the increased number of customers and new products.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and nine month periods ended September 30, 2013 were $515,533 and 1,544,682, respectively, compared to $656,337 and $1,603,280 for the respective comparable periods in 2012.  The decrease in expenses for the respective periods ending September 30, 2013 and 2012 were due to decreased contract labor for IT/software development services, decreased employee headcount and decreased expendable supplies costs included in 2012 for the development of the VidTac unit.  We expect our research and development expense to continue to be lower in the fourth quarter of 2013 than for the same period in previous years.

Sales and Marketing

Total sales and marketing expenses for the three-month and nine month periods ended September 30, 2013 were $303,191 and $901,471, respectively, compared to $330,337 and $1,076,017 for the respective comparable periods in fiscal 2012.  The decreases in these expenses between periods are due principally to decreases in personnel and travel related costs resulting from headcount reductions that occurred during the fourth quarter of 2012 and the first quarter of 2013.   We believe our sales and marketing expenses, in the form of salaries, commissions and travel, will increase somewhat in the fourth quarter of fiscal 2013 as we filled the vacated sales positions, as well as added new sales headcount during the third quarter of 2013 to sell our expanding suite of products.

General and Administrative

Total general and administrative expenses for the three-month and nine month periods ended September 30, 2013 were $308,069 and $1,033,832, respectively, compared to $407,486 and $1,027,787 for the respective comparable periods in fiscal 2012.  The decrease in expenses between the three month periods was due principally to a change in reporting operating expenses for trade shows and certain travel and entertainment costs, which were previously recorded in general and administrative expenses.  In 2013, these expenses are reported in sales and marketing expenses.  These comparative decreases between the three month periods do not appear in the nine period comparisons because they are offset by increases in personnel costs and general business expenses.  We believe that our general and administrative expenses for the remainder of fiscal 2013 will remain relatively flat.

Other Expense

Other expense, consisting principally of interest expense, totaled $5,244 and $13,028 for the three-month and nine month periods ended September 30, 2013, respectively, compared to $11,595 and $23,182, respectively, for same periods in fiscal 2012.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and nine month periods ended September 30, 2013 were $882,770 and $2,594,381, respectively, compared to $1,151,882 and $3,153,744, respectively, for the same periods in fiscal 2012.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of September 30, 2013, we had $166,546 in cash and cash equivalents, compared to $174,444 as of December 31, 2012.  The $7,898 decrease in cash was due to net cash used by operating activities of $495,860, partially offset by net cash provided by financing activities of $482,032 and net cash provided by investing activities of $5,930.

The net cash provided by financing activities represents cash proceeds of $348,430 from investments in our common stock for cash, of which shares for $1,500 will be issued in late 2013, $200,000 in proceeds from four new convertible notes, and $63,075 in notes payable associated with the purchase of new, more cost efficient automobiles for our sales force. These inflows were partially offset by $229,473 in payments on outstanding notes payable consisting of the repayment of a $120,000 demand promissory note and $109,473 for automobile and business insurance notes.

We had a working capital deficiency of $3,110,964 on September 30, 2013, compared to a deficiency of $1,951,286 on December 31, 2012. On September 30, 2013, our current liabilities included $1,855,796 in net deferred revenues attributable to future performance under prepaid customer contracts, which we believe will not have a material effect on our future working capital in the next twelve months because our customer support costs are incrementally fixed in nature.

Plan of Operation for the Next Twelve Months

At September 30, 2013, we had cash and cash equivalents on hand of $166,546 and had a working capital deficiency of $3,110,964.

We expect our liquidity position to improve as we proceed through fiscal 2013 and into fiscal 2014, thus enabling us to support our planned operating expenses.  We have taken the following steps to manage our liquidity, not default on any third-party obligations and to continue growing our business towards cash-flow break-even and profitability:

1)  We have increased the volume of our new orders.  For the nine month period ended September 30, 2013, we signed service agreements representing approximately $4,454,000 in new orders, compared to approximately $1,754,000 in new orders for the comparable period in fiscal 2012, an increase of 154%.

2)  The accelerated pace of new service agreements through the first half of 2013 softened in June, July and August, but recovered in September and October.  New service agreements in September and October were $464,000 and $700,000, respectively.  We believe the increased pace of new service agreements will continue through the remainder of 2013 because of added headcount to the sales organization, changes made to increase the effectiveness of the sales organization and the April 2013 release of our new product, COPsync911, a real-time threat alert service.

3)  The COPsync911 real-time threat alert service, which we believe is the only service of its kind in the United States enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol units and the local emergency dispatch center with just the click of a computer mouse. We expect our COPsync911 service to reduce school emergency response times by five to seven minutes, since the communication directly to the patrol car is instantaneous. The service also enables the patrol officer to communicate in real-time with the person(s) sending the alert. The alert is also sent to the cell phones of others (such as teachers and administrators at the school), alerting them of imminent danger.  We are currently offering the COPsync911 threat alert service in the State of Texas, and began offering it in other selected regions of the United States in the third quarter of this year.

4)  As of October 31, 2013, we had booked sales of approximately $266,000 for the COPsync911 service after less than 180 days of sales activity.  We expect the pace of COPsync911 sales to accelerate as our sales team becomes familiar with the product and the strategies for selling it and as newly engaged resellers begin to sell the service.  We expect COPsync911 sales from our direct and channel sales efforts to range between $1.2 million and $2.0 million for the ensuing twelve months.

5)   We expect to realize gross cash receipts of approximately $1.8 million within the next three to four months from contracts, including COPsync911 contracts, currently “in hand”, but not yet performed.

6)  Our procurement processes for third party hardware employs “just in time” principles, meaning we attempt to schedule delivery to the customer of the third party hardware we sell immediately after we receive the hardware.  We also continue our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware.  This change in the processing of third party hardware change has helped us significantly in managing our working capital.

7) Our key vendors continue to be cooperative regarding extended payment terms for our outstanding payables balances.

8)  We are currently pursuing an initiative to raise up to $1,500,000 in new capital.  Thus far in 2013, we have raised $348,000 pursuant to that initiative.

9) Additionally, we believe we has the capability to reduce operating expenses, should circumstances warrant.

With cash we received from our current capital raising efforts, the collections of cash subscriptions, securing of debt instruments and other foreseeable funding sources, we believe that we will have adequate cash resources for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we issued 260,000 shares of our common stock, and associated warrants (with an exercise price of $0.10 per share) to purchase an aggregate of 52,000 shares of our common stock, in exchange for an aggregate $26,000 in cash.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: November 14, 2013	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer