Form 10-K
period 2013-12-31
COPsync, Inc.
filed 2014-03-31
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2013, based on the $0.10 per share closing price for the registrant’s common stock on the Markets Group Inc.’s OTCQB Link, was $10,503,235.

The number of shares of the registrant’s common stock outstanding as of March 13, 2014 was 175,514,501.

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

ITEM 1.  BUSINESS

Overview

COPsync, Inc. operates what we believe to be the largest law enforcement mobile data information system in the United States.  We refer to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service:

•	Allows law enforcement officers to compile and share information, in real-time, via a common database accessible by all such officers on the COPsync Network, regardless of agency jurisdiction;

•
Allows officers to query, in real time, various local, state and federal law enforcement databases, including the FBI Criminal Justice Information Service (CJIS) database, the Texas law enforcement telecommunications system (TLETS) database, the historical databases of our agency subscribers who have provided us with such access, and the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the United States – Mexico border, and our COPsync Network database; as we expand the scope of our operations to states other than the State of Texas, we anticipate that we will provide access to databases included in the law enforcement telecommunications systems in those states as well;

•
Allows dispatchers and officers to send, in real-time, BOLO (be on the lookout) and other alerts of child kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers on the COPsync Network, regardless of agency jurisdiction;

•
Allows officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync database and local court and agency databases;

•
Informs officers of outstanding Texas Class C misdemeanor warrants, in real-time, at the point of a traffic stop and allows the officers to collect payment for those warrants using a debit card or a credit card.  This specific feature enhancement to the COPsync Network is sometimes referred to as WARRANTsync.

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  Our COPsync Network provides this interoperability.  Prior to the introduction of the COPsync Network, significant information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability existed because law enforcement software vendors maintain proprietary systems that are not intended to interface with systems of other vendors.  Our business model is to bring this interoperability to as many law enforcement agencies as possible.

We also offer the COPsync911 threat alert service, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  When used in schools, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon located on every computer within the facility. The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times by five to seven minutes.

Once the alert is sent, a “crisis communication portal” is established among the person sending the alert, the responding patrol vehicles and the local law enforcement’s 911 dispatch center.  This allows the person initiating the alert to silently communicate with responding officers and the 911 dispatch center about the nature of the threat, whether it is an active gunman, fire, suspicious person or other emergency.  The crisis communication portal also provides a link to a diagram of the school or other business and a map to its location. In April of 2014 we plan to release “COPsync911 mobile,” which will enable the threat alert to be sent via any mobile device.

We also augment our other services with our own law enforcement in-car video system, called VidTac; described below.

Number of Users and Corporate History

Approximately 499 law enforcement agencies and courts, primarily in the State of Texas, have contracted with us to share law enforcement data and communicate among themselves using our COPsync Network.  Approximately 375 school campuses and other facilities have subscribed to use our COPsync911 threat alert service.  We are not dependent upon one or a few agencies for a significant portion of our business.

We were incorporated in Delaware in October 2006 as Global Advance Corporation, which operated as a public shell company, with no or nominal assets or operations, until 2008.  The predecessor-in-interest to our current business, PostInk Technology, LP, a Texas limited partnership, was acquired by the public shell company in April 2008, and was subsequently dissolved.

Business Model

We offer the COPsync Network and the COPsync911 threat alert service via a “software as a service” (SaaS) business model, under which our customers subscribe to use the COPsync Network and the COPsync911 service for a specified term.  The subscription fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue through a combination of the acquisition of new subscribers and renewals of existing subscribers.  Pertinent attributes of our business model include the following:

●	We incur start-up costs and recurring fixed costs to establish and maintain the service.

●	We acquire subscribers and bring them onto the service, which requires variable acquisition costs related to sales, installation and deployment.

●	We recruit subscribers with the goal of reaching a level of aggregate subscriber payments that exceeds our fixed (and variable) recurring service costs.

●	We seek to maintain a high renewal rate among existing subscribers.

●	We augment these recurring revenues with product revenues from sales of our VidTac law enforcement in-car video system.

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

Our Products

COPsync Network

As described above, the COPsync Network is a real-time mobile data information system.

Information Sharing Replaces Agency “Information Silos”

State and local law enforcement agencies traditionally operate in information “silos.”  Information about criminals and criminal activity known to one law enforcement agency is typically contained only in the database of that agency and is not shared or made known to other agencies, even those that are geographically proximate.  The only exceptions to these information silos are the FBI National Crime Information Center (NCIC) and each state’s law enforcement telecommunications system (LETS).  However, we believe that these available databases have limited value because they only provide adjudicated information, such as certain warrant issuances, convictions or prison sentences.  These databases do not provide non-adjudicated information, such as whether the person has made a threat against law enforcement, is a known gang member, has been questioned for suspicious activity, or is known to carry a weapon.  Moreover, the NCIC and the LETS information is typically provided only by radio from the local dispatch office for those agencies that do not have in-vehicle computers.

With our COPsync Network, patrol officers have in-car, real-time, access to the adjudicated NCIC and LETS data, the EPIC data, and also have access to all non-adjudicated data from all other agencies and officers using the COPsync Network, regardless of the type of computer infrastructure used by the other agencies.  We believe that we are the only provider in the United States whose primary business objective is to connect law enforcement agencies for this purpose.

Real-Time Communication Replacing Virtually No Communication Between Agencies

Today, patrol officers typically cannot communicate in real-time with officers from other agencies because their radios are not interoperable.  Thus, officers have no ability to advise other agencies in real-time of “officer needs assistance” situations, “be on the lookout” notifications (BOLOs), child abductions, robberies or other crimes in progress.

Using our COPsync Network, agencies and officers can communicate with each other in real time through instant messaging (computer to computer) or SMS (computer to cell phone).  This ability enables the instantaneous communication of information to an individual officer, an agency, a county, a state or even the entire country.

Electronic Tools Replacing Pen and Paper

Virtually all of the work (e.g., traffic citations, arrests, suspicious activity reports, crash reports and DUIs) of a typical patrol officer has historically been done with pen and paper.  Our COPsync Network provides 21st century electronic tools designed to completely replace pen and paper.  These electronic tools are designed to enable patrol officers to be exceedingly more efficient.  For example, the average DUI arrest in the State of Texas takes between 3.5 and 4.0 hours to process, in part because of the many required handwritten forms involved.  Using our COPsync Network, an officer can complete the paperwork for a DUI arrest in a fraction of the time.  Routine traffic stops can also be completed much quicker, and the tickets can be seamlessly and instantaneously sent to the court records management system for processing using the COPsync Network.

COPsync911 Threat Alert Service

As described above, the COPsync911 threat alert service enables persons to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles and the local 911 dispatch center with the mere click of an icon using a desktop computer or, shortly, a mobile device.  Features of the COPsync911 threat alert service include:

•	Persons can send emergency alerts directly to the closest law enforcement officers’ computers and cell phones while simultaneously alerting the 911 law enforcement dispatch center.
•	Text alerts are simultaneously sent to others within the targeted location and all officers in the area that subscribe to the COPsync Network.
•	Once triggered, a crisis communication portal is established among the person sending the alert, the local 911 dispatch center and the responding officers – all in about two seconds.
•	This crisis communication portal enables all parties to communicate directly, in real-time, as the officers are in route to the scene.
•	Subsequent alerts sent from the scene by others are automatically added to the initial crisis communication portal, thus tracking in real-time where a subject may be at any given time.
•	Responding officers are able to click a link in the crisis communication portal to view a diagram of the school or other building and a map of its physical location.

VidTac In-Vehicle Video System

Software Driven, Digital In-car Video System

We believe that our VidTac in-vehicle video system is the world’s only 100% digital, high performance, software-driven video system designed for law enforcement.  Typical in-vehicle video systems are “hardware centric” DVR-based systems.  The video capture, compression and encryption of the video stream is all performed by the DVR.  High-end digital DVR-based systems are expensive, with an estimated price ranging from $5,100 to $11,000 per system.  These DVR-based video systems are typically replaced, at the same expensive price point, every three to four years, as new patrol vehicles are placed into service.

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems.  We are offering the VidTac system for sale at a much lower price than the average price of the DVR-based video systems.  Furthermore, for those agencies that currently have in-vehicle computers, the VidTac system eliminates the need for those agencies to purchase a second computer, i.e., the DVR, for each vehicle, and eliminates the need to replace this second (DVR) computer every three to four years.  Moreover, since our system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the need for an on-site maintenance visit.

Sales and Marketing

We sell our products and services through direct sales efforts and indirectly through distributors and resellers.  Virtually all of our sales to date have been derived from our direct sales efforts.  However, we continue our efforts to establish a network of indirect sales channels.  We have several distributors and resellers for the COPsync Network and COPsync911 threat alert service and over a dozen resellers for the VidTac system.  We are working with these indirect sales channels to establish processes and systems and otherwise equip them to become a more effective sales channels for our product offerings.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years.  Total research and development operating expenses for the years ended December 31, 2013 and 2012 were $2,157,597 and $2,218,156, respectively.  The expenses incurred in 2013 were principally driven by the development of our COPsync911 threat alert service, which was launched in the second quarter of 2013, as well as continued development and refinement of our VidTac system and development efforts to enhance the scalability of our COPsync Network and COPsync911 service offerings.  The expenses incurred in 2012 were principally driven by the development of our VidTac system, which was launched in the fourth quarter of 2012.

Our cumulative gross capitalized software development costs at December 31, 2013 were $2,724,082.  The cumulative capitalized software development costs, net of amortization costs, at December 31, 2013 and 2012 were $436,471 and $872,936, respectively.  There were no capitalized software development costs incurred in the years ended December 31, 2013 and 2012.

Competition

We believe that there is no direct competition to our COPsync Network.  We believe that we provide the only law enforcement network that provides real-time access to both adjudicated and non-adjudicated law enforcement databases, plus real-time data sharing and communication across agency jurisdictional boundaries, directly to the patrol car and to all subscribing agencies at the point of incident.  We have designed our system to be “vendor neutral,” meaning it is designed to be used in conjunction with systems of other law enforcement technology vendors.  Our network is not designed or intended to replace existing technology being used by our potential agency customers, but is intended to enhance that technology.

We estimate that there are 2,100 vendors providing records management, jail management, court management, and computer aided dispatch technology systems to law enforcement agencies.  We do not view these vendors as our competitors, since our objective is not to interfere with their relationship with their customers or replace them.  Our objective and business model is to provide their customers with the connectivity to connect to other law enforcement agencies, i.e., we want to be one vendor connecting all law enforcement and all law enforcement information vendors.

There are a number of competitors to our COPsync911 threat alert service, including merely calling “911,” panic buttons, and alarm monitoring services.  We do not believe any of these competitors offer the features and functionality provided by the COPsync911 service.

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

We believe our VidTac product has certain attributes that will enable us to capture a reasonable share of the law enforcement in-vehicle video market.  It possesses features and functionality that other existing video systems do not possess.  We are offering our VidTac system at a much lower price than the average price of the competing DVR-based video systems.   Also, since our system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the need for the delay and inconvenience of on-site maintenance.

Intellectual Property

We rely, and intend to continue to rely, on a combination of trademark, trade secret, copyright law and contractual restrictions to protect the proprietary aspects of our services and products.  We have filed applications for certain trademarks relating to our business.  In February 2010, we received a letter from legal counsel from a third party claiming that our use of our “COPsync” trademark was causing confusion with the third party’s trademark, and demanding that we discontinue using our trademark.  In April 2010, our counsel responded to the letter.  Since 2010, there have been no further discussions with this third party or its counsel.  We have filed several patent applications covering certain aspects of our COPsync Network service, our VidTac product, and the COPsync911 threat alert service.

Employees

We had 35 full-time employees as of March 15, 2014, a substantial majority of whom are non-management personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and believe that we have satisfactory employee relations.

Government Regulation

Our business is subject to regulation by various federal and state governmental agencies.  Such regulation includes the anti-trust regulatory activities of the Federal Trade Commission, the Department of Justice (CJIS Division), the consumer protection laws of the Federal Trade Commission, the product safety regulatory activities of the U.S. Consumer Products Safety Commission and environmental regulation by a variety of regulatory authorities in each of the areas in which we conduct business.  With regards to the compliance of environmental regulations, our cost of such compliance is minimal.  In addition, our customers and potential customers are all governmental entities.  As a result, their ability to purchase our product could be subject to governmental regulation at the federal, state and local levels.

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

Our predecessor, which began our business, was formed in January 2005.  We only began realizing revenues from operations in the fourth quarter of 2008.  Given our limited operating history, it may be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company.  These uncertainties include:

●	our ability to market and sell our COPsync Network and other products for a profit;

●	our ability to recruit and retain skilled personnel; and

●	our evolving business model

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

If we are unable to develop and generate additional demand for our services or products, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our services and products.  The demand for, and market acceptance of, our services and products is subject to a high level of uncertainty.  Adoption of new software and hardware solutions, particularly by law enforcement agencies, which have historically relied upon more traditional means of communication, requires a broad acceptance of substantially different methods of conducting business and collecting and sharing information.  Our services and products are often considered complex and often involve a new approach to the conduct of business by our customers.  As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our services and products in order to generate additional demand.  The market for our services and products may weaken, competitors may develop superior offerings or we may fail to develop acceptable solutions to address new market conditions.  Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

We rely predominantly on sales to governmental entities, and the loss of a significant number of our contracts would have a material adverse effect on our business, results of operations and cash flows.

Our sales are predominantly derived from contracts with agencies of local governments.  Our sales, and results of operations, may be adversely affected by the curtailment of these governmental agencies’ use of technology, including curtailment due to governmental budget reductions.  Governmental budgets available to purchase our software service and products could be negatively affected by several factors, including events we cannot foresee, local government budget deficits, federal and state government budget deficits resulting in the curtailment of grant programs that would otherwise cover the purchase of our services, current or future economic conditions, a change in spending priorities, and other related exigencies and contingencies.  A significant decline in or redirection of local law enforcement expenditures in the future could result in a decrease to our sales, earnings and cash flows.

Undetected errors or failures in our software could result in loss or delay in the market acceptance for our products or lost sales.

Because our software services and products, and the environments in which they operate, are complex, our software and products may contain errors that can be detected at any point in its lifecycle.  While we continually test our services and products for errors, errors may be found at any time in the future.  Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our services and products, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation.  Additionally, because our services and products supports or relies on other systems and applications, any software or hardware errors or bugs in these systems or applications may result in errors in the performance of our service or products, and it may be difficult or impossible to determine where the error resides.

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

Current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their offerings that are competitive with our products and service, which may result in increased competition.  As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

Sales to most of our target customers involves long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

We sell our services and products primarily to local government agencies and school districts.  A prospective customer’s decision to purchase our services or products may often involve lengthy evaluation and product qualification process.  Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our services and products.  Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision.  Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our services or products.  As a result, we expect that the sales cycle for our services and products will typically exceed 180 days, depending on the availability of funding to the prospective customer.  These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our services or products, which could materially and adversely affect our business.

Additionally, many of our services and products are designed for the law enforcement community, which requires us to maintain a sales force that understands the needs of this profession, engages in extensive negotiations and provides high level support to complete sales.  If we do not successfully market our services and products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We have experienced losses since our founding.  A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a reported net loss of $3,614,856 for our fiscal year ended December 31, 2013.  In fiscal 2013 we used cash of $627,045 in our operating activities.  We expect to continue to incur GAAP operating losses through at least fiscal 2014.  As of December 31, 2013, we had an accumulated deficit of $18,651,112, cash and cash equivalents of $414,051, a working capital deficit of $3,739,475 and a stockholders’ deficit of $4,922,092.  To date, we have funded our operations principally through the sale of our capital stock and debt instruments, as well as contributions of capital to our predecessor, and cash generated from operations.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.   If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We are likely to require additional financing to support our operations.  Such financing may only be available on disadvantageous terms, or may not be available at all.  Any new financing could have a substantial dilutive effect on our existing stockholders.

As of December 31, 2013, we had cash and cash equivalents of $414,051 and a working capital deficiency of $3,739,475.  Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.  Our key vendors have accommodated us by extending payment terms for our outstanding accounts payables, but we cannot assure you that these accommodations will continue.  If our key vendors begin demanding standard payment terms, we may not be able to pay our accounts payable in a timely fashion, and we may lose our relationships with our key vendors.

We are likely to be required to seek additional debt or equity financing in order to support our anticipated operations.  We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders.  If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

Our products, offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

We collect and retain large volumes of criminal justice information, including law enforcement telemetry data, non-adjudicated criminal justice information and other personally identifiable information that our various products and systems collect, process, summarize and report.  The integrity and protection of our data is critical to our business and our customers have the expectation that we will adequately protect this information.  The federal Criminal Justice Information Security (CJIS) Policy and additional requirements imposed on us by the law enforcement industry pertaining to information security and privacy are increasingly demanding and continue to evolve.  Maintaining compliance with these may increase our operating costs and adversely impact our ability to release new products and services to our customers.  Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of our data, which could harm our reputation or result in remedial and other costs, fines or lawsuits.   Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace.  In particular, we believe that our future success is highly dependent on Ronald A. Woessner, our chief executive officer, Russell Chaney, our founder and chairman of the board, and Shane Rapp, our founder and president.  If Messrs. Woessner, Chaney or Rapp, or any other key members of our management team, leave our employment, our business could suffer and the share price of our common stock would likely decline.  Although we have entered into an employment agreement with each of Messrs. Chaney and Rapp, either of them may voluntarily terminate his services at any time.  We do not currently have an employment agreement with Mr. Woessner.

Furthermore, our sales success is dependent on our sales leadership and our sales representatives.  Our senior sales executive is relatively new to the company, and the company’s top two sales producers in 2013 are no longer with the company.  We have hired new sales personnel to fill these vacancies and increased the side of our sales team.  Our current sales team is less experienced in the law enforcement space than our previous sales team.  Consequently, our sales volumes could suffer during the ramp-up time for our new sales personnel.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

Most of our software and underlying technology is proprietary.  We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws.  However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties.  Third parties may copy all or portions of our software and products or otherwise obtain, use, distribute, and sell our proprietary information without authorization.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products and services.

From time to time, we might receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks.  Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow.  In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers.  Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations.  If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.  We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all.  We may incur making significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

In addition, we license and use software from third parties in our business.  These third party software licenses may not continue to be available to us on acceptable terms, or at all, and may expose us to additional liability.  This liability, or our inability to use any of this third party software, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations and financial condition.

Demand for our services and products depend in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns result in lower tax receipts for municipalities counties and school districts, hence, lower budgets for our customers and potential customers.  Lower budgets could have a material adverse effect on the demand for our services and products, and our business, results of operations, cash flow and overall financial condition would suffer.

Disruptions in the financial markets, such as what occurred in 2008, may adversely impact the availability and cost of credit for our potential customers, which could result in the delay or cancellation of customer purchases.  In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the availability and cost of capital for us and our customers.  These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our service or products, or their ability to pay for our service after purchase.  These conditions could result in bankruptcy or insolvency for some customers, which would impact our revenue and cash collections.  These conditions could also result in pricing pressure and less favorable financial terms in our contracts and our ability to access capital to fund our operations.

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

As a public company, we will incur significant legal, accounting, reporting and other expenses that a similarly situated private company would not incur.  We also anticipate that we could incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as related rules implemented by the Securities and Exchange Commission.  These rules and regulations could increase legal and financial compliance costs and make some activities more time-consuming and costly.  These rules and regulations could make it more difficult and more expensive for us to retain our director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs than desired to retain that coverage.  Consequently, we may experience difficulty attracting and retaining qualified individuals to serve on our board of directors or as our executive officers.  We cannot predict or estimate the amount of additional costs that we may incur as a result of these requirements or the timing of such costs.

RISK FACTORS RELATING TO OUR COMMON STOCK

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 500,000,000 shares of common stock and 1,375,000 shares of preferred stock authorized for issuance.  As of December 31, 2013, we had 279,138,092 shares of common stock and 900,000 shares of preferred stock available for issuance.  We have reserved 19,424,842 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 15,100,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 6,212,192 shares of our common stock upon conversion of outstanding convertible notes, 5,095,374 shares of our common stock upon the conversion of accrued dividends on our outstanding shares of preferred stock and 1,625,000 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.  In addition, to the extent we issue shares of our common stock, or the exercise price or conversion price of warrants or securities convertible into shares of our common stock, at a price below $0.10 per share, the conversion price of our Series B Preferred Stock would be adjusted downward, based upon a weighted average formula, which would result in addition shares of our common stock being issuable upon exercise of our Series B Preferred Stock.

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

As of December 31, 2013, co-founders Russell Chaney, our chairman of the board, and Shane Rapp, our president, and their affiliates, and other members of management beneficially owned a controlling percentage of the voting power of our outstanding shares of common stock.  This could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  As a result, our management will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, our management will be in a position to greatly influence the election of our board of directors, and thus control our affairs.  This concentration of voting power in the hands of our management will also effectively inhibit a non-negotiated merger or other business combination.

There may not be an active market for shares of our common stock, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is quoted on the OTC Markets Group Inc.’s OTC Link quotation platform, which is viewed by most investors as a less desirable, and less liquid, marketplace than the NASDAQ, NYSE and NYSE-AMEX stock exchanges.  Trading in our common stock has been limited.  There can be no assurance that an active trading market for our common stock will develop and continue.  As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock.

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

These requirements may severely limit the market liquidity of our common stock and the ability of purchasers of our equity securities to sell their securities in the secondary market.  For all of these reasons, an investment in our equity securities may not be attractive to potential investors.

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

●	shortfalls in our operating results from levels forecasted by securities analysts or company management;

●	additions or departures of our key personnel;

●	sales of our capital stock in the future;

●	liquidity or cash flow constraints; and

●	fluctuations in stock market prices and volume, which are particularly common for the securities of start-up and emerging technology companies, such as us

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock.  We might pay dividends in the future at the discretion of our board of directors.  Under the terms of our amended and restated certificate of incorporation, as amended, we are prohibited from paying dividends on our common stock unless and until all accrued and unpaid dividends are paid on our Series B Preferred Stock.  We are also restricted from paying dividends on our common stock unless a dividend is paid on our Series A Preferred Stock in an amount equal to the amount of the dividends for all shares of our common stock into which each such share of Series A Preferred Stock could then be converted.  We are unlikely to pay dividends at any time in the foreseeable future; rather, we are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

At December 31, 2013, our principal properties consisted of a leased facility in Canyon Lake, Texas (approximately 3,000 square feet) and a leased facility in the Dallas area (approximately 7,000 square feet).  The Canyon Lake facility is subject to a month-to-month lease.  The Dallas area location is subject to a thirty-month sublease expiring on August 31, 2015.   Our research and development, sales and marketing, finance and administrative functions are located in our Dallas area facility.  Our customer support and operational activities are located at the Canyon Lake location.  We believe our present facilities are adequate for our foreseeable needs.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC Market Group Inc.’s OTC Link quotation platform under the trading symbol “COYN”.  We have one class of common stock and two classes of preferred stock.

The following table shows the high and low sales price of our common stock, on the OTCQB Link for each quarterly period during our fiscal years ended December 31, 2013 and 2012.

	Price Range
Quarter Ending	High	Low
March 31, 2012	0.08	0.06
June 30, 2012	0.20	0.07
September 30, 2012	0.16	0.09
December 31, 2012	0.11	0.09
March 31, 2013	0.10	0.07
June 30, 2013	0.12	0.07
September 30, 2013	0.12	0.09
December 31, 2013	0.11	0.08

As of March 13, 2013, there were 136 holders of record of our common stock, and the closing price of our common stock on the OTCQB Link was $0.08 per share.

Dividend Policy

We have never declared or paid any dividends on our capital stock.  Our outstanding Series A Preferred Stock does not accrue dividends.  Our outstanding shares of Series B Preferred Stock accrue cumulative dividends at a rate of 7% of the original issue price of those shares per annum.  The dividends for the Series B Preferred Stock are accrued and added to the liquidation preference of the Series B Preferred Stock annually.

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

General

We sell the COPsync Network service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync Network service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync Network service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  We believe that our service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed our COPsync Network to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, our system architecture is designed to scale nationwide.

We also sell VidTac, an in-vehicle video camera system for law enforcement.  The VidTac system is a software-driven video system for law enforcement.  Traditional in-vehicle video systems are typically “hardware centric” DVR-based systems.  The capture, compression and encryption of the video stream for these systems typically is performed by the DVR.  We estimate that the price of these high-end, digital DVR-based systems range between $5,100 and $11,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems.   We are offering our system for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that already have in-vehicle computers, our VidTac system eliminates the need to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  We believe that our VidTac system will accelerate our revenue growth and help us achieve profitability.

To date, our COPsync Network service has successfully submitted, processed and relayed over 7,494,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of December 31, 2013, 499 law enforcement agencies, courts and school districts, primarily in the State of Texas, had contractually subscribed to use our COPsync Network real-time data collection, data sharing, and warrant collection service.  We currently have at least one customer using the COPsync Network in 66% of the 254 Texas counties.

We offer our information sharing COPsync Network software as a service (SaaS) on a subscription basis to our customers who subscribe to use the service for a specified term.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue through a combination of new subscribers and renewals of existing subscribers.

Pertinent attributes of our COPsync Network business model include the following:

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

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  The COPsync Network service provides this interoperability.  Prior to the introduction of our service, significant real-time, in-field, information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability existed, and continues today, because law enforcement software vendors maintain and operate proprietary systems that do not interoperate with systems of other vendors.  Our business model involves connecting the proprietary systems of these various vendors, thus enabling the sharing of real-time, in-field, information between the agency customers of those vendors.  Our service can act as an overlay for those vendors who do not offer an in-vehicle mobile technology or an underlay that operates in the background for those vendors that do offer an in-vehicle mobile technology.

At December 31, 2013, we had cash and cash equivalents of $414,051, a working capital deficit of $3,739,475 and an accumulated deficit of $18,651,112.  We took the following steps in fiscal year 2013, and in the first quarter of 2014, to manage our liquidity, to avoid default on any material third-party obligations and to continue progressing our business towards cash-flow break-even, and ultimately profitability:

1)  We increased the volume of our new orders.  For the twelve month period ended December 31, 2013, we signed service agreements for approximately $5,852,000 in new orders, compared to approximately $2,913,000 in new orders for the comparable period in 2012, an increase of approximately 101%.

2)  We introduced the COPsync911 real-time threat alert service, which we believe is the only service of its kind in the United States, that enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse.  We are primarily offering the COPsync911 service in the State of Texas, but began offering it in other selected regions of the United States in the third quarter of 2013.  For the twelve months ended December 31, 2013, we had booked new orders of approximately $361,000 for the COPsync911 service since its introduction in the second quarter of 2013.  We expect the pace of COPsync911 sales to accelerate as our sales team becomes familiar with the service and the strategies for selling it and as newly engaged resellers begin to sell the service.  We expect COPsync911 bookings from our direct and channel sales efforts to range between $1.2 million and $2.0 million for fiscal year 2014.

3)  Our procurement processes for third party hardware employs “just in time” principles, meaning that we attempt to schedule delivery to the customer of the third party hardware we sell immediately after we receive the hardware.  We also continues our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware.  This change in the processing of third party hardware has helped us significantly in managing our working capital.

4)   Our key vendors continue to accommodate our extended payment terms or practices for our outstanding payables balances, but we are uncertain how long these accommodations will continue.

5)  We believe that we have the capability to further reduce operating expenses, should circumstances warrant.

6)  In the first quarter of 2014, we received a $475,000 loan from the City of Pharr, Texas, and we expect to receive an additional $375,000 loan from that city in April or May of 2014.

7)  During 2013, we raised new capital funds of $608,430 from investors, consisting of $346,930 for 3,469,300 shares of our common stock, $260,000 for convertible promissory notes, and $1,500 for common stock shares to be issued in 2014.  In the first quarter of 2014, we initiated a capital raise of approximate $500,000, of which $30,000 has been raised as of the date of this report.  We are currently in talks with certain revenue-based funding investment groups to raise the balance of this amount.

8)  We are also in the process of attempting to secure up to $1.5 million in funding from an EB-5 visa program, which we hope to close in June of 2014.  The EB-5 visa program is a program pursuant to which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  We currently have a letter of intent with a financier for the EB-5 project.  The financier has already completed the economic impact analysis for the project, which will be located in Pharr, Texas.  We will use a portion of any proceeds from this EB-5 program to repay the loan we received from the City of Pharr, Texas.

We can give no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements.  We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available, we may not be able to continue our operations or execute our business plan.

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

Our critical accounting polices include the following:

a.             Revenue Recognition

Our core business is to sell subscriptions to our COPsync Network service, which is a real-time, in-vehicle information sharing, communication and data interoperability network designed for law enforcement agencies, and related offerings.  The agencies subscribe to our service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, we are requested from time-to-time to also sell computers and computer-related hardware used to provide the in-vehicle service should the customer not already have the necessary hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

Our most common sales are:

1) for new customers – a multiple-element arrangement involving (a) the subscription fee, (b) integration of the COPsync Network software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and (c) if applicable, software integration services for enhanced service offerings; and

2) for existing customers – the subscription fees for the annual renewal of an agency’s COPsync Network subscription service, upon the completion of the agency’s previous subscription period.

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

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in our Statement of Operations.  The sale of our VidTac product offering is considered a hardware sale and is reported in this revenue classification.

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

The sale of our WARRANTsync and COPsync911 product offerings are reported in “software license/subscriptions revenues.”  These products’ revenue stream consists of two elements:  (1) an integration element, which is recognized upon integration and customer acceptance; and (2) a subscription element, which is recognized ratably over the service period upon customer acceptance.   WARRANTsync represents a very small portion of our revenues and could be viewed as an enhancement feature to our COPsync Network.

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered per the executed service agreement.  Substantially all of our service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses.  Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”  In 2013, we adopted a policy of requesting new customers purchasing a significant amount of equipment to prepay for the equipment at the time the equipment was ordered from our suppliers.  These prepayments are recorded on our Balance Sheet as Current Deferred Revenues.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and our past transaction history with the customer.  If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  We allocate revenue to each element in an arrangement based on relative selling price.  The selling price for a deliverable is based on its vendor specific objective evidence, or VSOE, if available, third party evidence, or TPE, if VSOE is not available, or our best estimate of selling price, or ESP, if neither VSOE nor TPE is available.  The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Many of our service agreements contain grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

We determine VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  The renewal rate is generally equal to the stated rate in the original contract.  We have a history of such renewals, the vast majority of which are at the stated renewal rate on a customer-by customer-basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

We have determined that the selling price of hardware products include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings, which are sold separately and, as a result, we have VSOE for these products.

For almost all of our new service agreements, as well as renewal agreements, billing and payment terms are agreed to up front or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

(1) Integration of the COPsync Network software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

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

b.             Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products.  Through the middle of 2010, we capitalized certain software development costs accordingly.

We determined technological feasibility to be established upon completion of (1) product design, (2) detail program design, (3) consistency between product and program design and (4) review of detail program design to ensure that high risk development issues have been resolved.  Upon the general release of our COPsync Network service offering to customers, development costs for that service were amortized over fifteen years based upon management’s then estimated economic life of the service.

We have not capitalized any of the software development efforts associated with our newest product offerings, such as WARRANTsync, VidTac and COPsync911, in fiscal years 2013 and 2012 because the respective time-period between achieving technological feasibility and product release for these offerings has been very short.  As a result, the incurred development costs have been all recorded as research and development costs.

Results of Continuing Operations for the Years Ended December 31, 2013 and 2012

Revenues.

Total revenues for the years ended December 31, 2013 and 2012 were $4,725,617 and $3,224,958, respectively.  Total revenues are comprised of software license/subscription revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenue totaled $1,780,790 and $1,561,469 for the years ended December 31, 2013 and 2012, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, and increased revenue attributable to contract renewals.  Hardware, installation and other revenue totaled $2,944,827 and $1,663,489 for the years ended December 31, 2013 and 2012, respectively.  The increase in these revenues was due to a significant increase in large, hardware intensive contracts involving both new customers and existing customers electing to replace or update their computer equipment, plus increased sales of our VidTac product offering, which was introduced in the fourth quarter of 2012.  VidTac revenues were approximately $1,195,000 and $144,000 for the years ended December 31, 2013 and 2012, respectively.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  As of December 31, 2013, we had $3,931,013 in deferred revenues, compared to $1,836,648 for 2012.  We do not believe that the increase in deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

We executed approximately 285 new service agreements (or contracts) in 2013, compared to approximately 120 new service agreements in 2012.  We expect to sign more new service agreements in 2014 than we did in 2013, primarily because of our new product offerings, VidTac and COPsync911, as well as an increase in sales staff.

Cost of Revenues and Gross Profit

The following is a summary of the cost of revenues and gross profit performances for the respective revenue types for the twelve month periods ended December 31, 2013 and 2012:

	For the twelve months ended December 31,
	2013		2012
	$	%	$	%
Hardware, installation and other revenues
Revenues	$2,944,827	100%	$1,663,489	100%
Cost of Revenues-hardware & other external costs	2,393,356	81%	1,488,104	89%
Cost of Revenues-internal costs	163,381	6%	114,765	7%
Total Gross Profit	$388,090	13%	$60,620	4%

Software license/subscription revenues
Revenues	$1,780,790	100%	$1,561,469	100%
Cost of Revenues-internal costs	475,638	27%	242,121	16%
Cost of Revenues-OEM distributor fees	0	0%	60,685	4%
Amortization of capitalized software development costs	436,465	25%	436,480	28%
Total Gross Profit	$868,687	49%	$822,183	53%

Total Company
Revenues	$4,725,617	100%	$3,224,958	100%
Cost of Revenues	3,468,840	73%	2,342,155	73%
Total Gross Profit	$1,256,777	27%	$882,803	27%

For the years ended December 31, 2013 and 2012, our total cost of revenues was $3,468,840 and $2,342,155, respectively.  As a result, we realized gross profits of $1,256,777 and $882,803, respectively, for the years ended December 31, 2013 and 2012.

Cost of revenues for hardware, installation and other revenues for the years ended December 31, 2013 and 2012 totaled $2,393,356 and $1,488,104, respectively.  The increase between the periods was due primarily to higher hardware sales in fiscal 2013.  Included in these cost of revenues are internal costs, which totaled $163,381 and $114,765 for the years ended December 31, 2013 and 2012, respectively.  The increase in internal costs between periods was due principally to a reallocation of certain costs from general and administrative expenses.  These reallocated expenses include hosting and support services performed by outside service providers.  The total gross profit from hardware, installation and other revenue totaled $388,090 for the year ended December 31, 2013, compared to a gross profit of $60,620 for the comparable period in 2012.  This improvement in gross profit performance was due in part to increase equipment sales, sales of our new VidTac product offering, and our implementation of price increases on selected hardware items, as well as installation and integration related services.  Although our gross profit increased, we did incur increased installation and support expenses for the VidTac product installations, the allocation of new service agreement discounts based upon applicable VSOE for hardware product sales, and lost gross profit on some hardware returned for credit during 2013.  We believe the increased installation and support-related expenses incurred in 2013 will lessen as we proceed through 2014.

Cost of revenues for software license/subscription revenues for the years ended December 31, 2013 and 2012 were $912,103 and $739,286, respectively.  The increase of approximately $173,000 was due to increased internal costs, partially offset by the elimination of OEM distributor fees.  These internal costs represent costs associated with our customer support team and web-hosting facilities.  The increased costs were driven by increased headcount and the cost of outside service providers needed to address the increased number of customers and services offered to the customers.  The resulting gross profit from software license/subscription revenues for years ended December 31, 2013 and 2012 was $868,687 and $822,183, respectively.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat through 2012.  In 2013, these internal costs increased because we added headcount and increased services to be provided by outside service providers to support the increased number of customers and new products.

Operating Expenses.

Research and Development

Total research and development expenses for years ended December 31, 2013 and 2012, were $2,157,597 and $2,218,156, respectively.  The $60,559 decrease in these expenses between years is due principally to a slight decrease in the development costs for new products.  The 2012 development costs incurred for the VidTac product was significantly higher than the 2013 development costs for COPsync911, which was introduced in the second quarter of that year.  This decrease in cost between product offerings was partially offset by costs associated with continued development and refinement of our VidTac product offering.  We believe our research and development expense will be significantly lower in 2014.

Sales and Marketing

Total sales and marketing expenses for the years ended December 31, 2013 and 2012 were $1,289,892 and $1,545,883, respectively.  The $255,991 decrease in these expenses consists principally of a decrease in salaries and benefits of approximately $171,000, trade show expenses of $49,000, and other miscellaneous expenses of $35,000.  Generally, these decreases were driven by a decrease in headcount in sales and sales support.  Trade show expense decreased as a result of the decreased number of shows we attended.

We expect our sales and marketing expenses will increase in 2014, as we will be increasing our current staffing levels.  As a result, we also anticipate a higher level of travel expense.

 General and Administrative

Total general and administrative expenses for the years ended December 31, 2013 and 2012 were $1,396,909 and $1,270,496, respectively.  The $126,413 increase in expenses was due principally to increased headcount of $42,000, the recording of a bad debts allowance of $30,000 and non-personnel costs of $54,000, the latter of which consisted primarily of $32,000 for share-based compensation, professional fees of $24,000, insurance expense of $15,000, partially offset by a net decrease for other non-specific expenses of $17,000.

We believe our general and administrative expenses for 2014 will remain relatively consistent with expense levels of 2013.

Other Income and Expense.

For the year ended December 31, 2013, other expense totaled $27,235, consisting principally of interest expense of $29,033, partially offset by $1,791 in gains on the disposal of assets. For the year ended December 31, 2012, other expense totaled $30,909, consisting principally of interest expense of $25,398 and $5,535 in losses on the disposal of assets.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of December 31, 2013, we had $414,051 in cash and cash equivalents, compared to $174,444 as of December 31, 2012.  The increase was due primarily to $878,596 net cash provided by financing activities, partially offset by $627,045 in net cash used in operating activities and $11,944 in net cash used in investing activities.  The net cash increase attributable to financing activities represents proceeds of $348,430 from the sale of common stock in 2013, $260,000 from the issuance of convertible notes and $570,621 from the issuance of short-term notes payable, offset by payments on notes payable of $300,455.  Included in the financing activities were two short-term notes totaling $180,000, which were subsequently paid, with the proceeds reinvested in convertible promissory notes.  The proceeds from the sale of common stock consisted of $346,930 in proceeds for shares issued in the year, and a $1,500 deposit for shares of common stock to be issued in 2014.   We had a working capital deficit of $3,739,475 on December 31, 2013, compared to a deficit of $1,951,286 on December 31, 2012.  Included in the working capital deficit on December 31, 2013 are current liabilities of $2,878,264 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the future costs of which we believe will not represent a majority of these current liabilities.

Plan of Operation for the Next Twelve Months

At December 31, 2013, we had cash and cash equivalents of $414,051, a working capital deficit of $3,739,475 and an accumulated deficit of $18,651,112.  We took the following steps in fiscal year 2013, and in the first quarter of 2014, to manage our liquidity, to avoid default on any material third-party obligations and to continue progressing our business towards cash-flow break-even, and ultimately profitability:

1)  We increased the volume of our new orders.  For the twelve month period ended December 31, 2013, we signed service agreements for approximately $5,852,000 in new orders, compared to approximately $2,913,000 in new orders for the comparable period in 2012, an increase of approximately 101%.

2)  We introduced the COPsync911 real-time threat alert service, which we believe is the only service of its kind in the United States, that enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse.  We are primarily offering the COPsync911 service in the State of Texas, but began offering it in other selected regions of the United States in the third quarter of 2013.  For the twelve months ended December 31, 2013, we had booked new orders of approximately $361,000 for the COPsync911 service since its introduction in the second quarter of 2013.  We expect the pace of COPsync911 sales to accelerate as our sales team becomes familiar with the service and the strategies for selling it and as newly engaged resellers begin to sell the service.  We expect COPsync911 bookings from our direct and channel sales efforts to range between $1.2 million and $2.0 million for fiscal year 2014.

3)  Our procurement processes for third party hardware employs “just in time” principles, meaning that we attempt to schedule delivery to the customer of the third party hardware we sell immediately after we receive the hardware.  We also continue our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware.  This change in the processing of third party hardware has helped us significantly in managing our working capital.

4)  Our key vendors continue to accommodate our extended payment terms or practices for our outstanding payables balances, but we are uncertain how long these accommodations will continue.

6)  In the first quarter of 2014, we received a $475,000 loan from the City of Pharr, Texas, and we expect to receive an additional $375,000 loan from that city in April or May of 2014.

7)  During 2013, we raised new capital funds of $608,430 from investors, consisting of $346,930 for 3,469,300 shares of our common stock, $260,000 for convertible promissory notes, and $1,500 for common stock shares to be issued in 2014.  In the first quarter of 2014, we initiated a capital raise of approximate $500,000, of which $30,000 has been raised as of the date of this report.    We are currently in talks with certain revenue-based funding investment groups to raise the balance of this amount.

8)  We are in the process of attempting to secure up to $1.5 million in funding pursuant to an EB-5 visa program, which we hope to close in June 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  We currently have a letter of intent with a financier for the EB-5 project.  The financier has already completed the economic impact analysis for the project, which will be located in Pharr, Texas.  We will use a portion of any proceeds from this EB-5 program to repay the bridge loan funds we received from the City of Pharr, Texas.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of at least 30 employees in the Pharr, Texas area over the ensuing 24 months, who will office in a recently refurbished leased facility owned by the City of Pharr.

9)  We plan to reduce our research and development expenses in 2014 by approximately $700,000 from the amount we spent in 2013.  We also expect to collect cash from renewing customers of approximately $1.9 million in 2014, an estimated $800,000 increase over the approximately $1.1 million cash from renewing customers collected in 2013.  These two factors have the potential of creating a net positive effect of approximately $1.5 million to our operations.  Assuming an equivalency in new orders (sales) in 2014 compared to 2013, and given that we used cash from operations of $627,045 in 2013, this potential $1.5 million benefit positions us to potentially generate cash from operations during 2014.  Moreover, we believe that we have the capability to reduce further operating expenses, should circumstances warrant.

Based upon the above-listed factors, we believe we will have adequate cash resources for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2013, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	After 2018

Long-Term Debt Obligations	$1,133,897	$432,405	$679,850	$21,642	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	$161,156	$101,141	$60,015	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities	$-	$-	$-	$-	$-
Total Contractual Obligations	$1,295,053	$533,546	$739,865	$21,642	$-

Recently Issued Accounting Standards

For information regarding the impact of recently issued accounting standards, see Note 2 to our financial statements included in this report.

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial (and principal accounting) officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013.  Based upon that evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, and their respective ages as of March 30, 2013, are as follows:

Name	Age	Position
Russell D. Chaney	52	Chairman of the Board
Ronald A. Woessner	56	Chief Executive Officer and Director
J. Shane Rapp	38	President, Corporate Secretary, Treasurer and Director
Joel Hochberg	79	Director
Joe Alosa	74	Director
Robert Harris	79	Director

The business experience of our directors is as follows:

Russell D. Chaney serves as Chairman of the Board and leads our business development and strategic alliance activities.  Mr. Chaney has served as our Chairman of the Board since April 2008 and previously served as our Chief Executive Officer from April 2008 through October 1, 2010.  Mr. Chaney also served as our Chief Financial Officer for most of that time period.  Prior to joining us, Mr. Chaney served as co-founder and Chief Executive Officer of PostInk Technology, LP, our predecessor, from March 2003 until April 2008.  Prior to founding PostInk Technology, Mr. Chaney worked with eBay, Inc. from March 2003 until March 2004, serving the eBay Motors and CARad.com division, as well as Dean of Education for the eBay Motors University.  Before joining eBay, Mr. Chaney served as co-founder and Chief Executive Officer of CARad.com until its acquisition by eBay in March 2003.  Mr. Chaney completed his law enforcement training with San Antonio College in 1989 and immediately began serving as a Deputy Constable in Comal County, Texas, where he continues to serve currently.  Mr. Chaney received an Associate's Degree - Criminal Justice from Southwest Texas State University.  We believe that Mr. Chaney’s qualifications to serve on our board of directors include his past positions with us as our Chief Executive Officer and Chief Financial Officer, his status as a co-founder of our business and his extensive experience in law enforcement.

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

Robert Harris was appointed as a member of our board of directors in November 2012.  Mr. Harris has been the chief executive officer of Mainland Bank, in the Houston, Texas area, for six years.  He is also a principal at the investment fund of 824 Highway 3 Investments, L.P.   We believe that Mr. Harris’ qualifications to serve on our board of directors include his knowledge of economic trends influencing industries he services, and his management skills, primarily involving financial operations.

Our non-director executive officer, and his age and position, as of March 30, 2012, is as follows:

Name	Age	Position
Barry W. Wilson	65	Chief Financial Officer

Barry W. Wilson became our Chief Financial Officer on November 15, 2010.  Mr. Wilson has worked for over seventeen years in a variety of accounting and financial capacities at publicly-held, start-up and emerging, technology companies.  He served from May 2001 to August 2009 in various capacities for Zix Corporation, most recently as chief financial officer and treasurer from November 2006 to October 2008 as well as vice president of accounting and finance from November 2008 to August 2009.  Mr. Wilson is a licensed certified public accountant with a degree in accounting from Point Park University, Pittsburgh, PA.

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

To date, our board of directors has not established a nominating committee, a compensation committee or an audit committee, and the entire board of directors acts as our audit committee.  Our board of directors has determined that no member of the board of directors meets the criteria of an “audit committee financial expert,” as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934.  The Company believes that the cumulative business and financial knowledge of its current Board members is sufficient, in light of the lack of complexity of the Company’s accounting matters, to adequately provide oversight of the Company’s financial affairs.

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since the date of our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Both the Company’s chief executive officer and chief financial officer were former senior executives of a NASDAQ publicly-traded company and were bound by a code of ethics at that company. They are very familiar with the ethical and legal requirements pertaining to persons in their positions. Any code of ethics adopted by the Company would be substantially similar to that code of ethics and, hence, the lack of a “formal” code of ethics at the Company is a mere formality and not a matter of substance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership of our common stock and other equity securities with the SEC on a timely basis.  Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, we believe all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed on a timely basis all such required reports during and with respect to our 2013 fiscal year except as follows.  Both Messrs. Alosa and Hochberg, outside directors, did not timely file their respective Forms 4 relating to the acquisition of their annual stock option grants from us. Mr. Woessner did not file a Form 4 in 2013 with respect to his acquisition of beneficial ownership of 2,220,000 shares of the Company’s common stock in connection with loans of $220,000 by him and his spouse to the Company evidenced by convertible promissory notes

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2013 and 2012 paid to our chief executive officer and our two other most highly compensated executive officers as of December 31, 2012.  In this report, we refer to these individuals as our named executive officers.

Summary Compensation Table

Name and		Salary	Total
Principal Position	Year	($)	($)
Ronald A. Woessner	2013	$180,000	180,000
Chief Executive Officer	2012	180,000	180,000
Barry W. Wilson	2013	144,000	144,000
Chief Financial Officer	2012	144,000	144,000
Russell D. Chaney	2013	120,000	120,000
Chairman of the Board	2012	120,000	120,000

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth the equity awards outstanding at December 31, 2013 for each of the named executive officers.

	Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald A. Woessner (1)	2,000,000	---	$0.09	7/27/2020	---	---
Barry W. Wilson (2)	1,250,000	---	$0.08	9/1/2020	---	---
Russell D. Chaney (3)	120,000	30,000	$0.09	12/16/2019	---	---

(1)
Mr. Woessner received options to purchase 2,000,000 shares of our common stock, vesting in 12 equal quarterly installments, beginning on November 27, 2010, and 2,000,000 shares of restricted common stock, vesting in 12 equal quarterly installments, beginning on December 1, 2010.  These options and restricted stock shares are fully vested.

(2)	Mr. Wilson received options to purchase 1,250,000 shares of our common stock, vesting in 12 equal quarterly installments, beginning on December 1, 2010. These options are fully vested.
(3)	Mr. Chaney’s spouse, an employee, received options to purchase 150,000 shares of our common stock, vesting in sixty equal monthly installments, beginning January 16, 2010.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees.  Our employees are eligible to participate in the plan upon their initial employment.  We made no matching contributions to participants in 2013 or 2012.  Expenses relating to the 401(k) plan were approximately $1,258 for the fiscal year ended December 31, 2013 and $580 for the fiscal year ended December 31, 2012.  We have no other plans that provide for the payment of retirement benefits or benefits that will be paid primarily after retirement.

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

Under a stock restriction agreement entered into as of August 27, 2010, we issued to Mr. Woessner 2,000,000 restricted shares of our common stock, which shares were conveyed to us by Mr. Chaney for the purpose of making the grant to Mr. Woessner.  In the stock restriction agreement, we make certain arrangements relating to the transfer and disposition of the restricted stock.  The restricted stock vested ratably in twelve quarterly installments, beginning December 1, 2010.  All of the shares of restricted stock were fully vested at December 31, 2013.

Under a stock option agreement dated August 27, 2010, we granted Mr. Woessner options to purchase 2,000,000 shares of our common stock, with an exercise price of $0.09 per share, under our 2009 Long-Term Incentive Plan.  These options vested quarterly during a three-year period and at a ratable amount, beginning on November 27, 2010.  These options were fully vested at December 31, 2013.

Under a stock option agreement dated September 1, 2010, we granted Mr. Wilson options to purchase 1,250,000 shares of our common stock, with an exercise price of $0.08 per share, under our 2009 Long-Term Incentive Plan.  These options vested quarterly during a three-year period and at a ratable amount, beginning on December 1, 2010.  These options were fully vested at December 31, 2013.

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

Summary Director Compensation Table

			Stock	Option
		Fees	Awards	Awards	Total
Director's Name	Year	($)	($)	($)	($)
Joel Hochberg (1)	2012	-	-	$1,750	$1,750
	2013	-	-	$2,250	$2,250
Joe Aloso (2)	2012	-	-	$1,750	$1,750
	2013	-	-	$2,250	$2,250
Robert Harris (3)	2012	-	-	$3,500	$3,500
Totals		-	-	$11,500	$11,500

(1)	Mr. Hochberg received options to purchase 25,000 shares of common stock at an exercise price of $0.10 per share on January 2, 2012, and on January 2, 2013, respectively.
(2)	Mr. Alosa received options to purchase 25,000 shares of common stock at an exercise price of $0.10 per share on January 2, 2012 and January 2, 2013, respectively.
(3)	Mr. Harris received options to purchase 50,000 shares of common stock at an exercise price of $0.10 per share on November 9, 2012.

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

Plan Category	(Column A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(Column B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(Column C) Number of Securities Remaining Available for Issuance Under Equity Compensation Plan (excluding securities reflected in (Column A)

Equity Compensation Plans approved by security holders:
2009 Long-Term Incentive Plan	8,375,000	$0.09	1,625,000

Equity Compensation Plans not approved by security holders:	N/A	N/A	- -

TOTAL	8,375,000	$0.09	1,625,000

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 13, 2013, concerning beneficial ownership of our capital stock held by (1) each person or entity known by us to beneficially own more than 5% of any class of our voting securities, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Percentages are calculated based on 177,760,478 shares of our common stock, 100,000 shares of our Series A preferred stock and 375,000 shares of our Series B preferred stock outstanding as of March 13, 2013.  The address for our officers and directors is our corporate office located at 2010 FM 2673, Canyon Lake, Texas 78133.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Voting Power (10)
Russell D. Chaney	45,994,475	(1)	25.8%	100,000	100.0%	--	--	45.1%

J. Shane Rapp	15,993,259	(2)	9.0%	100,000	100.0%	--	--	33.9%

Ronald A. Woessner	7,945,977	(3)	4.4%	--	--	--	--	1.4%

Barry W. Wilson	1,250,000	(4)	*	--	--	--	--	--

Joel Hochberg	5,772,915	(5)	3.1%	--	--	118,750	31.7%	1.8%

Joe Alosa	2,599,998	(6)	1.5%	--	--			*

Robert Harris	9,020,834	(7)	5.0%	--	--			2.8%

Byron Cook	3,000,000	(8)	1.7%	--	--	75,000	20.0%	1.1%
2200 Arcady Lane, Corsicana, TX 75110
Global Vision Hldg.	2,000,000	(8)	1.1%	--	--	50,000	13.3%	*
c/o Hochberg Holdings 317 Ocean Blvd., Golden Beach, FL 33160
Griggs Family L.T.	1,250,000	(8)	*	--	--	31,250	8.3%	*
8200 Rio Bend Ct., North Richland Hills, TX 76182
SDS Holding LP	1,000,000	(8)	*	--	--	25,000	6.7%	*
c/o Hochberg Holdings 317 Ocean Blvd., Golden Beach, FL 33160
Bill Journey	1,000,000	(8)	*	--	--	25,000	6.7%	*
1700 Honey Brook, Prosper, TX 75078
RSIV, LLC	1,070,990	(9)	*	100,000	100.0%	--	--	28.4%
42320 FM 3159 Canyon Lake, TX 78133
Veronica W, LLC	5,772,915	(8)	3.1%	--	--	118,750	31.7%	1.8%
c/o Hochberg Holdings 317 Ocean Blvd., Golden Beach, FL 33160
All directors and executive officers, as a group (7 persons)	87,506,468		44.4%	100,000	100.0%	118,750	31.7%	57.5%

*           Represents less than 1% of class.

(1)
Includes 37,572,677 shares held by Mr. Chaney directly, 7,218,308 shares held jointly with his spouse, 132,500 shares purchasable by Mr. Chaney’s spouse within 60 days under an option agreement, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(2)
Includes 14,922,269 shares held by Mr. Rapp directly, 970,990 shares held by RSIV, LLC, which is controlled by Mr. Chaney and Mr. Rapp, and 100,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(3)
Includes 3,700,000 shares held by Mr. Woessner directly, 2,000,000 of which are shares of restricted common stock, vesting in 12 equal quarterly installments beginning on December 1, 2010, 2,000,000 shares purchasable by Mr. Woessner within 60 days under an option agreement, 1,645,977 shares issuable upon conversion of two convertible promissory notes held by Mr. Woessner and 600,000 shares issuable upon conversion of a convertible promissory note held by Mr. Woessner’s spouse.

(4)	Includes 1,250,000 shares purchasable by Mr. Wilson within 60 days under an option agreement.
(5)
Includes 4,750,000 shares issuable upon conversion of 118,750 shares of our Series B preferred stock held by Veronica W, LLC, which is controlled by Mr. Hochberg, 950,000 shares issuable upon exercise of a warrant held by Veronica, and 72,915 shares purchasable by Mr. Hochberg within 60 days under an option agreement.

(6)	Includes 2,000,000 shares held by Mr. Alosa directly, 500,000 shares held jointly with his spouse, and 99,998 shares purchasable by Mr. Alosa within 60 days under an option agreement.
(7)
Includes 7,500,000 shares and 1,500,000 shares issuable upon exercise of warrants, both of which are held by the investment fund of 824 Highway 3 Investments, L.P., of which Mr. Harris is a principal, and 20,834 shares purchasable by Mr. Harris within 60 days under an option agreement.  Mr. Harris disclaims beneficial ownership of these shares and warrants.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Capital Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, we determined that Joel Hochberg, Joe Alosa and Robert Harris are “independent directors” as defined under the rules of The NASDAQ Capital Market.

We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arms’ length transactions with independent third parties and must be approved by disinterested members of our board of directors.

On September 14, 2012, 824 Highway 3 Investments, L.P., for which Robert Harris, who became a member of our board of directors on November 9, 2012, is a principal, purchased 2,500,000 shares of our common stock, and four year warrants to acquire an additional 500,000 shares of our common stock, for $250,000 in cash.  On November 14, 2012, 824 Highway 3 Investments, L.P. purchased an additional 5,000,000 shares of our common stock, and four year warrants to acquire an additional 1,000,000 shares of our common stock, for $500,000 in cash.  The exercise price for the warrant to purchase 1,000,000 warrant shares is $.20 per share, and the exercise price for the warrant to purchase 500,000 shares is $.10 per share.

In December 2012, Ronald A. Woessner, our chief executive officer, loaned us $120,000, which was evidenced by a demand promissory note bearing interest at the annual rate of 3%.  In February 2013, we issued a convertible promissory note in the original principal amount of $120,534, the amount of the principal and accrued interest of the demand note, which replaced the demand note. The convertible note bears 3% interest per annum and is due on March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In November 2013, the Company executed two short-term notes payable in the aggregate of $313,477 with an equipment financing company that is owned by Mr. Alosa, one of our outside directors.  The purpose of the two notes was to finance the purchase of certain third-party equipment to be sold to contracted customers.  Both notes mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and collateralized by the third-party equipment being procured.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged PMB Helin Donovan LLP, Certified Public Accountants, as our independent registered public accounting firm, and requested that they perform an audit of our financial statements beginning with the year ended December 31, 2011.

Audit Fees

Fees for respective audit services total approximately $36,000 for the year ended December 31, 2013, and $36,400 paid for the year ended December 31, 2012.  There were other fees paid to our principal accountants for reviews of our quarterly reports on Form 10-Q totaling $21,840 and $18,720 for the years ended December 31, 2013 and 2012, respectively.  There were other fees paid to our principal accountants for tax-related fees totaling $1,460 and $3,505 for the years ended December 31, 2013 and 2012, respectively.

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

COPSYNC, INC.

Date: March 31, 2014	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONALD A. WOESSNER	Chief Executive Officer and Director	March 31, 2014
Ronald A. Woessner	(Principal Executive Officer)

/s/ BARRY W. WILSON	Chief Financial Officer	March 31, 2014
Barry W. Wilson	(Principal Financial Officer)

/s/ RUSSELL CHANEY	Chairman and Director	March 31, 2014
Russell Chaney

/s/ SHANE RAPP	President and Director	March 31, 2014
Shane Rapp

	Director	March 31, 2014
Joel Hochberg

/s/ JOSEPH R. ALOSA	Director	March 31, 2014
Joseph R. Alosa

	Director	March 31, 2014
Robert Harris

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).

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

We have audited the accompanying balance sheets of COPsync, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COPsync, Inc. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP March 31, 2014 Dallas, Texas

COPSYNC, INC.
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$414,051	$174,444
Accounts receivable, net	101,807	110,069
Inventories	357,933	337,420
Prepaid expenses and other current assets	116,573	48,836

Total Current Assets	990,364	670,769

PROPERTY AND EQUIPMENT

Computer hardware	68,847	64,796
Computer software	36,936	20,713
Fleet vehicles	134,987	168,663
Furniture and fixtures	7,872	7,872

Total Property and Equipment	248,642	262,044
Less: Accumulated Depreciation	(113,489)	(102,702)

Net Property and Equipment	135,153	159,342

OTHER ASSETS

Software development costs, net	436,471	872,936

Total Other Assets	436,471	872,936

TOTAL ASSETS	$1,561,988	$1,703,047

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2013	2012

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,419,170	$1,227,839
Deferred revenues	2,878,264	1,213,911
Convertible notes payable, current portion	20,000	-
Notes payable, current portion	412,405	180,305

Total Current Liabilities	4,729,839	2,622,055

LONG-TERM LIABILITIES

Deferred revenues	1,052,749	622,737
Convertible notes payable	594,163	372,731
Notes payable, non-current portion	107,329	69,263

Total Long-Term Liabilities	1,754,241	1,064,731

Total Liabilities	6,484,080	3,686,786

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 175,014,501 and 171,284,201 issued and outstanding, respectively	17,501	17,129
Common stock to be issued, 15,000 and 70,000 shares, respectively	1,500	7,000
Additional paid-in-capital	13,709,972	12,803,341
Accumulated deficit	(18,651,112)	(14,811,256)

Total Stockholders' Deficit	(4,922,092)	(1,983,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,561,988	$1,703,047

The accompanying notes are an integral part of these financial statements.

 COPSYNC, INC.
Statements of Operations

	For the Twelve Months Ended
	2013	2012

REVENUES

Hardware, installation and other revenue	$2,944,827	$1,663,489
Software license/subscription revenue	1,780,790	1,561,469

Total Revenues	4,725,617	3,224,958

COST OF REVENUES

Hardware and other costs	2,556,737	1,602,869
Software license/subscriptions	912,103	739,286

Total Cost of Revenues	3,468,840	2,342,155

GROSS PROFIT	1,256,777	882,803

OPERATING EXPENSES

Research and development	2,157,597	2,218,156
Sales and marketing	1,289,892	1,545,883
General and administrative	1,396,909	1,270,496

Total Operating Expenses	4,844,398	5,034,535

LOSS FROM OPERATIONS	(3,587,621)	(4,151,732)

OTHER INCOME (EXPENSE)

Interest income	7	24
Interest expense	(29,033)	(25,398)
Gain/(Loss) on asset disposals	1,791	(5,535)

Total Other Income (Expense)	(27,235)	(30,909)

NET LOSS BEFORE INCOME TAXES	(3,614,856)	(4,182,641)

INCOME TAXES	-	-

NET LOSS	$(3,614,856)	$(4,182,641)

Series B preferred stock dividend	(105,000)	(105,288)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	(18,796)
Cost of Series B warrants extension	(120,000)	-

NET LOSS ATTRIBUTABLE TO COMMONSHAREHOLDERS	$(3,839,856)	$(4,306,725)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	173,799,481	157,157,002

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit)
For the year ended December 31, 2013 and 2012

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock To Be	Common Stock Warrants To Be	Treasury	Additional Paid-in	Accumulated	Total Shareholder Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2012	100,000	$10	375,000	$37	148,251,688	$14,826	$284,315	$131,961	$-	$9,886,601	$(10,504,531)	$(186,781)

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-		174,365	-	$174,365

Issuance of common stock subscribed by two private investors at $0.10 per share					600,000	60	(60,000)	-		59,940		-

Issuance of common stock subscribed by two resellers at $0.10 per share					1784,061	178	(179,315)			179,137		-

Common stock issued for cash/prior year at $0.10 per share	-	-	-	-	150,000	15	-	-		14,985	-	$15,000

Common stock shares issued to two reseller for cash payments at $0.10 per share	-	-	-	-	606,848	61	-	-		60,624	-	$60,685

Lapsed - common stock to be issued per an agreement with an advisory firm at $0.60 per share	-	-	-	-	-	-	(45,000)	-		45,000	-	$-

Lapsed - common stock warrant to be issued	-	-	-	-	-	-	-	(131,961)		131,961	-	$-

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-		79,000	-	$79,000

Common stock issued for services rendered at $0.10 per share	-	-	-	-	27,155	3	-	-		3,186	-	$3,189

Amortization of restricted stock grant	-	-	-	-	-	-	-	-		60,000	-	$60,000

Common stock issued for cash at $0.10 per share	-	-	-	-	17,450,000	1,745	-	-		1,743,255	-	$1,745,000

Common stock to be issued for cash at $0.10 per share	-	-	-	-	-	-	7,000	-		-	-	$7,000

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share					2,414,449	241				241,203		$241,444

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-		105,288	(105,288)	$-

Accretion of Beneficial Conversion Feature on Preferred Shares dividends issued in kind										18,796	(18,796)	$-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(4,182,641)	$(4,182,641)

Balance, December 31, 2012	100,000	$10	375,000	$37	171,284,201	$17,129	$7,000	$-	$-	$12,803,341	$(14,811,256)	$(1,983,739)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit) (Continued)
For the year ended December 31, 2013 and 2012

	Preferred Stock A		Preferred Stock B		Common Stock		Common Stock To Be	Common Stock Warrants To Be	Treasury	Additional Paid-in	Accumulated	Total Shareholder Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2013	100,000	$10	375,000	$37	171,284,201	$17,129	$7,000	$-	$-	$12,803,341	$(14,811,256)	$(1,983,739)

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-		184,973	-	$184,973

Common stock issued for previous deposits at $0.10 per share					70,000	7	(7,000)			6,993		$-

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-		79,000	-	$79,000

Amortization of restricted stock grant	-	-	-	-	-	-	-	-		45,000	-	$45,000

Common stock issued for cash at $0.10 per share	-	-	-	-	3,469,300	347	-	-		346,583	-	$346,930

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share					191,000	18				19,082		$19,100

Common stock to be issued for cash at $0.10 per share							1,500					$1,500

Cost of Series B warrant extension										120,000	(120,000)	$-

Series B Preferred stock - cumulative dividends	-	-	-	-	-	-	-	-		105,000	(105,000)	$-

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(3,614,856)	$(3,614,856)

Balance, December 31, 2013	100,000	$10	375,000	$37	175,014,501	$17,501	$1,500	$-	$-	$13,709,972	$(18,651,112)	$(4,922,092)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,614,856)	$(4,182,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	472,400	472,612
Employee and non-employee stock compensation	184,973	174,365
Common stock issued for services rendered	-	3,189
Amortization of restricted stock grants	45,000	60,000
Capital contributed/co-founders' forfeiture of contractual compensation	79,000	79,000
Stock issued for cash received in prior year	-	15,000
Bad debt Expense	30,000	11,426
Gain on asset disposals	(1,791)	5,535
Change in operating assets and liabilities:
Accounts receivable	(21,738)	(28,358)
Inventories	(20,513)	(323,638)
Prepaid expenses and other current assets	(67,737)	38,074
Deferred revenues	2,094,365	249,200
Accounts payable and accrued expenses	193,852	726,787

Net Cash Used in Operating Activities	$(627,045)	$(2,699,449)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	107,800	-
Purchases of property and equipment	(119,744)	(31,700)

Net Cash Used by Investing Activities	$(11,944)	$(31,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	570,621	120,000
Payments on notes payable	(300,455)	(101,409)
Proceeds received on convertible notes	260,000	-
Proceeds from stock deposit for common stock to be issued	1,500	7,000
Proceeds from issuance of common stock for cash	346,930	1,805,685

Net Cash Provided by Financing Activities	$878,596	$1,831,276

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	239,607	(899,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	174,444	1,074,317

CASH AND CASH EQUIVALENTS, END OF YEAR	$414,051	$174,444

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$17,860	$33,083
Cash paid for income tax	$7,449	$7,339

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Purchased a fleet vehicle involving a trade-in and collaterial swap on existing notes payable	$-	$86,315
Conversion of convertible notes, plus accrued interest into 191,000 and 2,414,449 shares of common stock, respectively	$19,100	$241,444
Cost of Series B warrants extension	$120,000	$-
Issuance of common stock for prior year stock subscriptions	$7,000	$239,315
Financing of insurance policy	$34,069	$26,485
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$-	$18,796
Series B Preferred stock dividends	$105,000	$105,288

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

WARRANTsync is designed to be a statewide misdemeanor warrant clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay the outstanding warrant fees and costs using a credit card or debit card.  Following payment, the offender is given a receipt and the transaction is complete.  This product represents a very small portion of our revenues and could be viewed as an enhancement feature to our core COPsync service.

VidTac is a software-driven video system for law enforcement. Traditional in-vehicle video systems are “hardware centric” DVR-based systems. The video capture, compression and encryption of the video stream is performed by the DVR.  The estimated price of these high-end, digital DVR-based systems range from $5,100 to $11,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

The VidTac system is price advantageous vis-a-vis other high-end video systems. The Company is offering it for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that already have in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  The Company believes that the VidTac system will accelerate the Company’s revenue growth and help it achieve profitability.

The Company also offers the COPsync911 threat alert, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, governmental office buildings, energy infrastructure and other facilities with a high level of concern about security. When used in schools, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon located on every computer within the facility. The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  The Company expects its COPsync911 service to reduce emergency law enforcement response times by five to seven minutes.

At December 31, 2013, the Company had cash and cash equivalents of $414,051, a working capital deficit of $3,739,475 and an accumulated deficit of $18,651,112.  The Company took the following steps in fiscal year 2013, and in the first quarter of 2014, to manage its liquidity, to avoid default on any third-party obligations and to continue growing its business towards cash-flow break-even, and ultimately profitability:

1)  The Company increased the volume of its new orders.  For the twelve month period ended December 31, 2013, the Company signed service agreements for approximately $5,852,000 in new orders, compared to approximately $2,913,000 in new orders for the comparable period in 2012, an increase of approximately 101%.

COPSYNC, INC.
Notes to Financial Statements

2)  The Company introduced the COPsync911 real-time threat alert service, which the Company believes is the only service of its kind in the United States, that enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse.  The Company is primarily offering the COPsync911 service in the State of Texas, but began offering it in other selected regions of the United States in the third quarter of 2013.  For the twelve months ended December 31, 2013, the Company had booked new orders of approximately $361,000 for the COPsync911 service since its introduction in the second quarter of 2013.  The Company expects the pace of COPsync911 sales to accelerate as its sales team becomes familiar with the service and the strategies for selling it and as newly engaged resellers begin to sell the service.  The Company expects COPsync911 bookings from its direct and channel sales efforts to range between $1.2 million and $2.0 million for fiscal year 2014.

3)  The Company’s procurement processes for third party hardware employs “just in time” principles, meaning that the Company attempts to schedule delivery to the customer of the third party hardware it sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time it orders the hardware.  This change in the processing of third party hardware has helped the Company significantly in managing its working capital.

 4)  The Company’s key vendors continue to accommodate its extended payment terms or practices for its outstanding payables balances, but the Company is uncertain how long these accommodations will continue.

6)  In the first quarter of 2014, the Company received a $475,000 loan from the City of Pharr, Texas, and it expects to receive an additional $375,000 loan from the city in April or May of 2014.

7)  During 2013, we raised new capital funds of $608,430 from investors, consisting of $346,930 for 3,469,300 shares of our common stock, $260,000 for convertible promissory notes, and $1,500 for common stock shares to be issued in 2014.  In the first quarter of 2014, we initiated a capital raise of approximate $500,000, of which $30,000 has been raised as of the date of this report.  We are currently in talks with certain revenue-based funding investment groups to raise the balance of this amount.

8)  The Company is in the process of trying to secure up to $1.5 million in funding pursuant to an EB-5 visa program, which the Company hopes to close in June 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  The Company currently has a letter of intent with a financier for the EB-5 project.  The financier has already completed the economic impact analysis for the project, which will be located in Pharr, Texas.  The Company will use a portion of any proceeds from this EB-5 program to repay the bridge loan funds it received from the City of Pharr, Texas.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of at least 30 employees in the Pharr, Texas area over the ensuing 24 months, who will office in a recently refurbished leased facility owned by the City of Pharr.

9)  The Company plans to reduce its research and development expenses in 2014 by approximately $700,000 from the amount it spent in 2013.  The Company also expects to collect cash from renewing customers of approximately $1.9 million in 2014, an estimated $800,000 increase over the approximately $1.1 million cash from renewing customers collected in 2013.  These two factors have the potential of creating a net positive effect of approximately $1.5 million to the Company’s operations.  Assuming an equivalency in new orders (sales) in 2014 compared to 2013, and given that the Company used cash from operations of $627,045 in 2013, this potential $1.5 million benefit positions the Company to potentially generate cash from operations during 2014.  Moreover, the Company believes that it has the capability to reduce further operating expenses, should circumstances warrant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and recently added offerings. The Company has had recurring losses and expects to report losses for fiscal 2014. The Company believes that cash flow from operations, together with the potential sources of debt, equity and revenue-based financing outlined above will be sufficient to fund the Company’s anticipated operations for fiscal 2014.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.             Basis of Presentation

The accompanying financial statements include the accounts of the Company, and are prepared on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

COPSYNC, INC.
Notes to Financial Statements

b.             Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s net loss.

c.             Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2013	2012
Cash in bank	$414,001	$172,443
Money market funds	50	2,001
Cash and cash equivalents	$414,051	$174,444

d.             Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2013, the Company had approximately $215,000 at two financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  At December 31, 2013 and 2012, the Company has recorded an allowance for doubtful accounts of $30,000 and $0, respectively.

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

f.            Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.  No such adjustments have been made in years 2013 or 2012.

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

COPSYNC, INC.
Notes to Financial Statements

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware/software	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Depreciation expense on property and equipment was $35,935 and $36,132 for the years ended December 31, 2013 and 2012, respectively.

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

The Company has not capitalized any of the software development efforts associated with its new product offerings, WARRANTsync, VidTac and COPsync911, because the time period between achieving technological feasibility and product release for both of these product offerings was very short.  As a result, the incurred costs have been recorded as research and development costs in years 2013 and 2012.

j.              Research and Development

Research and development costs are charged to expense as incurred.

k.             Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value due to their relatively short maturities. The carrying amounts of notes payable approximate fair value based on market interest rates currently available to the Company.

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

At December 31, 2013 and 2012, the Company had no such assets or liabilities that were reported at fair value.

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

The sales of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in the Company’s Statement of Operations.  The sale of the VidTac product offering is considered a hardware sale and is reported in this revenue classification.

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

The sale of the WARRANTsync and COPsync911 product offerings are reported in “software license/subscriptions revenues.”  The products’ revenue stream consists of two elements:  (1) an integration element, which is recognized upon integration and customer acceptance; and (2) a subscription element, which is recognized ratably over the service period upon customer acceptance.   WARRANTsync represents a very small portion of our revenues and could be viewed as an enhancement feature to our COPsync Network.

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

(3) Software integration services for enhanced service offerings – upon the completion of the integration efforts and verification that the enhanced service offering is available for use by the agency.

COPSYNC, INC.
Notes to Financial Statements

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered pursuant to the executed service agreement. Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses.  Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”  In 2013, the Company adopted a policy of requesting new customers purchasing a significant amount of equipment to prepay for the equipment at the time the equipment was ordered from the Company’s suppliers.  These prepayments are recorded on the Company’s Balance Sheet as Current Deferred Revenues.

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and the past transaction history with the customer.  If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

As indicated above, some customer orders contain multiple elements.  The Company allocates revenue to each element in an arrangement based on relative selling price.  The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence ("TPE"), if VSOE is not available, or the Company’s best estimate of selling price ("ESP"), if neither VSOE nor TPE is available.  The maximum revenue the Company recognizes on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.  Many of the Company’s service agreements contain grants (or discounts) provided to the contracting agency.  These grants or discounts have been allocated across all of the different elements based upon the respective, relative selling price.

The Company determines VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  The renewal rate is generally equal to the stated rate in the original contract.  The Company has a history of such renewals, the vast majority of which are at the stated renewal rate on a customer-by customer-basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

The Company has determined that the selling price of hardware products include the related services for hardware installation and agency and officer set-up and training, as well as integration services for enhanced service offerings, which are sold separately and, as a result, it has VSOE for these products.

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

m.             Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The temporary differences result in deferred tax assets and liabilities, which are recorded on the Company’s Balance Sheets.  The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.  Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the Company’s Statements of Operations.  The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

COPSYNC, INC.
Notes to Financial Statements

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).  The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2013 and 2012.

n.             Share Based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method.  The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company has historically issued stock options and vested and non-vested stock grants to employees and, beginning in 2012, to outside directors, whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

o.             Newly Adopted Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

p.             Preferred Stock Issuances with Beneficial Conversion Features

The Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company calculates an effective conversion price and uses that price to measure the intrinsic value of the embedded conversion option.

NOTE 3 -       INVENTORY

Inventory consisted of the following at December 31, 2013 and 2012, respectively:

	December 31,
Category	2013	2012

Raw materials	$-	$168,511
Work-in-process	-	-
Finished goods	357,933	168,909

Total Inventory	$357,933	$337,420

The Company’s total inventory values did not change significantly between years 2013 and 2012; however the mix of inventory between raw materials and finished goods did change dramatically.

There was no raw materials inventory to be reported at December 31, 2013.  The raw materials inventory reported at December 31, 2012, relating solely to the Company’s VidTac product, was eliminated in 2013 as the Company took delivery of the balance of finished goods procured by the Company’s first demand purchase order for 500 units, which was placed with the Company’s contract manufacturer in mid-year 2012.  The Company had previously selected and entered into a manufacturing agreement with a contract manufacturer to build its new VidTac unit, at a contracted price and to the Company’s specifications.

The increase in finished goods inventory at December 31, 2013 related to the sharp increase in 2013 customer bookings for new hardware associated with its COPsync service.  The term hardware includes primarily computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables.  Further, the nature of these increased bookings related to new and existing customers, the latter of which, had elected to replace their existing hardware.  The timing of the receipt of these new orders, the associated procurement cycle and installation timetables all culminated in the Company possessing the large amount of inventory at December 31, 2013.  These various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package arrangement, or on an individual basis, normally at the same pricing structure. but not because of the VidTac-related inventory.  Finished goods inventory for VidTac had been depleted at December 31, 2013, because of sales of the new product and the effective, non-placement of a second demand purchase order in 2013.

COPSYNC, INC.
Notes to Financial Statements

With regards to the VidTac product, the manufacturing agreement entered into in 2012 calls for the Company to periodically place a demand purchase order for a fixed number of finished units to be manufactured and delivered as finished goods.  The Company’s initial demand purchase order was for 500 finished units and, as of December 31, 2012, the Company had taken delivery of approximately 236 finished units.

At December 31, 2012, the Company reported raw materials inventory of $168,511 which represented certain completed, top-level component assemblies not yet incorporated into finished VidTac units.  This reporting occurred because the Company agreed for the contract manufacturer to invoice the Company for the top-level component assemblies since the Company pushed the new product’s release date out beyond its original September 2012 date to mid-November 2012.  The contract manufacturer had used the original delivery dates contained in the Company’s demand purchase order to procure components.  At the time these sub-assemblies were incorporated into finished units, the Company was credited by the contract manufacturer at the sub-assembly prices.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable in nature; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contact manufacturer; and (2) should the Company elect to cancel a purchase order in total or in part, it would be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

For fiscal 2013, the Company placed a second demand purchase order valued at $1,400,000 with the contract manufacturer for finished units to be delivered ratably throughout the year.  The payment terms associated with this purchase order were net 45 days from invoice date; however, the contracted manufacturer agreed to assist the Company by allowing extended payment terms on outstanding or unpaid invoices associated with the first demand purchaser order, but modified the Company’s payment terms on the second demand purchase order to a prepayment arrangement or “pay as you go” basis, requiring approximately 50% in prepayments.

 NOTE 4 -      SOFTWARE DEVELOPMENT COSTS

Software development costs as of December 31, 2013 and 2012, respectively, were as follows:

	December 31,
	2013	2012
Capitalized software development costs	$2,724,082	$2,724,082
Accumulated amortization	(1,410,803)	(974,338)
Sub-total	1,313,279	$1,749,744
Cumulative Impairment charge	(876,808)	(876,808)
Total	$436,471	$872,936

Future amortization expense is as follows:

Year Ended December 31,	Expense
2014	$436,471

Amortization expense related to these costs was $436,465 and $436,480 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 -       INCOME TAXES

As of December 31, 2013, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $12,860,000.  The net operating loss carry-forwards expire between 2029 and 2032.

Deferred tax assets and liabilities at December 31, consist of the following:

	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$4,372,400	$3,206,200
	-	-

Total deferred tax assets	4,372,400	3,206,200

Valuation allowance	(4,372,400)	(3,206,200)

Net deferred tax assets	$-	$-

COPSYNC, INC.
Notes to Financial Statements

Income tax benefit differs from the expected statutory rate as follows:

	2013	2012
Expected federal income tax benefit	$(1,529,500)	$(1,212,400)
Stock expense	15,300	21,200
Stock option and warrant expense	123,100	59,300
Other	224,900	26,900
Change in valuation allowance	1,166,200	1,105,000
Income tax benefit	$–	$–

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

NOTE 6 -       NOTES PAYABLE

Notes payable as of December 31, 2013 and 2012 consisted of the following:

	Collateral	Interest	Monthly		December 31,
Type	(If any)	Rate	Payments	Maturity	2013	2012

Bank	Autos	6.75%	$308	Sep. 2013	-	1,047
Bank	Autos	7.00%	$799	Nov. 2014	-	17,140
Bank	Autos	6.00%	$468	Jan. 2017	15,749	20,256
Bank	Autos	6.00%	$406	Sep. 2016	-	16,307
Bank	Autos	6.00%	$449	Sep. 2016	-	18,044
Bank	Autos	6.00%	$638	Sep. 2016	-	25,354
Bank	Autos	6.50%	$1,017	Jun. 2018	47,401	-
Bank	Autos	6.50%	$220	Jul. 2018	10,392	-
Insurance	-	3.79%	$3,093	Nov. 2014	34,069	31,420
Demand Note	Inventory	16.00%	$-	May 2014	313,477	-
Demand Note	-	9.90%	$-	Mar. 2014	98,646	-
Demand Note	-	3.00%	$-	-	-	120,000
Total notes payable					$519,734	$249,568
Less: Current portion					$(412,405)	$(180,305)

Long-term portion					$107,329	$69,263

Future principal payments on long-term debt are as follows:

2014	$412,405
2015	67,277
2016	18,410
2017	14,342
2018 & thereafter	7,300
Total	$519,734

COPSYNC, INC.
Notes to Financial Statements

During 2013, the Company made total payments of $300,455 on its notes payable, consisting of total monthly payments of $51,161 on existing notes payable involving the short-term financing of the Company’s business insurance policies and automobile loans, repayment of the $120,000 demand note issued to the Company’s chief executive officer described below, repayment of the $60,000 demand note issued to the spouse of the Company’s chief executive officer described below, and $69,294 involving the payoff of automobile loans in connection with the Company’s efforts to replace the vehicles used by its sales force with more fuel efficient vehicles.  Accordingly, the Company sold six vehicles for $107,800, which were being financed with bank notes.  Proceeds from the sales of $69,294 were used to pay-off the balances of the related bank notes, and the balance of the proceeds was to purchase new vehicles.  The Company financed the remaining acquisition costs of the new automobiles by executing a new bank note for $51,880, with terms of ratable, monthly payments, a five year life and a 6.5% annual interest rate.  Also during the third quarter of 2013, the Company financed the acquisition of a single vehicle by executing a new bank note for $11,195, with terms of ratable, monthly payments, a five year life and a 6.5% annual interest rate.  With the sale of the previously owned vehicles and the purchase of the new vehicles, the Company’s outside sales force is now driving more fuel efficient vehicles, resulting in cost savings to the Company.

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest. The principal amount of the note was repaid in the first quarter of fiscal 2013.  The accrued interest was included in the principal amount of a new convertible promissory note described Note 7.

In August 2013, two individuals loaned the Company $50,000 each to procure third-party hardware for a specific, new contract.  Both of the notes mature on March 31, 2014 and bear a simple interest rate of 9.9% per annum, payable upon maturity.  One of the two notes requires repayment upon maturity.  The other note calls for the same maturity date, provided that the Company must make monthly principal payments beginning in the fourth quarter of 2013 and continuing until the note matures.  Subsequent to December 31, 2013, one holder of the notes has elected to extend his $50,000 promissory note to April 2015.  The second note holder was paid the outstanding principal balance, plus accrued interest, in March 2014.

In November 2013, the Company executed two short-term notes payable in the aggregate amount of $313,477 with an equipment financing company for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The equipment financing company is owned by one of the Company’s outside directors.

In November 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note. The note was replaced shortly thereafter with a new $60,000 convertible promissory note described below.

At December 31, 2012, the notes payable balance for bank loans, all of which involved the purchase of automobiles, increased by $42,691 during the year, consisting of new notes payable totaling $87,688, partially offset by payments of $47,339.  These five-year bank notes were collateralized by the associated automobiles and contained an interest rate of six percent per annum.

Also during year 2012, the Company made monthly payments totaling $24,010 on a single note payable involving the short-term financing of certain of the Company’s business insurance policies.

In October 2009, Rocket City Enterprises, Inc. (“RCTY”) filed an arbitration demand against the Company.  The demand alleged breach of contract and sought repayment of a purported loan in the amount of $200,000, plus interest at 9% per annum.  In November 2010, the two parties settled the matter.  Pursuant to the settlement, the Company agreed to pay RCTY an aggregate amount of $130,000, $20,000 of which was paid in early April 2011 with $10,000 to be paid each succeeding calendar month until fully paid.  The unpaid balance of the settlement at December 31, 2011 totaled $30,000 and was paid in full during the first quarter of 2012.

 NOTE 7 -       CONVERTIBLE NOTES PAYABLE

During the first quarter of 2013, the Company issued a $120,532 convertible note to its chief executive officer following the receipt of $120,000 in cash, which the Company used for the repayment of the principal amount of a $120,000 demand note, representing a loan made to the Company by its chief executive officer in December 2012.  The demand note had accrued $532 of interest, which was included in the principal amount of the convertible note.  The convertible note bears 3% interest per annum and is due on March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

COPSYNC, INC.
Notes to Financial Statements
During the first quarter of 2013, the holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The total amount of the converted note on the date of conversion was $19,100 in principal.  The Company issued a total of 191,000 shares of its common stock at the conversion price of $0.10 per share as stated in the note.

During the second quarter of 2013, the Company issued two convertible notes to individual investors in exchange for an aggregate investment of $40,000.  The convertible notes bear 3% interest per annum, with one $20,000 convertible note maturing in May 2015 and the other $20,000 note maturing in June 2016. The convertible notes may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

During the third quarter of 2013, the Company issued a $40,000 convertible note to its chief executive officer in exchange for an investment of $40,000.  The convertible note bears 3% interest per annum and matures in the first quarter of 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

During the fourth quarter of 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note. The demand note was replaced shortly thereafter with a new $60,000 convertible promissory note, also bearing 3% interest and due March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

At December 31, 2013, the Company had outstanding convertible notes totaling $574,163 scheduled to mature on March 31, 2014.  During the first quarter of 2014, all but one of the holders of the associated convertible promissory notes, representing $554,163 in principal aggregate amount, elected to execute either a one-year or two-year extension of the original notes.  The other holder elected to convert his $20,000 convertible promissory note into shares of the Company’s common stock at a conversion price of $0.10 per share.  The principal amount of the note was converted in 2014.

As a result of this subsequent event and consistent with applicable accounting guidelines, the Company has reclassified the aggregate principal value of $554,163 for the converted notes from Current Liabilities to Long-Term Liabilities on the Company’s Balance Sheet for the year ended December 31, 2013.

During 2012, three individuals elected to convert their convertible notes, representing a total of $240,000 in principal amount and $1,444 in accrued interest, into 2,414,449 shares of the Company’s common stock at a conversion price of $0.10 per share.

The Company accrued interest on outstanding convertible notes in the amount of $13,989 and $17,461 for the years ended December 31, 2013 and 2012, respectively.

Convertible notes payable at December 31, 2013 and December 31, 2012 are summarized as follows:

	December 31,
	2013	2012

Total convertible notes payable	$873,263	$612,731
Less: note conversions	$259,100	$240,000

Convertible notes payable, net	$614,163	$372,731
Less: current portion	$20,000	$--

Convertible notes payable, net, long-term portion	$594,163	$372,731

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

COPSYNC, INC.
Notes to Financial Statements

Each share of Series A Preferred Stock shall automatically be converted into fully-paid non-assessable shares of common stock at the then effective conversion rate for such share.  The events that may trigger this automatic conversion event are as follows:  1) immediately prior to the closing of firm commitment involving an initial public offering, or 2) upon the receipt of the Company of a written request for such conversion from the holders of at least a majority of the Series A Preferred stock then outstanding, or if later, the effective date for conversion specified in such requests.

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

The warrants to purchase a total of 3,000,000 shares of the Company’s common stock granted in the private placement have an exercise price of $0.20 per share and were scheduled to expire on October 14, 2013.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.  During 2013, the Company extended the life of these warrants for four additional years.  The fair value expense for this warrant extension totaled $120,000, was determined using Black Scholes valuation techniques, and reported in the Company’s Statement of Operations.

Also in connection with this private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the Securities and Exchange Commission by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.  As of year ended December 31, 2013, the Company has not received a request of the holders of a majority of those shares to effect a registration statement with the Securities and Exchange Commission.

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

COPSYNC, INC.
Notes to Financial Statements

For the year ended December 31, 2013, net dividends on the Series B Preferred Stock were $105,000.  For the year ended December 31, 2012, dividends on the Series B Preferred Stock were $105,288.  There was $18,796 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind.  The Company has recorded accrued accumulated dividends as of December 31, 2013 and 2012 of $441,863 and $336,863, respectively, on the Series B Preferred Stock.

•
Each share of Series B Preferred Stock shall automatically be converted into fully-paid, non-assessable shares of Common Stock at the then effective Conversion Rate for such share on the following dates:

o
(i) ninety (90) days after the Company has reported net income, in accordance with generally accepted accounting principles, for two (2) consecutive quarters, as reported in its quarterly reports on Form 10-Q (or annual report on Form 10-K, if applicable) filed under the Securities Exchange Act of 1934, as amended,

o
(ii) on the date that the Company closes on the sale of securities to purchasers other than holders of the Series B Preferred Stock that was subject to the right of first refusal set forth in the Investors’ Rights Agreement, and the purchasers of such securities require that the Series B Preferred Stock be converted into Common Stock as a condition to such closing, or

o
 (iii) upon the receipt by the Company of a written request for such conversion from the holders of all of the Series B Preferred Stock then outstanding, or, if later, the effective date for conversion specified in such requests.

NOTE 9 -       COMMON STOCK

During 2013, the Company received gross proceeds totaling $346,930 from sixteen individual investors in a private placement.  The private placement was completed pursuant to a series of subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell to the investors an aggregate of 3,469,300 shares of the Company’s common stock and detachable four-year warrants to purchase an aggregate of 693,860 shares of common stock.

Also during 2013 and relating to the 2012 private placement, the Company issued 14,000 warrants relating to a $7,000 deposit in 2012 from a single investor for 70,000 shares of common stock.

In connection with the 2013 private placement, the Company received a series of small deposits from a single investor totaling $1,500 in 2013 for shares of common stock and associated warrants, which are anticipated to be issued in 2014.

During 2012, the Company received gross proceeds totaling $1,745,000 from twenty-nine individual investors in a private placement.  The private placement was completed pursuant to a series of subscription agreements between the Company and the investors.  Pursuant to the terms of the subscription agreements, the Company agreed to sell to the investors an aggregate of 17,450,000 shares of the Company’s common stock and detachable four-year warrants to purchase an aggregate of 3,490,000 shares of common stock.  Also related to the 2012 private placement, the Company received a $7,000 deposit in 2012 for 70,000 shares of common stock and 14,000 associated warrants, both of which were issued in 2013.

For both of the 2013 and 2012 private placements, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased.

During 2012, the Company issued 27,155 shares of common stock to two outside, third party service providers for services provided the Company during the year.  One issuance, to repay $2,489 in services, was for 20,155 shares of stock, priced at $0.1235 per share, which reflected ninety-five percent of the average, daily closing price of the Company’s common stock for the month of July 2012, consistent with a written agreement between the Company and the third party service provider.  The second issuance, to repay $700 in services, was for 7,000 shares of stock priced at $0.10 per share.  This transaction included the issuance of warrants to purchase an additional 1,400 shares of common stock.  The warrants have an exercise price of $0.20 per share and expire in October 2016. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment (under formula set forth in the warrants) upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

COPSYNC, INC.
Notes to Financial Statements

During 2012, the Company issued 606,848 shares of common stock to two resellers for $60,685 of cash received in 2012, at a price of $0.10 per share of stock.

During 2012, the Company issued 150,000 shares of common stock to a prior-year investor.  The shares were priced at $0.10 per share.  The Company recorded a current-year charge of $15,000 in general and administrative expenses following verification that the cash had actually been received in a prior year.

During 2012, the Company issued 1,784,061 shares of common stock to two original equipment manufacturers (“OEM”) distributors for cash received and/or services rendered in prior years and reported as “Common Stock to be Issued.”  The total value of these shares was $179,315.  This event relates to the Company having previously executed distributor agreements with two original OEM distributors whereby common stock would be issued to the OEMs in an amount equal to the first $250,000 of licensing fees generated by the OEMs.  During 2011, the Company received cash totaling $165,000 in licensing fees under these agreements.  The amount of stock to be issued was determined each time a payment was made at the higher value of $0.10 per share or the average daily closing price of the stock for a period of ten business days immediately preceding the receipt of payment.  As a result, a total of 1,640,909 shares of common stock had been earned by the OEM distributors during 2011 under these distributor agreements.  The Company also agreed to issue 143,152 shares of common stock, valued at $0.10 per share, to one of the OEM distributors relating to $14,315 in credits issued by the Company for services rendered in 2011 on behalf of the Company by the OEM distributor.  All of these shares of common stock issued under the distributor agreements were subject to transfer restrictions, and could not be sold, licensed, hypothecated or otherwise transferred by the distributor until the tenth anniversary of the issuance date, provided that these transfer restrictions lapsed in equal quarterly installments over ten years and the share transfer restrictions lapse entirely if the distributor achieved certain sale milestones. The licensing fee revenue paid by the OEMs was included in revenues and the value of shares has been included in cost of sales in the statement of operations for year 2012.

During 2012, the Company issued 600,000 shares of common stock to two investors in the Company’s 2011 private placement for subscriptions received in 2011.  For the 2011 private placement, the common stock and the warrants were sold as an equity unit (“Equity Unit”), with each investor who purchased the common stock receiving a warrant to purchase one share of common stock for every five shares of common stock purchased by such investor.  The purchase price for each Equity Unit was $0.10 per share of common stock purchased.

The Company also recorded contributed capital of $79,000 during each of the years ended December 31, 2013 and 2012, related to the forfeiture of contractual compensation involving the Company’s two co-founders.

NOTE 10 -     COMMON STOCK TO BE ISSUED

Related to the Company’s 2013 private placement discussed above in Note 9, the Company received a series of small deposits from a single investor totaling $1,500 in 2013 for shares of common stock and associated warrants, which are anticipated to be issued in 2014.

Related to the Company’s 2012 private placement discussed above in Note 9, the Company received a deposit of $7,000 in 2012 for 70,000 shares of common stock and associated warrants, which were issued in 2013.

Ronald A. Woessner was elected as the Company’s chief executive officer effective October 1, 2010.  Along with Mr. Woessner’s base compensation and options to acquire 2,000,000 shares of the Company’s common stock, he was also granted 2,000,000 restricted shares of common stock valued at $180,000, or $0.09 per share.  One of the Company’s founders transferred 2,000,000 shares of common stock from his personal holdings to the Company to fund the grant of these shares to Mr. Woessner.  The returned shares were recorded in treasury stock at a value of $180,000, or $0.09 per share.  Upon issuance of the 2,000,000 shares of common stock to Mr. Woessner in the second quarter of 2011, the Company recorded the total value of $180,000 in paid-in capital.  The restricted shares generally vested pro-rata and quarterly over three years.   The $180,000 value was expensed on a quarterly basis, as the shares vested.  Accordingly, for years ended December 31, 2013 and 2012, the Company recorded amortization of restricted stock grants of $45,000 and $60,000, respectively.  As of December 31, 2013, the restricted shares are fully vested.

The Company received a $60,000 deposit in 2011 for 600,000 shares of common stock and associated warrants, which were issued in 2012.

The Company issued a total of 1,784,061 shares of common stock, with a total value of $179,315, in 2012 under the distributor agreements with two OEM distributors discussed above in Note 9.

COPSYNC, INC.
Notes to Financial Statements
The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at December 31, 2013 and December 31, 2012.

	At December 31, 2013		At December 31, 2012
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock to be issued at $0.10 per share	15,000	1,500	70,000	7,000

Total number of shares and value	15,000	$1,500	70,000	$7,000

NOTE 11-      BASIC AND FULLY DILUTED LOSS PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements.  Common stock equivalents which would arise from the exercise of stock options and warrants outstanding during the period, the conversion of convertible preferred stock and dividends or the conversion of convertible notes were excluded from the loss per share attributable to common stock holders as their value is anti-dilutive.

The Company's common stock equivalents, at December 31, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2013	2012
Convertible Notes Outstanding	6,212,191	3,755,487
Warrants Outstanding	11,049,842	10,341,982
Stock Options Outstanding	8,375,000	8,815,000
Preferred Stock Outstanding	15,100,000	15,100,000
Dividends on Preferred Stock Outstanding	5,095,374	3,748,150

Total Common Stock Equivalents	45,832,407	41,760,619

 NOTE 12 -    OUTSTANDING WARRANTS

The 707,860 warrants issued in the 2013 private placement, as well as the 3,490,000 warrants issued in the 2012 private placement, all have an exercise price of $0.10 per share of common stock, and expire four years following the date of issuance.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment (under a formula set forth in the warrants) upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

During 2013, the Company’s Board of Directors approved a four year extension to the life of the warrants to purchase 3,000,000 shares of common stock issued in the 2009 private placement of its Series B Preferred Stock (See Note 8).  These warrants were scheduled to expire in October 2013.  The Company determined the fair market value of this extension to be $120,000 using the Black-Scholes valuation method.  This determined cost is reported in the Company’s Statement of Operations for 2013.

In 2012, the Company issued warrants to purchase 1,400 shares of common stock in connection with the issuance of 700 shares of common stock, at $0.10 per share of stock, to an outside third party service provider for services rendered during the year.

Also during 2009, the Company entered into a twelve-month agreement with an advisory firm to assist the Company in corporate planning, structure and capital resources.  The agreement with the advisory firm called for it to receive 75,000 restricted shares of the Company’s common stock, valued at $45,000, or $0.60 per share, which amount was expensed over the twelve-month contract at $3,750 per month.  The agreement also called for the advisory firm to receive seven year warrants, with a cashless exercise feature, to purchase 1,500,000 shares of common stock at $0.10 per share, valued at $131,961.  Since the Company disputed that the warrants were owed due to nonperformance by the advisory firm, the warrants have never been issued.   At December 31, 2012, the Company reclassified the original $131,961 accrual from common stock warrants to be issued to paid in capital believing that the period in which the advisory firm could demand the issuance of the warrants had lapsed.

COPSYNC, INC.
Notes to Financial Statements

A summary of the status of the Company’s outstanding warrants and the changes during 2012 and 2013 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2012	7,130,582	$0.20

Granted	3,611,400	$0.10

Cancelled	-	$-
Expired	(400,000)	$0.20

Outstanding, December 31, 2012	10,341,982	$0.17

Exercisable, December 31, 2012	10,341,982	$0.17

Granted	707,860	$0.10

Expired	-	$-

Outstanding, December 31, 2013	11,049,842	$0.16

Exercisable, December 31, 2013	11,049,842	$0.16

The following is a summary of outstanding and exercisable warrants at December 31, 2013:

			Outstanding			Exercisable
Range of Exercise Prices			Weighted Average Number Outstanding at 12/31/13	Outstanding Remaining Contractual Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/13	Weighted Average Exercise Price

0.10			4,249,260	2.55	0.10	4,249,260	0.10
0.20			6,800,582	2.50	0.20	6,800,582	0.20

$0.10	-	0.20	11,049,842	2.52	$0.16	11,049,842	$0.16

NOTE 13 -     EMPLOYEE OPTIONS

At December 31, 2013, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Company’s Board of Directors on September 2, 2009.  Non-qualified options under the 2009 Stock Long Term Incentive Plan can be granted to employees, officers, outside directors, and consultants of the Company.  There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan.  The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years.  As of December 31, 2013, options to purchase 8,375,000 shares of common stock were outstanding, of which options to purchase 6,057,494 shares of common stock were exercisable, with a weighted average exercise price of $0.09 per share.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model.  Historically and through the third quarter of 2013, forfeitures of share-based payment awards were reported when actual forfeitures occur.  On a prospective basis, beginning in the fourth quarter of 2013, the Company applies an estimated forfeiture rate of twenty-three percent to new stock option grants.

As of December 31, 2013 and 2012, the Company recorded $184,973 and $174,365 in share-based compensation expenses, respectively.

COPSYNC, INC.
Notes to Financial Statements

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2013.

The summary activity under the Company’s 2009 Long Term Incentive Plan is as follows:

	December 31, 2013				December 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	8,815,000	$0.09			7,445,833	$0.09
Granted	450,000	$0.10			2,250,000	$0.10
Exercised	–	$0.00			─	$0.00
Forfeited/ Cancelled	(890,000)	$0.08			(880,833)	$0.09

Outstanding at period end	8,375,000	$0.09	$83,750	1.50	8,815,000	$0.09	$81,815	2.51

Options vested and exercisable at period end	6,057,494	$0.09	$60,575	─	4,162,076	$0.09	$41,621	─

Weighted average grant-date fair value of options granted during the period	$0.10				$0.10

 The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00	–	$0.08	2,500,000	1.75	$0.08	2,062,500	$0.08
$0.09	–	$0.10	5,875,000	1.42	$0.10	3,994,994	$0.10
			8,375,000			6,057,494

A summary of the status of the Company’s non-vested shares as of December 31, 2013 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	4,652,924	$0.08
Granted	450,000	$0.09
Forfeited	(890,000)	$0.08
Vested	(1,895,418)	$0.08
Non-vested	2,317,506	$0.09

COPSYNC, INC.
Notes to Financial Statements

As of December 31, 2013, there was approximately $203,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of .92 years.  The intrinsic value of options vesting in year 2013 was $41,408.

During 2013, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.73%	-	2.53%
Expected life			3 years
Expected volatility	126%	-	131%
Dividend yield			0.0%

During 2012, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.61%	-	2.01%
Expected life			3 years
Expected volatility	131%	-	140%
Dividend yield			0.0%

NOTE 14 -     COMMITMENTS AND CONTINGENCIES

Consulting Agreements

In the second quarter of 2013, the Company engaged the services of an investment advisory firm to provide the Company with non-exclusive investment banking and strategic advisory services, as well as their best efforts to assist the Company in raising capital through a private placement of equity or debt securities.  Terms of the executed agreement included an initial services period of five months with a monthly fee of $3,500.  Either party may terminate the agreement with a minimum five-day written notice.  After the initial services period, provided neither party elected termination, the agreement automatically extended on a month-to-month basis at the same monthly fee of $3,500.  The advisory firm’s incurred travel and out-of-pocket expenses associated the provided services will also be paid by the Company.

If the Company completes a financing transaction with investors identified by the advisory firm, the Company is required to pay a cash fee equal to five percent of the aggregate amount raised by the Company in the financing transaction.  In addition to the fees described above, upon the closing of the financing transaction, the Company is required to issue the advisory firm warrants to purchase five percent of the same class of any equity securities issued in the financing transaction, with an exercise price equal to the issue price in the financing transaction, exercisable for at least two years following the close of the financing transaction.

In the event the agreement with the advisory firm is not renewed, expires and/or is terminated, the advisory firm is entitled to receive the compensation provided under the agreement for any financing transaction completed by the Company within such twelve months after such termination involving with any investor identified by the advisory firm during the term of the agreement.

Office Leases

At December 31, 2013, the Company’s principal properties consisted of a facility in Canyon Lake, Texas (approximately 3,000 square feet) and a facility in the Dallas area (approximately 7,000 square feet).  The Canyon Lake facility is subject to a month-to-month lease.  The Dallas area location is subject to a thirty-month sublease expiring on August 31, 2015.    The Company’s research and development, sales and marketing, finance and administrative functions are located in its Dallas area facility.  The Company’s customer support and operational activities are located at the Canyon Lake location.

The rent agreement for the Company’s Canyon Lake location, executed in August 2010, provides for two one-year renewal options, at the existing rental rate of $1,500 per month, after which the lease becomes a month-to-month lease.  Currently, the Company is operating on a month-to-month lease arrangement.

COPSYNC, INC.
Notes to Financial Statements

The Company executed a sub-lease agreement for the Dallas area facility in March 2011, with occupancy effective April 1, 2011.   The sublease agreement had a 23 month term, with monthly payments of $7,489 per month, with rent for the first three months being waived.  Ratable rent expense of $6,512 per month was reported during the term of the sub-lease.

The sublease for the new Dallas area facility is for 30 months, effective March 1, 2013 and calls for monthly lease payments of $7,502, with the first month’s rent being waived.

Future annual lease payments as of December 31, 2013 are as follows:

	Total	2014	2015-2016

Operating Lease Obligations	$161,156	$101,141	$60,015

Litigation

The Company is not currently involved in any material legal proceedings.  From time-to-time the Company anticipates that it will be involved in legal proceedings, claims, and litigation arising in the ordinary course of its business and otherwise.  The ultimate costs to resolve any such matters could have a material adverse effect on the Company’s financial statements.  The Company could be forced to incur material expenses with respect to these legal proceedings and, in the event there is an outcome in any that is adverse to the Company, its financial position and prospects could be harmed.

NOTE 15 -     RELATED PARTY TRANSACTIONS

In August 2013, the Company’s chief executive officer loaned the Company $40,000, which was evidenced by a convertible promissory note bearing interest at 3% annually. The note is due March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In November 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note bearing interest at 3% annually. The demand note was replaced shortly thereafter with a convertible promissory note totaling $60,000, also bearing 3% annual interest and due March 31, 2014. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In November 2013, the Company executed two short-term notes payable in the aggregate of $313,477 with an equipment financing company owned by one of the Company’s outside directors for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes mature in May 2014, bear interest at 16% annually, are payable upon maturity, and are collateralized by the third-party equipment being procured.

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note bearing interest at 3% annually. The demand note, including accrued interest, was replaced with a convertible promissory note totaling $120,534, also bearing 3% annual interest and due one year from its issuance. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.  During 2013, the Company’s chief executive officer agreed to extend the due date for this convertible promissory note to March 14, 2014.

On September 14, 2012, 824 Highway 3 Investments, L.P., for which Robert Harris, who became a member of our board of directors on November 9, 2012, is a principal, purchased 2,500,000 shares of our common stock, and four year warrants to acquire an additional 500,000 shares of our common stock, for $250,000 in cash.  On November 14, 2012, 824 Highway 3 Investments, L.P. purchased an additional 5,000,000 shares of our common stock, and four year warrants to acquire an additional 1,000,000 shares of our common stock, for $500,000 in cash.  The exercise price for the warrant to purchase 1,000,000 warrant shares is $.20 per share, and the exercise price for the warrant to purchase 500,000 shares is $.10 per share.

COPSYNC, INC.
Notes to Financial Statements
NOTE 16 -     SUBSEQUENT EVENTS

At December 31, 2013, the Company reported convertible notes totaling $574,163 scheduled to mature on March 31, 2014.  During the first quarter of 2014, all but one of the holders of the convertible promissory notes elected to execute either a one-year or two-year extension of the original notes in the aggregate principal value of $554,163.  One holder elected to convert his $20,000 convertible promissory note into shares of the Company’s common stock. The principal amount of the note was converted in 2014.

As a result and consistent with applicable accounting guidelines, the Company has reclassified the aggregate principal value of $554,163 for the converted notes from Current Liabilities to Long-Term Liabilities on the Company’s Balance Sheet for the year ended December 31. 2013.

In the first quarter of 2014, one promissory note holder who had loaned the Company $50,000 to procure third-party hardware for a specific, new contract, elected to extend the maturity date on the note to April 2015.  The maturity date was March 31, 2014, and bore a simple interest rate of 9.9% per annum, payable upon maturity.

On February 28, 2014, the Company’s chief executive officer loaned the Company $25,000, which was evidenced by a promissory note.  The note matures in 60 days from its issuance and bears interest at 3% per annum.  The Company anticipates that it will repay the promissory note within its terms.

In the first quarter of 2014, we received a $475,000 loan from the City of Pharr, Texas, and we expect to receive an additional $375,000 loan from that city in April or May of 2014.  This loan payment pertains to a $850,000, eighteen-month loan agreement being executed.  Interest on the note is eight percent per annum and is to be paid monthly, beginning in the second quarter of 2014.  Other terms of the loan agreement involve the collateralization of the Company’s accounts receivable, and a provision for the City of Pharr to participate in revenue-sharing at a rate of one-half of one percent of the Company’s gross revenue for a designated geographical area, payable on a quarterly basis.

Also in the first quarter of 2014, we received cash of $30,000 from two investors for 300,000 shares of common stock at a price of $0.10 per share.  This activity relates to our initiative to raise new capital of approximately $500,000 in 2014.