Form 10-Q
period 2014-03-31
COPsync, Inc.
filed 2014-05-15
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2014, was 175,514,501 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$261,354	$414,051
Accounts receivable, net	78,754	101,807
Inventories	222,454	357,933
Prepaid expenses and other current assets	141,780	116,573

Total Current Assets	704,342	990,364

PROPERTY AND EQUIPMENT

Computer hardware	68,847	68,847
Computer software	36,936	36,936
Fleet vehicles	167,296	134,987
Furniture and fixtures	7,872	7,872

Total Property and Equipment	280,951	248,642
Less: Accumulated Depreciation	(122,074)	(113,489)

Net Property and Equipment	158,877	135,153

OTHER ASSETS

Software development costs, net	327,354	436,471

Total Other Assets	327,354	436,471

TOTAL ASSETS	$1,190,573	$1,561,988

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,354,734	$1,419,170
Deferred revenues	2,636,870	2,878,264
Convertible notes payable, current portion	-	20,000
Notes payable, current portion	452,209	412,405

Total Current Liabilities	4,443,813	4,729,839

LONG-TERM LIABILITIES

Deferred revenues	1,120,391	1,052,749
Convertible notes payable	594,163	594,163
Notes payable, non-current portion	603,140	107,329

Total Long-Term Liabilities	2,317,694	1,754,241

Total Liabilities	6,761,507	6,484,080

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 175,514,501 and 175,014,501 issued and outstanding, respectively	17,551	17,501
Common stock to be issued, 15,000 shares, respectively	1,500	1,500
Additional paid-in-capital	13,833,744	13,709,972
Accumulated deficit	(19,423,776)	(18,651,112)

Total Stockholders' Deficit	(5,570,934)	(4,922,092)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,190,573	$1,561,988

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES

Hardware, installation and other revenues	$904,931	$753,862
Software license/subscription revenues	582,889	397,267

Total Revenues	1,487,820	1,151,129

COST OF REVENUES

Hardware and other costs	697,907	519,629
Software license/subscriptions	222,506	222,597

Total Cost of Revenues	920,413	742,226

GROSS PROFIT	567,407	408,903

OPERATING EXPENSES

Research and development	553,004	449,597
Sales and marketing	316,957	320,720
General and administrative	433,173	363,140

Total Operating Expenses	1,303,134	1,133,457

LOSS FROM OPERATIONS	(735,727)	(724,554)

OTHER INCOME (EXPENSE)

Interest expense	(10,702)	(4,729)
Gain/(Loss) on asset disposals	(345)	-

Total Other Income (Expense)	(11,047)	(4,729)

NET LOSS BEFORE INCOME TAXES	(746,774)	(729,283)

INCOME TAXES	-	-

NET LOSS	$(746,774)	$(729,283)

Series B preferred stock dividend	(25,890)	(25,890)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(772,664)	$(755,173)

LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	175,181,168	171,815,723

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Years Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(746,774)	$(729,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,369	119,507
Employee and non-employee stock compensation	28,182	50,700
Amortization of restricted stock grants	-	15,000
Capital contributed/co-founders' forfeiture of contractual compensation	19,750	19,750
Loss on asset disposals	345	-
Change in operating assets and liabilities:
Accounts receivable	23,053	(123,107)
Inventories	135,479	(35,341)
Prepaid expenses and other current assets	2,756	4,066
Deferred revenues	(173,752)	664,227
Accounts payable and accrued expenses	(64,436)	(13,245)

Net Cash Used in Operating Activities	$(656,028)	$(27,726)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	2,500	-
Purchases of property and equipment	(6,118)	-

Net Cash Used by Investing Activities	$(3,618)	$-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	500,000	(136,288)
Payments on notes payable	(23,051)	120,000
Proceeds from stock deposit for common stock to be issued	-	31,930
Proceeds from issuance of common stock for cash	30,000	70,000

Net Cash Provided by Financing Activities	$506,949	$85,642

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(152,697)	57,916

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	414,051	174,444

CASH AND CASH EQUIVALENTS, END OF PERIOD	$261,354	$232,360

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Years Ended
	March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$6,650	$6,716
Cash paid for income tax	$1,953	$1,800

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Partial financing associated with the purchase of two fleet vehicles	$30,703	$-

Conversion of convertible notes, plus accrued interest into 200,000 and 191,000 shares of common stock, respectively	$20,000	$19,100
Issuance of common stock for prior year stock subscriptions	$-	$7,000
Financing of prepaid insurance policy	$27,963	$-
Series B Preferred stock dividends	$25,890	$25,890

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2014, and its results of operations and cash flows for the three month periods ended March 31, 2014.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. The results for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014, or any other period. The year-end condensed balance sheet data as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

At March 31, 2014, the Company had cash and cash equivalents of $261,354, a working capital deficit of $3,739,471 and an accumulated deficit of $19,423,776.  In the first quarter of 2014, the Company continued the efforts it began in fiscal year 2013 to manage its liquidity, to avoid default on any third-party obligations and to continue growing its business towards cash-flow break-even, and ultimately profitability, including the following:

1)  The Company anticipates that the number of orders for its products and services will increase in 2014 over 2013 as a result of changes it has made in its sales organization, including hiring a new sales executive and the hiring of new, more seasoned, sales representatives.

2)  In 2013, the Company introduced the COPsync911 real-time threat alert service, which the Company believes is the only threat alert service of its kind in the United States.  The service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse or screen icon.  The Company is primarily offering the COPsync911 service in the State of Texas and other selected regions of the United States.   The Company expects the pace of COPsync911 sales to accelerate as its sales team and resellers becomes familiar with the service and the strategies for selling it.

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

 4)  The Company’s key vendors continue to accommodate the Company through extended payment terms or practices for its outstanding payables balances, but the Company is uncertain how long these accommodations will continue.

5)  In the first quarter of 2014, the Company received a $475,000 loan from the City of Pharr, Texas, and it expects to receive an additional loan of $375,000 from that city in May or June of 2014.

6)  In April 2014, the Company’s Board of Directors authorized management to raise up to $1,000,000 in new capital in 2014, of which 80,000 has been raised as of the date of this report.  Additionally, the Company has borrowed $400,000 (see Note 15) and is currently in discussions with potential investors to raise at least $500,000 of the target capital amount.  The Company is also seeking a working capital line of credit to fund third party and proprietary equipment purchases from the manufacturers.

7)  The Company is attempting to secure up to $1.5 million in funding pursuant to an EB-5 program, which the Company hopes to close in 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  The Company currently has a letter of intent with a financier for the EB-5 program.  The financier has already completed the required economic impact analysis for the project, which will be located in Pharr, Texas.  The Company will use a portion of any proceeds from this EB-5 program to repay the bridge loans from the City of Pharr.  Any remaining funds will be used for general working capital purposes, including the Company’s anticipated hiring of at least 30 employees in the Pharr area over the 24 month period after receiving the proceeds, who will office in a recently refurbished leased facility owned by the City of Pharr.

8)  The Company plans to reduce its research and development expenses in 2014 by approximately $650,000 from the amount it spent in 2013, even though those expenses increased from 2013 in the first quarter. The Company believes that it has the capability to reduce further operating expenses, should circumstances warrant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and recently added offerings. The Company has had recurring losses and expects to report losses for fiscal 2014. The Company believes that cash flow from operations, together with the potential sources of debt and equity and revenue-based financing outlined above will be sufficient to fund the Company’s anticipated operations for the next twelve months.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

a.             Basis of Presentation

The accompanying condensed financial statements include the accounts of the Company, are prepared in accordance with accounting principles generally accepted in the United States and are prepared on the accrual method of accounting.

There have been no significant changes to the summary of significant accounting policies disclosed in Note 2 to the financial statements as of December 31, 2013 included in the Form 10-K filed on March 31, 2014.

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

We have implemented all new accounting pronouncements that are in effect and that may impact our unaudited consolidated financial statements.  We do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 5 – INVENTORY

Inventory consisted of the following at March 31, 2014, and December 31, 2013, respectively:

Category	March 31, 2014	December 31, 2013

Raw materials	$28,055	$-
Work-in-process	-	-
Finished goods	194,399	357,933

Total Inventory	$222,454	$357,933

The Company’s inventory includes third-party hardware which consists of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as, our propriety product, VidTac.  The third-party hardware is purchased from a few select vendors, whereas, the VidTac product is manufactured by a contract manufacturer.

During the three months period ended March 31, 2014, the Company’s inventories decreased significantly, particularly in finished goods inventory.  The decrease resulted from the installation in the first quarter of previously procured and inventoried third-party hardware.  The various components of third-party hardware are all considered finished goods because the individual items may be, and are, sold in a package arrangement, or on an individual basis, normally at the same pricing structure.

See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion involving the Company’s inventory investment recorded in the years ended December 31, 2013 and 2012.

Relative to the VidTac propriety product, the Company, in 2012, selected and entered into a manufacturing agreement with a contract manufacturer to build the new VidTac unit at a contracted price and to the Company’s specifications.   The manufacturing agreement calls for the Company to periodically place a demand purchase order for finished units to be manufactured and delivered as finished goods.  Recently, the Company has been placing small quantity purchase orders with the contract manufacturer and with payment terms consisting of a prepayment arrangement or “pay as you go” basis, requiring approximately 50% in prepayments.

The Company’s purchase orders placed with the contract manufacturer are non-cancellable.  However, (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer,  and (2) should the Company elect to cancel the purchase order in total or in part, it would be financially responsible only for any materials that could not be returned by the contract manufacturer to its source suppliers.

At December 31, 2013, the Company reported no raw materials inventory, pertaining to the propriety VidTac product and representing certain completed, top-level component assemblies not yet incorporated into finished VidTac units.  At March 31, 2014, the Company inventoried $28,055 of these top-level component assemblies.  These items will continue to be used in future manufactured VidTac units; thus, there is no risk of obsolescence.  The reclassification of these assemblies from finished goods to raw materials at March 31, 2014, is viewed by management as immaterial to the Company’s reported financial results.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 6 – NOTES PAYABLE

The Company’s total notes payable at March 31, 2014 was $1,055,349, representing a net increase of $535,615 for the three month period ended March 31, 2014.  The following table shows the components of notes payable at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
Loan Type	2014	2013
Bank	$100,285	$73,542
Insurance	44,272	34,069
Demand Note	910,792	412,123
Total notes payable	1,055,349	519,734
Less: Current portion	(452,209)	(412,405)
Long-term portion	$603,140	$107,329

During the three month period ended March 31, 2014, the Company incurred the following increases in notes payable:

1)	A five-year bank note in the principal amount of $30,703, with an interest rate of 4.0% per annum, for two automobiles to be used by the Company’s sales organization.

2)
The Company received a $475,000 loan from the City of Pharr, Texas, and it expects to receive an additional $375,000 loan from the City in May or June of 2014, for an aggregate amount of $850,000. The loan documents are still being finalized at the date of this report; the note is expected to bear interest at 8.0% per annum.  The loan principal amount is expected to be due in full on the earlier to occur of the 18th month anniversary of the loan or the receipt by the Company of an expected $1.5 million in proceeds from an EB-5 funding arrangement the Company is pursuing.  The loan is expected to be secured by a first priority security interest in the Company’s accounts receivable.  The city will also receive a modest revenue share, payable quarterly, with respect to contracts for the Company’s products and services with customers located in a specified territory in the southern portion of Texas for a specified period of time.

3)
The Company executed a $27,963, eleven-month note payable pertaining to the Company’s business insurance coverage for inland marine, general and product liability risk exposures.  The note calls for monthly payments of principal and has an interest rate of 7.5% per annum.

4)
On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its Chief Executive Officer.  Interest at 3.0% per annum is due upon maturity of the promissory note.  The Company’s Chief Executive Officer has elected to extend the maturity date of this note to June 30, 2014.

During the first quarter of 2014, the Company made total principal payments of $23,051, principally through scheduled monthly payments, on notes payable financing the Company’s business insurance policies and bank notes for automobile loans.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the first quarter of 2014, fifteen of the eighteen holders of the Company’s convertible promissory notes, representing $554,163 in aggregate principal amount, elected to execute either a one-year or two-year extension of their original notes.  As a result of these elections, and the fact that they took place prior to the Company reporting its financial results for twelve month period ended December 31, 2013, the Company classified the aggregate principal value of $554,163 as Noncurrent Liabilities on the Company’s Balance Sheet at December 31, 2013.

During the first quarter of 2014, the holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The total principal amount of the converted note on the date of conversion was $20,000.  The Company issued a total of 200,000 shares of its common stock at the conversion price of $0.10 per share pursuant to the terms of the note.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

Convertible notes payable at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31,	December 31,
	2014	2013
Total convertible notes payable	$873,263	$873,263
Less: note conversions	$279,100	$259,100

Convertible notes payable, net	$594,163	$614,163
Less: current portion	$-	$20,000

Convertible notes payable, net, long-term portion	$594,163	$594,163

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

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded $25,890 in accrued dividends on the Series B Preferred Stock for the three-month periods ended March 31, 2014 and 2013, respectively.

NOTE 9 – COMMON STOCK

During the three month period ended March 31, 2014, the Company issued a total of 300,000 shares of common stock, along with associated warrants, valued at $30,000, or $0.10 per share, pursuant to two individual cash investments made in the first quarter of 2014.

The Company also issued 200,000 shares of its common stock upon the conversion of $20,000 in principal amount of an outstanding convertible note during the period (Note 7).

NOTE 10 – COMMON STOCK TO BE ISSUED

During 2013, the Company received a series of small deposits from a single investor totaling $1,500 for the purchase of shares of common stock and associated warrants, which the Company anticipates will be issued later in 2014.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at March 31, 2014 and December 31, 2013.

	At March 31, 2014		At December 31, 2013
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock to be issued at $0.10 per share	15,000	1,500	15,000	1,500

Total number of shares and value	15,000	$1,500	15,000	$1,500

NOTE 11 – BASIC AND FULLY DILUTED LOSS PER SHARE

The computations of basic loss per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period covered by the financial statements.  Common stock equivalents that would arise from issuance of shares of common stock to be issued under subscriptions and other obligations of the Company, the exercise of stock options and warrants, conversion of convertible preferred stock and dividends on those shares of preferred stock or the conversion of convertible promissory notes were excluded from the loss per share attributable to common stockholders as their value is anti-dilutive.

The Company's common stock equivalents, at March 31, 2014 and 2013, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2014	2013
Convertible promissory notes outstanding	6,033,631	4,774,351
Warrants outstanding	10,684,842	10,495,982
Stock options outstanding	8,450,000	8,748,333
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	15,000	319,300
Dividends on preferred stock outstanding	5,447,043	4,076,243

Total Common Stock Equivalents	45,730,516	43,514,209

NOTE 12 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the three-month period ended March 31, 2014, is as follows:

2014
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2014	11,049,842	$0.16

Granted	60,000	0.10

Cancelled	-	-
Expired	(425,000)	0.20

Outstanding, March 31, 2014	10,684,842	$0.16

Exercisable, March 31, 2014	10,684,842	$0.16

The total number of warrants issued during the three month period ended March 31, 2014 consisted of 60,000 warrants associated with the issuance of 300,000 shares of the Company’s common stock pursuant to new capital investments of $30,000 during the period.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

A summary of the status of the Company’s outstanding warrants, and the changes during the twelve month period ended December 31, 2013, is as follows:

Year 2013
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2013	10,341,982	$0.17

Granted	707,860	$0.10

Cancelled	-	-
Expired	-	-

Outstanding, December 31, 2013	11,049,842	$0.16

Exercisable, December 31, 2013	11,049,842	$0.16

The following is a summary of the Company’s outstanding and exercisable warrants at March 31, 2014:

			Outstanding			Exercisable
Exercise Prices			Weighted Average Number Outstanding at 3/31/14	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 3/31/14	Weighted Average Exercise Price
$0.10			4,309,260	2.27	$0.10	4,309,260	$0.10
0.20			6,375,582	2.40	0.20	6,375,582	0.20

$0.10	-	0.20	10,684,842	2.39	$0.16	10,684,842	$0.16

NOTE 13 – EMPLOYEE OPTIONS

As of March 31, 2014, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years.  As of March 31, 2014, options to purchase 8,450,000 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 6,415,825 shares were exercisable, with a weighted average exercise price of $0.09 per share.

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

For the three months ended March 31, 2014 and 2013, the Company recorded share-based compensation expense of $28,182 and $50,700, respectively.

For the three months ended March 31, 2014, the Company granted options to purchase 75,000 shares of its common stock with an exercise price of $0.10 per share.  These options consisted of grants issued to three outside directors who received options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these stock options, utilizing the Black Scholes valuation method, was $5,520.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The summary activity for the three months ended March 31, 2014 under the Company’s 2009 Long Term Incentive Plan is as follows:

	March 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	8,375,000	$0.09	$–
Granted	75,000	$0.10	$–
Exercised	–	$0.00	$–
Forfeited/ Cancelled	–	$0.00	$–

Outstanding at period end	8,450,000	$0.09	$–	7.22

Options vested and exercisable at period end	6,415,825	$0.09	$–	6.94

Weighted average grant-date fair value of options granted during the period		$0.10

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of March 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00	–	$0.08	2,500,000	0.75	$0.08	2,125,000	$0.08
$0.09	–	$0.10	5,950,000	0.76	$0.10	4,290,825	$0.10
			8,450,000			6,415,825

A summary of the status of the Company’s non-vested option shares as of March 31, 2014 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	2,317,506	$0.09
Granted	75,000	$0.10
Forfeited	-	$0.09
Vested	(358,331)	$0.08
Non-vested	2,034,175	$0.09

As of March 31, 2014, there was approximately $178,611 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 0.79 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of March 31, 2014, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	After 2018

Long-Term Debt Obligations	$1,649,512	$452,209	$1,197,303	$-	$-
Operating Lease Obligations	$135,032	$75,017	$60,015	$-	$-
Total Contractual Obligations	$1,784,544	$527,226	$1,257,318	$-	$-

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the three month periods ended March 31, 2014 and 2013 totaled $10,000 for Mr. Chaney and $9,750 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

During the second quarter of 2014, as of May 9, 2014, the Company had raised an additional $50,000 in new capital investments from a single individual investor.

In November 2013, the Company executed two short-term notes payable in the aggregate amount of $313,477 with an equipment financing company to finance the purchase of certain third-party equipment to be sold by the Company to its contracted customers.  Both notes were scheduled to mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The equipment financing company is owned by one of the Company’s outside directors.  During the second quarter of 2014, the equipment financing company extended the maturity date of the note by six months, making the notes due in November 2014.  The equipment financing company required the Company to pay the accumulated interest for the original six-month period as a condition to the extension of the maturity date.

In August 2013, two individuals loaned the Company $50,000 each to procure third-party hardware for a specific contract pursuant to two promissory notes bearing interest at a rate of 9.9% per annum.  Both of the notes matured in March 2014.  One of the notes called for the Company to make monthly principal payments beginning in the fourth quarter of 2013 and continuing until the note matured.  The outstanding balance for that note was fully paid in April 2014.  The other note required payment of principal and interest upon maturity.  In April 2014, the holder of the other note extended the maturity of his note to April 2015, and increased the principal amount of the note to a total of $250,000 by providing the Company with an additional $200,000 loan.  Payment of the total principal is due on the maturity date, and the interest rate continues to be 9.9% per annum.  Additionally, the Company paid the note holder the accumulated interest for the original note through March 31, 2014.

In May 2014, the Company borrowed $200,000 pursuant to a three-year promissory note.  The repayment amount is 150% of the amount borrowed, which is to be paid over three years.  The note calls for payments of $15,000, $60,000, $135,000 and $90,000 in years 2014, 2015, 2016 and 2017, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2013. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

To date, our COPsync Network service has successfully submitted, processed and relayed over 8,063,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of March 31, 2014, 527 law enforcement agencies, courts and school districts, primarily in the State of Texas, had contractually subscribed to use our COPsync Network real-time data collection, data sharing, and warrant collection service.  We currently have at least one customer using the COPsync Network in 68% of the 254 Texas counties.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2013.  We discuss our Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Revenues

Total revenues for the three month periods ended March 31, 2014 and 2013 were $1,487,820 and $1,151,129, respectively.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $582,889 and $397,267 for the three month periods ended March 31, 2014 and 2013, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, increased revenue attributable to contract renewals, and approximately $78,000 in revenues from our new product, COPsync911, which we introduced in 2013.  Hardware, installation and other revenues for the three month periods ended March 31, 2014 and 2013 totaled $904,931 and $753,862, respectively.  The increase in these revenues was due to a significant increase in large, hardware intensive contracts involving both new customers and existing customers electing to replace or update their computer equipment.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue ratably during the service period.  As of March 31, 2014, we had $3,757,261 in deferred revenues, compared to $3,931,013 as of December 31, 2013.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month periods ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014		2013
	$	%	$	%

Hardware, installation and other revenues
Revenues	$904,931	100%	$753,862	100%
Cost of Revenues-hardware & other external costs	643,076	71%	487,283	65%
Cost of Revenues-internal costs	54,831	6%	32,346	4%
Total Gross Profit	$207,024	23%	$234,233	31%

Software license/subscription revenues
Revenues	$582,889	100%	$397,267	100%
Cost of Revenues-internal costs	113,388	19%	113,485	29%
Amortization of capitalized software development costs	109,118	19%	109,112	27%
Total Gross Profit	$360,383	62%	$174,670	44%

Total Company
Revenues	$1,487,820	100%	$1,151,129	100%
Cost of Revenues	920,413	62%	742,226	64%
Total Gross Profit	$567,407	38%	$408,903	36%

For the three month periods ended March 31, 2014 and 2013, our total cost of revenues was $920,413 and $742,226, respectively.  As a result, we realized gross profits of $567,407 and $408,903 for the three month periods ended March 31, 2014 and 2013, respectively.

Cost of revenues for hardware, installation and other revenues for the three month periods ended March 31, 2014 and 2013 totaled $697,907 and $519,629, respectively.  The increase in cost of these revenues between the periods was due to higher hardware sales in 2014.  Included in the cost of these revenues are internal costs, which totaled $54,831 and $32,346 for the three month periods ended March 31, 2014 and 2013, respectively.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The increase in internal costs between periods is due principally to an increase in headcount and travel expenses.  The total gross profit from hardware, installation and other revenue totaled $207,024 and $234,233 for the three months period ended March 31, 2014 and 2013, respectively.  This decrease in gross profit performance was due to the increased internal costs mentioned above, as well as a lower gross margin contribution from the sale of our VidTac units resulting from a higher variable cost due to our relatively small procurement lot size.  We do not believe the gross margin decrease on sales of the VidTac units will continue as we begin procuring product in larger quantities, which will lower the variable costs of procurement.

Cost of revenues for software license/subscription revenues for the three month periods ended March 31, 2014 and 2013 were $222,506 and $222,597, respectively.  These costs represent internal costs associated with our customer support team and web-hosting facilities.  The resulting gross profit from software license/subscription revenues for the three month periods ended March 31, 2013 and 2012 was $360,383 and $174,670, respectively.  The increase in gross profit from these sales was due to the higher level revenues compared to a relatively constant level of costs of these revenues.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat throughout year 2014.

Operating Expenses

Research and Development

Total research and development expenses for the three-month period ended March 31, 2014 were $553,004, compared to $449,597 for the comparable period in 2013.  The $103,407 increase in these expenses includes approximately $52,000 in contract labor for IT/software development services, approximately $25,000 in personnel-related costs and approximately $26,000 in non-personnel-related costs.  The increase in contract labor for IT/software development services was principally due to development activities between the reported periods associated with our new COPsync911 product.  The personnel-related expenses increased slightly due to salary adjustments.  The non-personnel-related expenses relate primarily to services provided by outside service organizations in support of our research and development efforts.

We have taken steps, beginning in the second quarter of 2014, to reduce our research and development expenses for 2014 by approximately $650,000 from the $2,157,597 that we spent on those expenses in 2013.

Sales and Marketing

Total sales and marketing expenses for the three-month period ended March 31, 2014 were $316,957, compared to $320,720 for the comparable period in fiscal 2013.  We expect that our sales and marketing expenses in the remainder of fiscal 2014 will continue to increase when compared to 2013 as we have added headcount within our sales team, including a senior sales executive.  We believe these increased expenses will produce greater sales growth for us, particularly with respect to our COPsync911 service.

General and Administrative

Total general and administrative expenses for the three-month periods ended March 31, 2014 were $433,173, compared to $363,140 for the comparable period in fiscal 2013.  The $70,033 increase in expenses between periods is due to an increase in professional services fees for legal and accounting services totaling $43,000, and a one-time $60,000 fee paid to the financier who is assisting us with our application for an E-B5 financing.  These increases were partially offset by a $32,000 reduction in personnel-related expenses.  We believe that our general and administrative expenses for the remainder of fiscal 2014 will remain relatively flat.

Other Expense

Other expense, consisting principally of interest expense, totaled $11,047 and $4,729 for the three-month periods ended March 31, 2014 and 2013, respectively.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month periods ended March 31, 2014, and 2013 were $746,774 and $729,283, respectively.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of March 31, 2014, we had $261,354 in cash and cash equivalents, compared to $414,051 as of December 31, 2013.  The $152,697 decrease in cash was due to net cash used by operating activities of $656,028 and investing activities of $3,618, partially offset by net cash provided by financing activities of $506,949.

The net cash provided by financing activities represents cash proceeds of $30,000 from investments in our common stock for cash, and $500,000 in proceeds from the issuance of two promissory notes.  These inflows were partially offset by $23,051 in outflows representing payments on outstanding notes for automobile and business insurance loans.
We had a working capital deficiency of $3,739,471 on March 31, 2014, compared to a deficiency of $3,739,475 on December 31, 2013.  However, on March 31, 2014, our current liabilities included $2,636,870 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

We expect our liquidity position to improve as we proceed through fiscal 2014, thus enabling us to support our planned operating expenses.  In the first quarter of 2014, we continued our efforts we began in 2013 to manage our liquidity, to avoid default on any third-party obligations and to continue growing our business towards cash-flow break-even, and ultimately profitability, including the following:

1)  We anticipate the number of orders for our products and services will increase in 2014 over 2013 as a result of changes we have made in our sales organization, including hiring a new sales executive and the hiring of new, more seasoned, sales representatives.  We also expect to collect cash from renewing customers of approximately $1.9 million in 2014, an estimated $800,000 increase over the approximately $1.1 million in cash from renewing customers collected in 2013.

2)  In 2013, we introduced our COPsync911 real-time threat alert service, which we believe is the only threat alert service of its kind in the United States.  The service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse or screen icon.  We are primarily offering the COPsync911 service in the State of Texas and other selected regions of the United States.  We expect the pace of COPsync911 sales to accelerate as our sales team and resellers becomes familiar with the service and the strategies for selling it.  We expect COPsync911 bookings from our direct and channel sales efforts to range between $1.2 million and $2.0 million for fiscal year 2014.

3)  Our procurement processes for third party hardware employs “just in time” principles, meaning that we attempt to schedule delivery to the customer of the third party hardware we sell immediately after we receive the hardware.  We also continue in our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware.  This change in the processing of third party hardware has helped us significantly in managing our working capital.

4)  Our key vendors continue to accommodate us through extended payment terms or practices for our outstanding payables balances, but we are uncertain how long these accommodations will continue.

5)  In the first quarter of 2014, we received a $475,000 loan from the City of Pharr, Texas, and we expect to receive an additional loan of $375,000 from that city in May or June of 2014.

6)  In April 2014, the Company’s Board of Directors authorized management to raise up to $1,000,000 in new capital in 2014, of which 80,000 has been raised as of the date of this report.  Additionally, the Company has borrowed $400,000 (see Note 15 to the Condensed Financial Statements) and is currently in discussions with potential investors to raise at least $500,000 of the target capital amount.  The Company is also seeking a working capital line of credit to fund third party and proprietary equipment purchases from the manufacturers.

7)  We are attempting to secure up to $1.5 million in funding pursuant to an EB-5 program, which we hope to close in 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  We currently have a letter of intent with a financier for the EB-5 project.  The financier has already completed the required economic impact analysis for the project, which will be located in Pharr, Texas.  We will use a portion of any proceeds from this EB-5 program to repay the bridge loans from the City of Pharr, Texas.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of at least 30 employees in the Pharr area over the 24 month period after receiving the proceeds, who will office in a recently refurbished leased facility owned by the City of Pharr.

8)  We plan to reduce our research and development expenses in 2014 by approximately $650,000 from the amount we spent in 2013, even though those expenses increased from 2013 in the first quarter.  We believe that we have the capability to reduce further operating expenses, should circumstances warrant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and recently added offerings. The Company has had recurring losses and expects to report losses for fiscal 2014. The Company believes that cash flow from operations, together with the potential sources of debt and equity and revenue-based financing outlined above will be sufficient to fund the Company’s anticipated operations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we issued 300,000 shares of our common stock, and associated warrants (with an exercise price of $0.10 per share) to purchase 60,000 shares of our common stock, in exchange for an aggregate $30,000 in cash.

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

COPSYNC, INC.

Date: May 15, 2014	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer