Form 10-Q
period 2014-06-30
COPsync, Inc.
filed 2014-08-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2014, was 177,789,501 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$109,736	$414,051
Accounts receivable, net	203,872	101,807
Inventories	183,761	357,933
Prepaid expenses and other current assets	149,337	116,573

Total Current Assets	646,706	990,364

PROPERTY AND EQUIPMENT

Computer hardware	70,676	68,847
Computer software	36,936	36,936
Fleet vehicles	190,122	134,987
Furniture and fixtures	10,467	7,872

Total Property and Equipment	308,201	248,642
Less: Accumulated Depreciation	(133,206)	(113,489)

Net Property and Equipment	174,995	135,153

OTHER ASSETS

Software development costs, net	218,236	436,471

Total Other Assets	218,236	436,471

TOTAL ASSETS	$1,039,937	$1,561,988

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$963,691	$1,419,170
Deferred revenues	2,625,084	2,878,264
Convertible notes payable, current portion	54,608	20,000
Three Year, 50% notes payable	60,750	-
Notes payable, current portion	639,790	412,405

Total Current Liabilities	4,343,923	4,729,839

LONG-TERM LIABILITIES

Deferred revenues	1,087,840	1,052,749
Convertible notes payable	539,555	594,163
Three Year, 50% notes payable, net of $198,263 discount, non-current portion	348,487	-
Notes payable, non-current portion	564,047	107,329

Total Long-Term Liabilities	2,539,929	1,754,241

Total Liabilities	6,883,852	6,484,080

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 177,789,501 and 175,014,501 issued and outstanding, respectively	17,778	17,501
Common stock to be issued, 15,000 shares	1,500	1,500
Additional paid-in-capital	14,165,915	13,709,972
Accumulated deficit	(20,029,155)	(18,651,112)

Total Stockholders' Deficit	(5,843,915)	(4,922,092)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,039,937	$1,561,988

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES

Hardware, installation and other revenues	$934,916	$453,158	$1,839,847	$1,207,020
Software license/subscription revenues	644,675	416,689	1,227,564	813,956

Total Revenues	1,579,591	869,847	3,067,411	2,020,976

COST OF REVENUES

Hardware and other costs	799,361	397,307	1,497,268	916,936
Software license/subscriptions	242,653	232,078	465,159	454,675

Total Cost of Revenues	1,042,014	629,385	1,962,427	1,371,611

GROSS PROFIT	537,577	240,462	1,104,984	649,365

OPERATING EXPENSES

Research and development	405,667	579,552	958,671	1,029,149
Sales and marketing	332,044	277,560	649,001	598,280
General and administrative	359,310	362,623	792,483	725,763

Total Operating Expenses	1,097,021	1,219,735	2,400,155	2,353,192

LOSS FROM OPERATIONS	(559,444)	(979,273)	(1,295,171)	(1,703,827)

OTHER INCOME (EXPENSE)

Interest income	-	6	-	6
Interest expense	(44,829)	(4,852)	(55,531)	(9,581)
Other	(1,246)	1,791	(1,591)	1,791

Total Other Income (Expense)	(46,075)	(3,055)	(57,122)	(7,784)

NET LOSS BEFORE INCOME TAXES	(605,519)	(982,328)	(1,352,293)	(1,711,611)

INCOME TAXES	-	-	-	-

NET LOSS	$(605,519)	$(982,328)	$(1,352,293)	$(1,711,611)

Series B preferred stock dividend	(1,130)	(26,178)	(27,020)	(52,068)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(25,048)	-	(25,048)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(631,697)	$(1,008,506)	$(1,404,361)	$(1,763,679)

LOSS PER COMMON SHARE - BASIC & DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	176,394,996	172,882,737	175,791,435	172,669,185

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,352,293)	$(1,711,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,446	236,265
Employee and non-employee stock compensation	112,201	99,920
Amortization of restricted stock grants	4,237	30,000
Capital contributed/co-founders' forfeiture of contractual compensation	39,500	39,500
Loss/(Gain) on asset disposals	1,591	(1,791)
Change in operating assets and liabilities:
Accounts receivable	(102,065)	(75,768)
Inventories	174,172	106,824
Prepaid expenses and other current assets	23,364	24,450
Deferred revenues	(218,089)	1,412,460
Accounts payable and accrued expenses	(422,375)	(276,085)

Net cash provided to operating activities	$(1,499,311)	$(115,836)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	2,500	105,400
Purchases of property and equipment	(16,640)	(88,275)

Net cash (used in)/provided by investing activities	$(14,140)	$17,125

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	700,000	51,880
Payments on notes payable	(93,364)	(220,098)
Proceeds from three-year, 50% notes payable	405,000	-
Proceeds received on convertible notes	-	160,000
Proceeds from stock deposit for common stock to be issued	-	1,500
Proceeds from issuance of common stock for cash	197,500	320,930

Net cash provided by financing activities	$1,209,136	$314,212

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(304,315)	215,501

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	414,051	174,444

CASH AND CASH EQUIVALENTS, END OF YEAR	$109,736	$389,945

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$30,692	$7,882
Cash paid for income tax	$7,602	$5,765

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Partial financing associated with the purchase of two fleet vehicles	$49,503	$-
Non-cash issuance of 60,000 shares of common stock to third party for services performed and to be performed	$60,000	$-
Conversion of convertible notes, plus accrued interest into 200,000 and 191,000 shares of common stock, respectively	$20,000	$19,100
Issuance of common stock for prior year stock subscriptions	$-	$7,000
Financing of prepaid insurance policy	$27,963	$-
Series B Preferred stock dividends	$27,020	$52,068
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$25,048	$-

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014, and its results of operations and cash flows for the three month and six month periods ended June 30, 2014.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. The results for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014, or any other period. The year-end condensed balance sheet data as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

The Company sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync Network service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the Network service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed the COPsync Network to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the COPsync Network system architecture is designed to scale nationwide.

In addition to the Company’s core COPsync Network service, the Company offers three complementary service/product offerings.  These offerings are COPsync911, an emergency threat notification service;  VidTac, an in-vehicle video camera system for law enforcement and fire departments; and WARRANTsync, a statewide misdemeanor warrant clearing database.

The Company offers the COPsync911 threat alert, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, governmental office buildings, energy infrastructure and other facilities with a high level of concern about security. When used in schools, for example, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon located on every computer within the facility. The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  The Company expects its COPsync911 service to reduce emergency law enforcement response times by five to seven minutes.

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

The VidTac system is price advantageous vis-a-vis other high-end video systems. The Company is offering it for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that have in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  The Company believes that the VidTac system will accelerate the Company’s revenue growth and help it achieve profitability.

The WARRANTsync system is designed to be a statewide misdemeanor warrant clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay the outstanding warrant fees and costs using a credit card or debit card.  Following payment, the offender is given a receipt and the transaction is complete.  This product represents a very small portion of the Company’s revenues and could be viewed as an enhancement feature to the core COPsync Network service.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

At June 30, 2014, the Company had cash and cash equivalents of $109,736, a working capital deficit of $3,697,217 and an accumulated deficit of $20,029,155.  In the six month period ended June 30, 2014, the Company continued the efforts it began in fiscal year 2013 to manage its liquidity, to avoid default on any third-party obligations and to continue growing its business towards cash-flow break-even, and ultimately profitability, including the following:

1)  We anticipate orders for our products and services will begin to accelerate during the latter part of 2014 as a our sales team becomes more seasoned.

2)  In 2013, the Company introduced the COPsync911 real-time threat alert service, which the Company believes is the only threat alert service of its kind in the United States.  The service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly from any Windows-based computer or any handheld device to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse or screen icon.  The Company is offering the COPsync911 service in the State of Texas and other selected regions of the United States.   The Company expects the pace of COPsync911 sales to accelerate as its sales team and resellers becomes familiar with the service and the strategies for selling it.

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

5)  In the first quarter of 2014, the Company received a $475,000 loan from the City of Pharr, Texas.

6)  In April 2014, the Company’s Board of Directors authorized management to raise up to $1,000,000 in new capital in 2014, of which $280,000 in equity has been raised as of the date of this report.  Additionally, the Company has borrowed $1,405,000, and is currently in discussions with potential investors to raise at least $500,000 of the target capital amount.  The Company is also seeking a working capital line of credit to fund third party and proprietary equipment purchases from the manufacturers.

7)  The Company is attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which the Company hopes to close in 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  The Company currently has a letter of intent for $1.5 million with a financier for the EB-5 program.  The financier has already completed the required economic impact analysis for the project, which will be located in Pharr, Texas.  The Company will use a portion of any proceeds from this EB-5 program to repay the bridge loan from the City of Pharr.  Any remaining funds will be used for general working capital purposes, to include the Company’s anticipated hiring of at least 30 employees in the Pharr area over the 24 month period after receiving the proceeds, who will office in a recently refurbished leased facility owned by the City of Pharr.

8)  The Company has taken steps to reduce its research and development expenses in 2014 by approximately $650,000 from the approximate $2,157,000 amount it spent in 2013.  Further, the Company believes that it has the capability to reduce further operating expenses, should circumstances warrant doing so.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its offerings. The Company has had recurring losses and expects to report losses for fiscal 2014. The Company believes that cash flow from operations, together with the potential sources of debt and equity financing and other sources outlined above will be sufficient to fund the Company’s anticipated operations for the next twelve months.

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

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”, was issued in May 2014.  ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve this core principle, the guidance provides that an entity should apply the following steps:  (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  The Company expects to adopt ASU 2014-09 for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its financial statements.

NOTE 5 – INVENTORY

Inventory consisted of the following at June 30, 2014, and December 31, 2013, respectively:

Category	June 30, 2014	December 31, 2013

Raw materials	$34,579	$-
Work-in-process	-	-
Finished goods	149,182	357,933

Total Inventory	$183,761	$357,933

The Company’s inventory includes third-party hardware, which consists of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as, our propriety product, VidTac.  The third-party hardware is purchased from a few select vendors, whereas the VidTac product is manufactured by a contract manufacturer.

During the six months period ended June 30, 2014, the Company’s inventories decreased.  The decrease in finished goods inventory resulted from the installation during the first six months of 2014 of previously-procured and inventoried third-party hardware.  The various components of third-party hardware are all considered finished goods because the individual items may be, and are, sold in a package arrangement, or on an individual basis, normally at the same pricing structure.

See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion involving the Company’s inventory investment recorded in the years ended December 31, 2013 and 2012.

Relative to the VidTac propriety product, in 2012 the Company selected and entered into a manufacturing agreement with a contract manufacturer to build the new VidTac unit at a contracted price and to the Company’s specifications.  The manufacturing agreement calls for the Company to periodically place a demand purchase order for finished units to be manufactured and delivered as finished goods.  Recently, the Company has been placing small quantity purchase orders with the contract manufacturer, with payment terms consisting of a prepayment arrangement or “pay as you go” basis, requiring approximately 50% in prepayments.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

At December 31, 2013, the Company reported no raw materials inventory.  At June 30, 2014, the Company had $34,579 in raw material pertaining to certain completed, top-level component assemblies not yet incorporated into finished VidTac units.  These items will continue to be used in future manufactured VidTac units; thus the Company believes that there is no risk of obsolescence.

NOTE 6 – NOTES PAYABLE – (NON-CONVERTIBLE)

The Company’s total notes payable at June 30, 2014 was $1,613,074, representing a net increase of $1,093,340 for the six month period ended June 30, 2014.  The following table shows the components of notes payable at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
Loan Type	2014	2013
Bank	$113,066	$73,542
Insurance	27,293	34,069
Three-year, 50% Notes, net of $198,263 discount	409,237	-
Demand Note	1,063,478	412,123
Total notes payable	1,613,074	519,734
Less: Current portion	(700,540)	(412,405)
Long-term portion	$912,534	$107,329

During the six month period ended June 30, 2014, the Company incurred the following increases in notes payable:

1)	Two five-year bank notes, with total principal of $49,503 and an interest rate of 4.0% per annum, for the purchase of three automobiles to be used in sales and operations.

2)
The Company received a $475,000 loan from the City of Pharr, Texas. The loan documents are still being finalized at the date of this report, but the note is expected to bear interest at 8.0% per annum.  The loan principal amount is expected to be due in full on the earlier to occur of the 18 month anniversary of the loan or the receipt by the Company of an expected $1.5 million in proceeds from an EB-5 visa funding arrangement the Company is pursuing.  The loan is expected to be secured by a first priority security interest in the Company’s accounts receivable.  The city is expected to also receive a modest percentage of the Company’s revenue, payable quarterly, with respect to contracts for the Company’s products and services with customers located in a specified territory in the southern portion of Texas, for a specified period of time.

3)
The Company executed a $27,963 eleven-month note payable pertaining to the Company’s business insurance coverage for inland marine, general and product liability risk exposures.  The note calls for monthly payments of principal and has an interest rate of 7.5% per annum.

4)
On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its Chief Executive Officer.  Interest at 3.0% per annum is due upon maturity of the promissory note.  The Company’s Chief Executive Officer has elected to extend the maturity date of this note to September 30, 2014.

5)
In September 2013, an individual loaned the Company $50,000 to procure third-party hardware for a new contract.  The note matured on March 31, 2014, bore simple interest at a rate of 9.9% per annum, and was payable upon maturity.  Prior to the maturity date, the note holder elected to increase the amount of the note payable to $250,000.  As a result, the $50,000 note was cancelled and replaced with a new $250,000 unsecured note, which matures on April 15, 2015, and accrues interest at a rate of 12.9% per annum.  Payment of the accrued interest is due upon the note’s maturity.  Accrued interest on the cancelled note totaled $2,807 and was paid in the second quarter of 2014.

6)
In May 2014, eight individuals loaned the Company an aggregate of $405,000 in cash.  The resulting promissory notes included the following terms:  each note is due thirty-six months from issuance date, contemplates a 50% simple interest return by the end of the note term, and requires a specific repayment amount be made by the Company every six months, commencing six months after the note is issued.  The aggregate repayment amount of the notes payable is $607,500.  The repayment amounts increase in value on an annual basis throughout the life of the note.  The Company is required to repay 10%, 30% and 65% of the aggregate repayment amount in years one, two and three of the notes’ term, respectively.  The aggregate discount on the notes, totaling $202,500, is recorded in the Balance Sheet at the outset as a contra-notes payable and located in long-term liabilities.  The discount is amortized ratably over the life of the respective promissory notes and is recorded as interest expense in the Company’s Statement of Operations.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the first six months of 2014, the Company made principal payments of $44,718, primarily through scheduled monthly payments on notes payable that financed the Company’s business insurance policies and bank notes for automobile loans.

Additionally, during the period, the Company paid a maturing loan in the amount of $48,646.  The original loan to the Company was made in September 2013 by an individual for the purpose of procuring third-party hardware for a new contract, and consisted of $50,000 in principal, an interest rate of 9.9% per annum, a maturity date in March 2014, and required the Company to make monthly principal and interest payments during the life of the loan to the individual note holder.

In November 2013, the Company executed two short-term notes payable in the aggregate amount of $313,477 with an equipment financing company to finance the purchase of certain third-party equipment to be sold by the Company to its contracted customers.  Both notes were scheduled to mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The equipment financing company is owned by one of the Company’s outside directors.  During the second quarter of 2014, the equipment financing company extended the maturity date of the note by six months, making the notes due in November 2014.  The equipment financing company required the Company to pay the accumulated interest for the original six-month period as a condition to the extension of the maturity date.  Total interest of $23,646 was paid in the second quarter of 2014.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the first six months of 2014, fifteen of the eighteen holders of the Company’s convertible promissory notes, representing $554,163 in aggregate principal amount, elected to execute either a one-year or two-year extension of their original notes.  As a result of these elections, the Company reclassified the aggregate principal amount of $554,163 from current liabilities to long-term liabilities as of June 30, 2014 and December 31, 2013.

During the first quarter of 2014, the holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The total principal amount of the converted note on the date of conversion was $20,000.  The Company issued a total of 200,000 shares of its common stock at the conversion price of $0.10 per share pursuant to the terms of the note.

Convertible notes payable at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30,	December 31,
	2014	2013
Total convertible notes payable	$873,263	$873,263
Less: note conversions	$279,100	$259,100

Convertible notes payable, net	$594,163	$614,163
Less: current portion	$54,608	$20,000

Convertible notes payable, net, long-term portion	$539,555	$594,163

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

Each share of Series A Preferred Stock automatically convert into fully-paid non-assessable shares of common stock, at the then effective conversion rate for the Series A Preferred Stock, as follows:  1) immediately prior to the closing of firm commitment involving an initial public offering, or 2) upon the receipt of the Company of a written request for such conversion from the holders of at least a majority of the Series A Preferred stock then outstanding, or if later, the effective date for conversion specified in such requests.

Preferred Stock Series B

During 2009 and the first quarter of 2010, the Company issued a total of 375,000 shares of its Series B Preferred Stock in a private placement in which the Company raised $1,500,000 in gross proceeds.  The 375,000 shares of the Company’s Series B Convertible Preferred Stock are convertible into a total of 15,000,000 shares of the Company’s common stock.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock receiving any payments, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances, or deemed issuances, by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded $27,020 in accrued dividends and $25,048 in accretion of beneficial conversion feature on the Series B Preferred Stock for the six-month period ended June 30, 2014, and $52,068 of accrued dividends for the comparable period in 2013.

NOTE 9 – COMMON STOCK

During the six month period ended June 30, 2014, the Company issued a total of 1,975,000 shares of common stock, along with 395,000 warrants, to eleven individual investors, for an aggregate cash purchase price of $197,500, or $0.10 per share.

During the period, the Company also issued 600,000 shares of its common stock, and 120,000 associated warrants (with an exercise price of $0.10 per share), in exchange for $60,000 of services, $31,835 of which services had been performed and $28,165 of which have yet to be performed.

The Company also issued 200,000 shares of its common stock upon the conversion of $20,000 in principal amount of an outstanding convertible note during the period (See Note 7).

NOTE 10 – COMMON STOCK TO BE ISSUED

During 2013, the Company received a series of small deposits from a single investor totaling $1,500 for the purchase of shares of common stock and 300 warrants, which the Company anticipates will be issued later in 2014.  The term of the warrants is four years, and the exercise price is $0.10 per share.  The warrants will have no value assigned to them because the warrants will be issued as a unit with common stock shares.  This is consistent with the provisions of ASC 718.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at June 30, 2014 and December 31, 2013.

	At June 30, 2014		At December 31, 2013
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock to be issued at $0.10 per share	15,000	1,500	15,000	1,500

Total number of shares and value	15,000	$1,500	15,000	$1,500

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

The Company's common stock equivalents, at June 30, 2014 and 2013, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2014	2013
Convertible promissory notes outstanding	6,053,831	5,178,281
Warrants outstanding	18,244,842	10,997,842
Stock options outstanding	9,970,554	8,585,000
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	15,000	319,300
Dividends on preferred stock outstanding	5,804,867	4,410,077

Total Common Stock Equivalents	55,189,094	44,286,200

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 12 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the three-month period ended June 2014, is as follows:

2014
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2014	11,049,842	$0.16

Granted	7,670,000	0.10

Cancelled	-	-
Expired	(475,000)	0.19

Outstanding, June 30, 2014	18,244,842	$0.14

Exercisable, June 30, 2014	11,489,842	$0.16

During the six month period ended June 30, 2014, the Company issued 395,000 warrants associated with the issuance of 1,975,000 shares of the Company’s common stock pursuant to new investments for cash totaling $197,500 and involving eleven individual investors.  The term of the warrants is four years from date of issuance, and possesses an exercise price range of $0.10 to $0.14 per share of common stock.

Also during the six month period, the Company issued 7,155,000 warrants to purchase an aggregate of 7,155,000 shares of the Company’s common stock, at a price of $0.10 per share, to two outside consultants following their meeting specific performance metrics associated with growing the Company’s book of new business and/or securing additional capital or debt funding.  Each warrant specifies the individual tranches related to the specific metrics that must be achieved in order for the underlying shares to become exercisable.  The term of the two consulting agreements is five years.  No valuation is determined for the respective tranches until the associated performance metric is achieved.  A total of 400,000 warrants associated with these two agreements became exercisable during the six-month period as a result of one warrant holder achieving two specified metrics.  The fair value of the 400,000 warrants totaled $33,559 and was determined by using the Black Scholes valuation method.  This non-cash expense was recorded as general and administrative expense in the Company’s statement of operations.

Finally, the Company issued 120,000 four-year warrants to purchase 120,000 shares of the Company’s common stock (with an exercise price of $0.10 per share) in connection with the issuance of 600,000 shares of its common stock in exchange for $60,000 of services, $31,835 of which services had been performed and $28,165 of which have yet to be performed.  This non-cash transaction was recorded on the Company’s Balance Sheet as a debit to Accounts Payable and Accrued Expense for $31,835 representing outstanding vendor invoices to be paid, and Prepaid Expenses for $28,165, representing the value of services to be performed by the vendor.  The term of the warrants is four years from date of issuance.

Under the provisions of ASC 718, no value was assigned to the warrants granted during the six month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s outstanding and exercisable warrants at June 30, 2014:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 6/30/14	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 6/30/14	Weighted Average Exercise Price
0.10	11,634,260	3.72	$0.10	4,879,260	$0.10
$0.13 - 0.14	235,000	3.91	$0.13	235,000	$0.13
0.20	6,375,582	2.15	0.20	6,375,582	0.20

$0.10 - 0.20	18,244,842	3.18	$0.14	11,489,842	$0.16

NOTE 13 – EMPLOYEE OPTIONS

As of June 30, 2014, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. In April 2014, the Board of Directors authorized an additional 10,000,000 options under the 2009 Long Term Incentive Plan.  The outstanding options have a term of ten years and vest monthly over five years, quarterly over five years, quarterly over three years or over three years, with 33.3% vesting on the one year anniversary date, and the remaining 66.7% vesting quarterly over the remaining two years.  As of June 30, 2014, options to purchase 9,970,554 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 6,569,714 shares were exercisable, with a weighted average exercise price of $0.09 per share.

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

For the six months ended June, 2014 and 2013, the Company recorded share-based compensation expense of $78,642 and $99,920, respectively.

For the six months ended June 30, 2014, the Company granted options to purchase 1,825,000 shares of its common stock with an exercise price of $0.10 per share.  Of the total options granted, options to purchase 75,000 shares were granted to three outside directors, each of whom received a set number of options as part of their annual compensation for serving on the Company’s Board of Directors, and options to purchase 1,750,000 shares were granted to two members of executive management.  The total value of these stock options, utilizing the Black Scholes valuation method, was $133,829.  The term of the stock options is ten years, with three year vesting, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the six months ended June 30, 2014 under the Company’s 2009 Long Term Incentive Plan is as follows:

	June 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	8,375,000	$0.09	$670,000
Granted	1,825,000	$0.10	$127,750
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(229,446)	$0.00	$(20,650)

Outstanding at period end	9,970,554	$0.09	$777,100	7.48

Options vested and exercisable at period end	6,569,714	$0.09	$496,384	6.73

Weighted average grant-date fair value of options granted during the period		$0.10

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.08	2,500,000	6.34	$0.08	2,187,500	$0.08
$0.09 – $0.10	7,470,554	7.16	$0.09	4,382,214	$0.10
	9,970,554			6,569,714

A summary of the status of the Company’s non-vested option shares as of June 30, 2014 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	2,317,506	$0.09
Granted	1,825,000	$0.10
Forfeited	(229,446)	$0.09
Vested	(512,270)	$0.08
Non-vested	3,400,840	$0.09

As of June 30, 2014, there was approximately $244,006 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 2.1 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of June 30, 2014, as well as an estimate of the timing in which these obligations are expected to be satisfied

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	After 2018

Long-Term Debt Obligations	$2,405,461	$414,399	$1,768,174	$219,734	$3,154
Purchase Obligations	$389,813	$155,925	$233,888	$-	$-
Operating Lease Obligations	$127,532	$67,517	$60,015	$-	$-
Total Contractual Obligations	$2,922,806	$637,841	$2,062,077	$219,734	$3,154

With regards to Purchase Obligations above, the Company has placed a demand purchase order valued at $433,130 with our VidTac contract manufacturer for finished units to be delivered ratably throughout a ten-month period commencing in September 2014.

Our purchase order placed with the contract manufacturer is non-cancellable in nature; however, there are some relief provisions: (1) we may change the original requested delivery dates if we give sufficient advance notice to the contact manufacturer; and (2) should we elect to cancel the purchase order in total or in part, we would only be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the six month periods ended June 30, 2014 and 2013 totaled $20,000 for Mr. Chaney and $19,500 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

During the third quarter of 2014, as of August 9, 2014, the Company had raised an additional $82,500 in new capital investments from multiple investors.

NOTE 16 – RELATED PARTY TRANSACTIONS

Of the Company’s total Non-Convertible Notes Payable and Convertible Notes Payable balances, a number of related party debt instruments exist.  Those debt instruments executed by the Company are as follows:

1)
 A convertible note with the Company’s Chief Executive officer with a face value of $120,534, dated February 7, 2013 and with a maturity date of March 31, 2016.  The instrument accrues interest at 3% per annum.

2)
A convertible note with the Company’s Chief Executive officer with a face value of $40,000, dated August 12, 2013 and with a maturity date of March 31, 2016.  The instrument accrues interest at 3% per annum.

3)
A convertible note with the spouse of the Company’s Chief Executive officer with a face value of $60,000, dated November 25, 2013 and with a maturity date of March 31, 2016.  The instrument accrues interest at 3% per annum.

4)	A non-interest-bearing, non-convertible note with the Company’s Chief Executive officer with a face value of $25,000, dated February 28, 2014 and with a maturity date of September 30, 2014.

5)
Two non-convertible notes payable in the aggregate amount of $313,477 with an equipment financing company to finance the purchase of certain third-party equipment to be sold by the Company to its contracted customers.  Both notes were scheduled to mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The equipment financing company is owned by one of the Company’s outside directors.  During the second quarter of 2014, the equipment financing company extended the maturity date of the note by six months, making the notes due in November 2014.

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

Overview

The Company sells the COPsync service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync Network service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the Network service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed the COPsync Network to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the COPsync Network system architecture is designed to scale nationwide.

The Company offers the COPsync911 threat alert, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, governmental office buildings, energy infrastructure and other facilities with a high level of concern about security. When used in schools, for example, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon located on every Windows-based computer and mobile device within the facility. The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  The Company expects its COPsync911 service to reduce emergency law enforcement response times by an estimated five to seven minutes.

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

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems.   We are offering our system for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that have in-vehicle computers, our VidTac system eliminates the need to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  We believe that our VidTac system will accelerate our revenue growth and help us achieve profitability.

To date, our COPsync Network service has successfully submitted, processed and relayed over 8,940,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of June 30, 2014, 545 law enforcement agencies, courts and school districts, primarily in the State of Texas, had contractually subscribed to use our COPsync Network, including the WARRANTsync warrant collection feature, and COPsync911 threat alert service.  We currently have at least one customer using at least one of our products in 78% of the 254 Texas counties.

We sell the COPsync Network and the COPsync911 threat alert service on a “software as a service” (SaaS) subscription basis.  Our customers subscribe to use the service for a contractually specified period.  Service fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue through a combination of new subscribers and renewals (at modest, yet ever increasing prices) of existing subscribers.

Pertinent attributes of the Company’s business model include the following:

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

Assuming we are successful in obtaining new users of our service, as well as retaining high renewal rates of existing users, we anticipate that the recurring nature of the Company`s subscription model will result in annually recurring, sustainable and predictable cash and revenue growth, year-over-year.

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

Results of Operations

Revenues

Total revenues for the three-month and six-month periods ended June 30, 2014 were $1,579,591 and $3,067,411, respectively, compared to $869,847 and $2,020,976 for the respective comparable periods in 2013.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions for the three month and six month periods ended June 30, 2014 were $644,675 and $1,227,564, respectively, compared to $416,689 and $813,956 for the respective comparable periods in 2013.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, increased revenue attributable to contract renewals, and approximately $160,000 in revenues attributable to our new product, COPsync911, which we introduced in 2013.  Hardware, installation and other revenues for the three month and six month periods ended June 30, 2014 were $934,916 and $1,839,847, respectively, compared to $453,158 and $1,207,020 for the respective comparable periods in 2013.  The increase in these revenues was due to a significant increase in large, hardware intensive contracts, involving both new customers and existing customers electing to replace or update their computer equipment.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue ratably during the service period.  As of June 30, 2014, we had $3,712,923 in deferred revenues, compared to $3,931,013 as of December 31, 2013.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month periods ended June 30, 2014 and 2013:

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%

Hardware, installation and other revenues
Revenues	$934,916	100%	$453,158	100%	$1,839,847	100%	$1,207,020	100%
Cost of Revenues-hardware & other external costs	746,521	81%	368,090	81%	1,389,597	76%	855,373	71%
Cost of Revenues-internal costs	52,840	6%	29,217	6%	107,671	6%	61,563	5%
Total Gross Profit	$135,555	14%	$55,851	12%	$342,579	19%	$290,084	24%

Software license/subscription revenues
Revenues	$644,675	100%	$416,689	100%	$1,227,564	100%	$813,956	100%
Cost of Revenues-internal costs	133,536	21%	122,961	30%	246,924	20%	236,446	29%
Amortization of capitalized software development costs	109,117	17%	109,117	26%	218,235	18%	218,229	27%
Total Gross Profit	$402,022	62%	$184,611	44%	$762,405	62%	$359,281	44%

Total Company
Revenues	$1,579,591	100%	$869,847	100%	$3,067,411	100%	$2,020,976	100%
Cost of Revenues	1,042,014	66%	629,385	72%	1,962,427	64%	1,371,611	68%
Total Gross Profit	$537,577	34%	$240,462	28%	$1,104,984	36%	$649,365	32%

Total cost of revenues for the three-month and six-month periods ended June 30, 2014, were $1,042,014 and $1,962,427, respectively, compared to $629,385 and $1,371,611 for the respective comparable periods in 2013.  As a result, we realized gross profits for the three month and six month periods ended June 30, 2014 of $537,577 and $1,104,984, respectively, compared to $240,462 and $649,365 for the respective comparable periods in 2013.

Cost of revenues for hardware, installation and other revenues for the three-month and six-month periods ended June 30, 2014 were $799,361 and $1,497,268, respectively, compared to $397,307 and $916,936 for the respective comparable periods in 2013.  The increase in cost of these revenues between the periods was due to higher hardware sales in 2014.  Included in the cost of these revenues are internal costs, which totaled $52,840 and $107,671 respectively, in 2014, compared to $29,217 and $61,563 for the respective comparable periods in 2013.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The increase in internal costs between periods is due principally to an increase in headcount and travel expenses.  The total gross profit from hardware, installation and other revenue totaled $135,555 and $342,579, respectively, compared to $55,851 and $290,084 for the respective comparable periods in 2013.  The increase in gross profit performance was due to the increased volume of this business.

Cost of revenues for software license/subscription revenues for the three-month and six-month periods ended June 30, 2014 were $242,653 and $465,159, respectively, compared to $232,078 and $454,675 for the respective comparable periods in 2013.  These costs represent internal costs associated with our customer support team and web-hosting facilities, as well as amortization of capitalized developmental software.  The resulting gross profit from software license/subscription revenues for the three month and six month periods ended June 30, 2014 were $402,022 and $762,405, respectively, compared to $184,611 and $359,281 for the respective comparable periods in 2013.  The increase in gross profit from these sales was due to the higher level of revenues compared to a relatively constant level of costs associated with these revenues.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat throughout year 2014.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and six-month periods ended June 30, 2014 were $405,667 and $958,671, respectively, compared to $579,552 and $1,029,149 for the respective comparable periods in 2013.  The decreases were due to decreased contract labor for IT/software development services and decreased employee headcount resulting from management’s decision to reduce research and development expenses by approximately $650,000 from the $2,157,597 that we spent on those expenses in 2013.

Sales and Marketing

Total sales and marketing expenses for the three-month and six month periods ended June 30, 2014 were $332,044 and $649,001, respectively, compared to $277,560 and $598,280 for the respective comparable periods in fiscal 2013.  The increases in these expenses between periods are due primarily to increases in personnel and travel-related costs resulting from headcount additions that occurred in the first quarter of 2014.   We believe our sales and marketing expenses for fiscal year 2014 will remain higher than those expenses incurred in fiscal year 2013.

General and Administrative

Total general and administrative expenses for the three-month and six month periods ended June 30, 2014 were $359,310 and $792,483, respectively, compared to $362,623 and $725,763 for the respective comparable periods in fiscal 2013.  The year-over-year increase in expenses for the six month periods is due principally to professional services incurred in the first quarter of 2014 and involving the Company making application for additional funding pursuant to the EB-5 program.  We believe that our general and administrative expenses for the remainder of fiscal 2014 will remain flat relative with the expense level incurred during the second quarter of 2014.

Other Expense

Other expense, consisting principally of interest expense, totaled $46,075 and $57,122 for the three-month and six-month periods ended June 30, 2014, respectively, compared to $3,005 and $7,784, respectively, for same periods in fiscal 2013.  The increase in interest expense between periods relates to our recently completed debt transactions.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and six-month periods ended June 30, 2014 were $605,519 and $1,352,293, respectively, compared to $982,328 and $1,711,611, respectively, for the same periods in fiscal 2013.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of June 30, 2014, we had $109,736 in cash and cash equivalents, compared to $414,051 as of December 31, 2013.  The $304,315 decrease in cash was due to net cash used by operating activities of $1,499,311 and investing activities of $14,140, partially offset by net cash provided by financing activities of $1,209,136.

The net cash provided by financing activities represents cash proceeds of $197,500 from investments in our common stock for cash, and $1,105,000 in proceeds from the issuance of various promissory notes.  This cash provided was partially offset by $93,364 in cash used, representing payments on outstanding notes for automobile and business insurance loans and a single notes payable of $48,646.

We had a working capital deficiency of $3,697,217 on June 30, 2014, compared to a deficiency of $3,739,475 on December 31, 2013.  However, on June 30, 2014, our current liabilities included $2,625,084 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which, we believe will not represent a majority of this amount.  Of the notes payable, current portion totaling $639,790 included in current liabilities, $588,477 of the notes are held by stockholders of the Company.  The Company believes that these notes would be extended by the note holders should the Company not have sufficient cash on hand to repay the notes on the current due dates.

Plan of Operation for the Next Twelve Months

We expect our liquidity position to improve as we proceed through fiscal 2014, thus enabling us to support our planned operating expenses.  During the first six months of 2014, we continued the efforts we began in 2013 to manage our liquidity, to avoid default on any third-party obligations and to continue growing our business towards cash-flow break-even, and ultimately profitability, including the following:

1)  We anticipate orders for our products and services will begin to accelerate during the latter part of 2014 as our sales team becomes more seasoned.  We also expect to collect cash from renewing customers of approximately $1.9 million in 2014, an estimated $800,000 increase over the approximately $1.1 million in cash from renewing customers collected in 2013.

2)  In 2013, we introduced our COPsync911 real-time threat alert service, which we believe is the only threat alert service of its kind in the United States.  The service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with just the click of a computer mouse or screen icon.  We are offering the COPsync911 service in the State of Texas and other selected regions of the United States.  We expect the pace of COPsync911 sales to accelerate as our sales team and resellers become familiar with the service and the strategies for selling it.  We expect COPsync911 bookings from our direct and channel sales efforts to approximate $500,000 for fiscal year 2014.

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

5)  In the first quarter of 2014, we received a $475,000 loan from the City of Pharr, Texas.

6)  In April 2014, our Board of Directors authorized management to raise up to $1,000,000 in new capital in 2014, of which $280,000 in equity has been raised as of the date of this report.  Additionally, we have borrowed $1,405,000, and are currently in discussions with potential investors to raise at least $500,000 of the target capital amount.  We are also seeking a working capital line of credit to fund third party and proprietary equipment purchases from our manufacturers.

7)  We are attempting to secure up to $1.5 million in funding pursuant to an EB-5 visa program, which we hope to close in 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  We currently have a letter of intent with a financier for the EB-5 project.  The financier has already completed the required economic impact analysis for the project, which will be located in Pharr, Texas.  We will use a portion of any proceeds from this EB-5 program to repay the bridge loan from the City of Pharr, Texas.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of at least 30 employees in the Pharr area over the twenty-four month period after receiving the proceeds, who will office in a recently refurbished leased facility owned by the City of Pharr.

8)  We plan to reduce our research and development expenses in 2014 by approximately $650,000 from the approximate amount of $2,157,000 we spent in 2013.  We believe that we have the capability to reduce further operating expenses, should circumstances warrant doing so.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have accumulated significant losses as we have been developing our offerings. We have had recurring losses and expect to report losses for fiscal 2014. We believe that cash flow from operations, together with our current capital raising efforts outlined above will be sufficient to fund our anticipated operations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued 1,675,000 shares of our common stock, and associated warrants (with exercise prices ranging from $0.10 to $0.14 per share) to purchase 335,000 shares of our common stock, in exchange for an aggregate $167,500 in cash.  Additionally, we issued 600,000 shares of our common stock, and 120,000 associated warrants (with an exercise price of $0.10 per share) in exchange for $60,000 of software development services, $31,835 of which services were already performed and $28,165 of which are to be performed.

The shares of common stock and warrants were offered primarily to individuals and entities that we reasonably believed to be “accredited investors,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and warrants.  We disclosed to the investors that the shares of common stock and the warrants, and the common stock underlying the warrants, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available and the certificates representing the shares and the warrants included, and the certificates representing the common stock to be issued upon exercise of the warrants (if applicable) will include a legend to that effect.

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

COPSYNC, INC.

Date: August 14, 2014	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer