Form 10-Q
period 2014-09-30
COPsync, Inc.
filed 2014-11-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2014, was 201,552,444 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$1,150,421	$414,051
Accounts receivable, net	236,519	101,807
Inventories	284,014	357,933
Prepaid expenses and other current assets	101,797	116,573
Deferred loan costs	50,000	-

Total Current Assets	1,822,751	990,364

PROPERTY AND EQUIPMENT

Computer hardware	70,670	68,847
Computer software	36,936	36,936
Fleet vehicles	174,094	134,987
Furniture and fixtures	10,467	7,872

Total Property and Equipment	292,167	248,642
Less: Accumulated Depreciation	(141,151)	(113,489)

Net Property and Equipment	151,016	135,153

OTHER ASSETS

Software development costs, net	109,118	436,471

Total Other Assets	109,118	436,471

TOTAL ASSETS	$2,082,885	$1,561,988

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,081,739	$1,419,170
Deferred revenues	2,243,537	2,878,264
Convertible notes payable, current portion	9,608	20,000
Three Year, 50% notes payable, net of $0 discount, current portion	60,750	-
Notes payable, current portion	678,986	412,405

Total Current Liabilities	4,074,620	4,729,839

LONG-TERM LIABILITIES

Deferred revenues	1,139,862	1,052,749
Convertible notes payable	419,178	594,163
Three Year, 50% notes payable, net of $181,385 discount, non-current portion	365,365	-
Notes payable, non-current portion	538,752	107,329

Total Long-Term Liabilities	2,463,157	1,754,241

Total Liabilities	6,537,777	6,484,080

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 195,162,444 and 175,014,501 issued and outstanding, respectively	19,515	17,501
Common stock to be issued, 2,800,000 and 15,000 shares, respectively	292,000	1,500
Additional paid-in-capital	15,928,577	13,709,972
Accumulated deficit	(20,695,031)	(18,651,112)

Total Stockholders' Deficit	(4,454,892)	(4,922,092)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,082,885	$1,561,988

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES

Hardware, installation and other revenues	$600,843	$724,728	$2,440,690	$1,931,748
Software license/subscription revenues	701,424	487,413	1,928,988	1,301,369

Total Revenues	1,302,267	1,212,141	4,369,678	3,233,117

COST OF REVENUES

Hardware and other costs	411,486	655,491	1,908,754	1,572,427
Software license/subscriptions	243,482	307,383	708,641	762,058

Total Cost of Revenues	654,968	962,874	2,617,395	2,334,485

GROSS PROFIT	647,299	249,267	1,752,283	898,632

OPERATING EXPENSES

Research and development	499,934	515,533	1,458,605	1,544,682
Sales and marketing	398,607	303,191	1,047,608	901,471
General and administrative	370,097	308,069	1,162,580	1,033,832

Total Operating Expenses	1,268,638	1,126,793	3,668,793	3,479,985

LOSS FROM OPERATIONS	(621,339)	(877,526)	(1,916,510)	(2,581,353)

OTHER INCOME (EXPENSE)

Interest income	-	-	-	6
Interest expense	(48,323)	(5,244)	(103,854)	(14,825)
Gain on asset disposals	3,754	-	2,163	1,791

Total Other Income (Expense)	(44,569)	(5,244)	(101,691)	(13,028)

NET LOSS BEFORE INCOME TAXES	(665,908)	(882,770)	(2,018,201)	(2,594,381)

INCOME TAXES	-	-	-	-

NET LOSS	$(665,908)	$(882,770)	$(2,018,201)	$(2,594,381)

Series B preferred stock dividend	-	(26,466)	(27,020)	(78,822)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(26,466)	-	(51,514)	-
Cost of Series B warrants extension		(177,000)		(177,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(692,374)	$(1,086,236)	$(2,096,735)	$(2,850,203)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	178,591,334	174,772,596	177,266,608	173,390,024

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,018,201)	$(2,594,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,448	353,635
Employee stock compensation	114,651	154,591
Non-employee warrant compensation	34,904	-
Amortization of restricted stock grants	21,115	45,000
Capital contributed/co-founders' forfeiture of contractual compensation	59,250	59,250
Gain on asset disposals	(2,163)	(1,791)
Change in operating assets and liabilities:
Accounts receivable	(134,712)	(55,200)
Inventories	73,919	(43,108)
Prepaid expenses and other current assets	70,905	19,959
Deferred loan costs	(50,000)	-
Deferred revenues	(547,614)	1,427,806
Accounts payable and accrued expenses	(304,183)	138,379

Net Cash Used in Operating Activities	$(2,320,681)	$(495,860)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	2,500	105,400
Purchases of property and equipment	(16,640)	(99,470)

Net Cash (Used in)/Provided by Investing Activities	$(14,140)	$5,930

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	760,000	163,075
Payments on notes payable	(123,619)	(229,473)
Proceeds from three-year, 50% notes payable	405,000	-
Proceeds from convertible notes	-	200,000
Proceeds from the issuance of stock for warrant exercises	24,000	-
Proceeds from stock deposit for common stock to be issued	245,500	1,500
Proceeds from issuance of common stock for cash	1,760,310	346,930

Net Cash Provided by Financing Activities	$3,071,191	$482,032

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	736,370	(7,898)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	414,051	174,444

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,150,421	$166,546

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$36,901	$10,971
Cash paid for income tax	$7,602	$5,765

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Partial financing associated with the purchase of two fleet vehicles	$49,503	$-
Non-cash issuance of 60,000 shares of common stock to third party for services performed and to be performed	$60,000	$-
Conversion of convertible notes, plus accrued interest into 1,204,843 and 191,000 shares of common stock, respectively	$120,364	$19,100
Conversion of convertible notes into 450,000 shares of common stock to be issued	$65,000	$-
Issuance of common stock for prior year stock subscriptions	$-	$7,000
Insurance proceeds applied to outstanding bank loan	$15,854	$-
Financing of prepaid insurance policy	$27,964	$-
Series B Preferred stock dividends	$27,020	$78,822
Cost of Series B warrants extension	$-	$177,000
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$51,514	$-

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014, and its results of operations and cash flows for the three month and nine month periods ended September 30, 2014.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013. The results for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014, or any other period. The year-end condensed balance sheet data as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

The Company sells the COPsync Network service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync Network service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync Network service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the COPsync Network service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed the COPsync Network to be “vendor neutral”, meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the COPsync Network system architecture is designed to scale nationwide.

In addition to the Company’s core COPsync Network service, the Company offers three complementary service/product offerings.  These offerings are: COPsync911, an emergency threat notification service; VidTac, an in-vehicle software-driven video camera system for law enforcement and fire departments; and WARRANTsync, a statewide misdemeanor warrant clearing database.

The Company offers the COPsync911 threat alert, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, governmental office buildings, energy infrastructure and other facilities with a high level of concern about security. When used in schools, for example, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of a screen icon located on every Windows-based computer or any handheld device within the facility. The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  The Company expects its COPsync911 service to reduce emergency law enforcement response times by five to seven minutes.

VidTac is a software-driven video system for law enforcement. Traditional in-vehicle video systems are “hardware centric” DVR-based systems. The video capture, compression and encryption of the video stream is performed by the DVR.  The estimated price of these high-end, digital DVR-based systems range from $5,100 to $9,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

The VidTac system is price advantageous vis-a-vis other high-end video systems. The Company is offering it for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that have in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years as new patrol vehicles are placed into service.

The WARRANTsync system is designed to be a Texas statewide misdemeanor warrant clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay the outstanding warrant fees and costs using a credit card. Following payment, the offender is given a receipt and the transaction is complete.  This product could be viewed as an enhancement feature to the core COPsync Network service since all COPsync Network users receive the outstanding Warrant notice.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

At September 30, 2014, the Company had cash and cash equivalents of $1,150,421, a working capital deficit of $2,251,869 and an accumulated deficit of $20,695,031.  In the nine month period ended September 30, 2014, the Company continued the efforts it began in fiscal year 2013 to manage its liquidity, to avoid default on any third-party obligations and to continue growing its business towards cash-flow break-even, and ultimately profitability, including the following:

1)  The Company had previously anticipated that orders for its products and services would begin to accelerate during the latter part of 2014 as its sales team became more seasoned.  The Company now believes the acceleration in orders will be in the first half of 2015. The Company is making readjustments to its sales team in an effort to make it more productive.

2)  In 2013, the Company introduced the COPsync911 real-time threat alert service, which the Company believes is the only threat alert service of its kind in the United States.  The service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly from any Windows-based computer or any handheld device to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with the mere click of a screen icon.  The Company is offering the COPsync911 service in the State of Texas and other selected regions of the United States.  In September 2014, the State of New Hampshire announced the launch of a new statewide school safety initiative using the COPsync911 threat alert system to enhance school emergency notification systems throughout the State of New Hampshire. This initiative was achieved through one of the Company’s resellers.  The Company expects the pace of COPsync911 sales to accelerate as its sales team and resellers become more familiar with the service and the strategies for selling it.

3)  The Company’s procurement processes for third party hardware employs “just in time” principles, meaning that the Company attempts to schedule delivery to the customer of the third party hardware it sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time it orders the hardware.  This practice has helped the Company significantly in managing its working capital.

4)  A few key vendors continue to offer the Company extended payment terms for its outstanding payables balances.

5)  In the first quarter of 2014, the Company received a $475,000 loan from the City of Pharr, Texas, as a bridge to an anticipated economic development funding (see section 9 below).

6)  The Company has raised $2,029,810 in new equity capital in 2014.  Additionally, the Company has borrowed $1,165,000 pursuant to various demand notes totaling $760,000 and multiple notes described as three-year, 50% notes totaling $405,000 (see Note 6).

7)  On October 6, 2014, the Company’s Board of Directors approved a nationwide funding initiative for an additional $750,000. This initiative is to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide.  The Company is currently in discussions with potential investors to raise this amount.  The Company anticipates that the investments will be made pursuant to a three-year convertible note, bearing interest at two or three percent annum, which will be convertible into shares of the Company’s stock at prices ranging from $0.22 to $0.25.

8) The Company is also seeking a working capital line of credit to fund third party and proprietary equipment purchases from its contract manufacturers.

9)  The Company is attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which the Company hopes to close in 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.   The Company currently has a letter of intent for $1.5 million with a financier for the EB-5 program.  The financier has already completed the required economic impact analysis for the project, which will be located in Pharr, Texas.  The Company will use a portion of any proceeds from this EB-5 program to repay a bridge loan from the City of Pharr, if required. Any remaining funds will be used for general working capital purposes to include the Company’s anticipated hiring of at least 30 employees in the Pharr area over the 24 month period after receiving the funding proceeds, who will office in a recently refurbished leased facility owned by the City of Pharr.

10)  The Company anticipates reducing its research and development expenses in 2014 by approximately $200,000 from the approximate $2,157,000 amount it spent in 2013.  Further, the Company believes that it has the capability to further reduce operating expenses, should circumstances warrant doing so.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its service and product offerings. The Company has had recurring losses and expects to report losses for fiscal 2014. The Company believes that cash flow from operations, together with the potential sources of debt and equity financing and other sources outlined above, will be sufficient to fund the Company’s anticipated operations for the next twelve months.

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

b.            Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At September 30, 2014, the Company had approximately $923,000 at one financial institution in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state government agencies. The Company performs periodic credit evaluations of its customers, and does not require collateral.

Accounts receivable are recorded net of the allowance for doubtful accounts. The Company provides an allowance for doubtful accounts that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.   Company has recorded an allowance for doubtful accounts of $50,000 and $30,000 at September 30, 2014 and December 31, 2013, the respectively.

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its unaudited consolidated financial statements.

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

NOTE 5 – INVENTORY

Inventory consisted of the following at September 30, 2014, and December 31, 2013, respectively:

Category	September 30, 2014	December 31, 2013

Raw materials	$32,089	$-
Work-in-process	-	-
Finished goods	251,925	357,933

Total Inventory	$284,014	$357,933

The Company’s inventory includes third-party hardware, which consists of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as, our propriety product, VidTac.  The third-party hardware is purchased from a few select vendors, whereas the VidTac product is manufactured by a contract manufacturer.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the nine months period ended September 30, 2014, the Company’s inventories decreased.  The decrease in finished goods inventory resulted from the installation during the first nine months of fiscal 2014 of previously-procured and inventoried third-party hardware.  The various components of third-party hardware are all considered finished goods because the individual items may be, and are, sold as a package, or on an individual basis, normally at the same pricing.

See Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion involving the Company’s inventory investment recorded in the years ended December 31, 2013 and 2012.

Relative to the VidTac propriety product, in fiscal 2012 the Company selected and entered into a manufacturing agreement with a contract manufacturer to build the new VidTac unit at a contracted price and to the Company’s specifications.  The manufacturing agreement calls for the Company to periodically place a demand purchase order for finished units to be manufactured and delivered as finished goods.  During the first half of 2014, the Company had been placing small quantity purchase orders with the contract manufacturer, with payment terms consisting of a prepayment arrangement or “pay as you go” basis, requiring approximately 50% in prepayments.  Beginning in the third quarter of 2014 the contract manufacturer elected to provide a more favorable payment arrangement consisting of approximately 10% in prepayments and followed by normal payment terms on the balance once the finished product is placed in “finished goods” inventory.

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

At December 31, 2013, the Company reported no raw materials inventory.  At September 30, 2014, the Company had $32,089 in raw material pertaining to certain completed, top-level component assemblies not yet incorporated into finished VidTac units.  These items will continue to be used in future manufactured VidTac units; thus the Company believes that there is no risk of obsolescence.

NOTE 6 – NOTES PAYABLE – (NON-CONVERTIBLE)

The Company’s total notes payable at September 30, 2014 was $1,643,852, representing a net increase of $1,124,118 for the nine month period ended September 30, 2014.  The following table shows the components of notes payable at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
Loan Type (with section note references below)	2014	2013
Bank (1) (8) (9)	$91,124	$73,542
Insurance (3) (9)	10,315	34,069
Three-year, 50% Notes, net of $181,385 discount (6)	426,115	-
Demand Notes (2) (4) (5) (7) (10)	1,116,299	412,123
Total notes payable	1,643,853	519,734
Less: Current portion	(739,736)	(412,405)
Long-term portion	$904,117	$107,329

During the nine month period ended September 30, 2014, the Company incurred the following increases in notes payable:

1)     Two five-year bank notes, with total principal of $49,503 and an interest rate of 4.0% per annum, for the purchase of three automobiles to be used in sales and operations.

2)     The Company received a $475,000 loan from the City of Pharr, Texas. The loan documents have not been finalized at the date of this report, but the note is expected to bear interest at 8.0% per annum.  The loan principal amount is expected to be due in full on the earlier to occur of the 18 month anniversary of the loan or the receipt by the Company of an expected $1.5 million in proceeds from an EB-5 visa funding arrangement the Company is pursuing.  The loan is expected to be secured by a first priority security interest in the Company’s accounts receivable.  The city is expected to also receive a modest percentage of the Company’s revenue, payable quarterly, with respect to contracts for the Company’s products and services with customers located in a specified territory in the southern portion of Texas, for a specified period of time.  As of September 30, 2014, the city has not earned any such payments.

3)     The Company executed a $27,963 eleven-month note payable pertaining to the Company’s business insurance coverage for inland marine, general and product liability risk exposures.  The note calls for monthly payments of principal and has an interest rate of 7.5% per annum.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

4)     On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its Chief Executive Officer for a loan in the same amount.  Interest at 3.0% per annum is due upon maturity of the promissory note.  The Company’s Chief Executive Officer has elected to extend the maturity date of this note to December 31, 2014.

5)     In September 2013, an individual loaned the Company $50,000 to procure third-party hardware for a new contract.  The note matured on March 31, 2014, bore simple interest at a rate of 9.9% per annum, and was payable upon maturity.  Prior to the maturity date, the note holder elected to increase the amount of the note payable to $250,000.  As a result, the $50,000 note was cancelled and replaced with a new $250,000 unsecured note, which matures on April 15, 2015, and accrues interest at a rate of 12.9% per annum.  Payment of the accrued interest is due upon the note’s maturity.  Accrued interest on the cancelled note totaled $2,807 and was paid in the second quarter of 2014

6)     In May 2014, eight individuals loaned the Company an aggregate of $405,000 in cash.  The resulting promissory notes included the following terms:  each note is due thirty-six months from issuance date, contemplates a 50% return by the end of the note term, and requires a specific repayment amount be made by the Company every six months, commencing six months after the note is issued.  The aggregate repayment amount of the notes payable is $607,500.  The repayment amounts increase on an annual basis throughout the life of the note.  The Company is required to repay 10%, 30% and 60% of the aggregate repayment amount in years one, two and three of the notes’ term, respectively.  The aggregate discount on the notes, totaling $202,500, was recorded on the Company’s Balance Sheet at the outset as a contra-notes payable, located in long-term liabilities.  The discount is amortized ratably over the life of the respective promissory notes and is recorded as interest expense in the Company’s Statement of Operations.  Cumulative recorded discount on the notes at September 30, 2014, was $21,115

7)     On July 11, 2014, the Company executed a $60,000, short-term promissory note payable to a third-party financer.  The purpose of the note was to assist in the Company’s procurement of its VidTac products.  The note matures on April 11, 2015, accrued interest at 15% per annum, and requires an initial monthly payment of interest only in August 2014 of $750, followed by eight monthly principal and interest payments in the amount of $7,027.99, commencing in September 2014

During the nine month period ended September 30, 2014, the Company recognized the following decreases in notes payable:

8)     In the third quarter of 2014, one of the Company’s financed automobiles was involved in an accident, and sustained sufficient damage whereby the insurance company determined the vehicle to be a total loss.  The insurance company subsequently issued a payment to the Company in the amount of $15,844 for its loss.  The payment was applied in full to the related bank loan

9)     During the first nine months of 2014, the Company made principal payments of $74,973, primarily through scheduled monthly payments on notes payable that financed the Company’s business insurance policies and bank notes for automobile loans.

10)   Additionally, during the period, the Company paid a maturing loan in the amount of $48,646.  The original loan to the Company was made in September 2013 by an individual for the purpose of procuring third-party hardware for a new contract, and consisted of $50,000 in principal, an interest rate of 9.9% per annum, a maturity date in March 2014, and required the Company to make monthly principal and interest payments during the life of the loan to the individual note holder.

In November 2013, the Company executed two short-term notes payable in the aggregate amount of $313,477 with an equipment financing company owned by one of the Company’s outside directors to finance the purchase of certain third-party equipment to be sold by the Company to its contracted customers (see “Demand Notes” in above table).  Both notes were scheduled to mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and are collateralized by the third-party equipment being procured.  During the second quarter of 2014, the equipment financing company extended the maturity dates of the notes by six months, making the notes due in November 2014.  The equipment financing company required the Company to pay the accumulated interest for the original six-month period as a condition to the extension of the maturity date.  The Company paid total interest of $23,646 on these notes in the second quarter of 2014.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During the three months ended September 30, 2014, holders of seven convertible notes elected to convert their notes into shares of the Company’s common stock.  The total principal amount of the converted notes was $165,377.  Accrued and unpaid interest for one convertible note in the amount of $107 was also converted into shares of the Company’s common stock.  Accrued and unpaid interest for the other six convertible notes was paid in cash to the note holders in October 2014.  As a result of these conversions, the Company issued a total of 1,654,844 shares of its common stock at a conversion price of $0.10 per share pursuant to the terms of the notes, with 1,204,844 of those shares issued in the third quarter of fiscal 2014, and 450,000 shares to be issued in the fourth quarter of fiscal 2014 (See Note 10).

During the first six months of 2014, holders of the Company’s convertible promissory notes representing $554,163 in aggregate principal amount, elected to execute either a one-year or two-year extension of their original notes.  As a result of these elections, the Company reclassified the aggregate principal amount of $554,163 from current liabilities to long-term liabilities as of September 30, 2014 and December 31, 2013.

During the first quarter of 2014, the holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The total principal amount of the converted note on the date of conversion was $20,000.  The Company issued a total of 200,000 shares of its common stock at the conversion price of $0.10 per share pursuant to the terms of the note.

Convertible notes payable at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30,	December 31,
	2014	2013
Total convertible notes payable	$873,263	$873,263
Less: note conversions	$444,477	$259,100

Convertible notes payable, net	$428,786	$614,163
Less: current portion	$9,608	$20,000

Convertible notes payable, net, long-term portion	$419,178	$594,163

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock receiving any payments, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances, or deemed issuances, by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded $27,020 in accrued dividends and $51,514 in accretion of beneficial conversion feature on the Series B Preferred Stock for the nine-month period ended September 30, 2014, and $52,068 of accrued dividends for the comparable period in 2013.

NOTE 9 – COMMON STOCK

During the nine month period ended September 30, 2014, the Company issued a total of 18,003,100 shares of common stock, along with warrants to purchase 2,700,620 shares of common stock, to investors for an aggregate cash purchase price of $1,800,310, or $0.10 per share purchased, less $40,000 in related costs.  One individual investment for $500,000 was made in September of 2014 in exchange for 5,000,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.  The 5,000,000 shares of common stock were issued in September 2014, but the warrants were not issued until October 2014.  The warrants issued with the common stock provide for a four year term, an exercise price of $0.20 per share and an optional, cashless exercise feature (See Note 12).

During the nine month period ended September 30, 2014, the Company also issued 600,000 shares of its common stock, and warrants to purchase 120,000 shares of common stock (with an exercise price of $0.10 per share), in exchange for $60,000 of services, $31,835 of which services had been performed at the date of issuance and $28,165 of which had yet to be performed.  Those services were subsequently performed.

The Company also issued 1,404,844 shares of its common stock upon the conversion of $140,484 in principal and accrued interest of outstanding convertible notes during the period (See Note 7).

The Company also issued 140,000 shares of its common stock upon the exercise of outstanding warrants, for an aggregate purchase price of $24,000, during the period (See Note 12).

NOTE 10 – COMMON STOCK TO BE ISSUED

During 2014, the Company received deposits from investors totaling $221,500 for the purchase of 2,215,000 shares of common stock and warrants to purchase 443,000 shares of common stock.  The Company anticipates that all of these shares, except for 65,000 shares to be issued to a single investor for $6,500, will be issued in the fourth quarter of fiscal 2014.  The Company anticipates issuing the remaining 65,000 shares in fiscal 2015 pursuant to an agreement between the investor and the Company.  The term of the warrants is four years, and the exercise prices range from $0.10 to $0.26 per share.  The warrants will have no value assigned to them because the warrants are being issued as a unit with the shares of common stock.  This is consistent with the provisions of ASC 718 (See Note 12).

Also in fiscal 2014, the Company received deposits totaling $24,000 from warrant holders for the purchase of 120,000 shares of common stock.  The exercise price of the warrants was $0.20 per share.  At the warrant holders’ request, the shares of common stock will not be issued for a period of six months from the date of exercise.

During the three months ended September 30, 2014, a convertible note holder elected to convert his convertible promissory note in the principal amount of $45,000 into 450,000 shares of common stock at a conversion price of $0.10 per share.  The shares will be issued in the fourth quarter of fiscal 2014.

During fiscal 2013, the Company received a series of small deposits from a single investor totaling $1,500 for the purchase of shares of common stock and warrants to purchase 300 shares of common stock.  The Company anticipates that these shares will be issued in fiscal 2015.  The term of the warrants is four years, and the exercise price is $0.10 per share.  The warrants will have no value assigned to them because the warrants will be issued as a unit with common stock shares.  This is consistent with the provisions of ASC 718.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table shows the number of shares and associated common stock values for the common stock to be issued at September 30, 2014 and December 31, 2013.

	At September 30, 2014		At December 31, 2013
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock to be issued at $0.10 per share	2,800,000	292,000	15,000	1,500

Total number of shares and value	2,800,000	$292,000	15,000	$1,500

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

The Company's common stock equivalents, at September 30, 2014 and 2013, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2014	2013
Convertible promissory notes outstanding	4,417,276	5,194,061
Warrants outstanding	20,393,795	11,049,842
Stock options outstanding	9,914,999	8,885,833
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	2,800,000	15,000
Dividends on preferred stock outstanding	6,168,952	4,749,754

Total Common Stock Equivalents	58,795,022	44,994,490

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 12 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the nine-month period ended September 30, 2014, is as follows:

2014
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2014	11,049,842	$0.16

Granted	10,078,953	0.14

Cancelled/Expired	(475,000)	0.19
Exercised	(260,000)	0.18

Outstanding, September 30, 2014	20,393,795	$0.15

Exercisable, September 30, 2014	13,538,795	$0.17

Warrant activity during the nine month period ended September 30, 2014, consisted of the following:

1)
The Company issued warrants to purchase 2,700,620 shares of common stock in connection with the issuance of 18,003,100 shares of the Company’s common stock pursuant to new investments, for cash totaling $1,800,310.  The term of the warrants is four years from the date of issuance, with a range of exercise prices between $0.10 and $0.41 per share of common stock.

2)
During the third quarter of 2014, the Company received deposits from investors totaling $221,500 for the purchase of 2,215,000 shares of common stock and warrants to purchase 443,000 shares of common stock.  Most of these warrants will be issued in the fourth quarter of fiscal 2014 (See Note 10).

3)
As discussed in Note 9, the Company issued a total of 18,003,100 shares of common stock, along with warrants to purchase 2,700,620 shares of common stock, to investors, for an aggregate cash purchase price of $1,800,310, or $0.10 per share, less $40,000 in related costs.  An individual investment of $500,000 contained in the above total was made in September 2014 for 5,000,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock.  The 5,000,000 shares of common stock were issued in September 2014 as discussed above, but the warrants were not issued until October 2014.  The warrants provide for a four year term, an exercise price of $0.20 per share and an optional cashless exercise feature.

4)
The Company issued warrants to purchase an aggregate of 7,258,333 shares of the Company’s common stock, at a price of $0.10 per share, to two outside consultants following their meeting specific performance metrics associated with growing the Company’s book of new business and/or securing additional capital or debt funding.  Each warrant specifies the individual tranches related to the specific metrics that must be achieved in order for the underlying shares to become exercisable.  The term of the two consulting agreements is five years.  No valuation is determined for the respective tranches until the associated performance metric is achieved.  Warrants to purchase a total of 503,333 shares of common stock associated with these two agreements became exercisable during the nine-month period ended September 30, 2014 as a result of one warrant holder achieving two specified metrics.  The fair value of the exercisable warrants totaled $34,904 and was determined by using the Black Scholes valuation method.  This non-cash expense was recorded as general and administrative expense in the Company’s statement of operations.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

5)
The Company issued four-year warrants to purchase 120,000 shares of the Company’s common stock (with an exercise price of $0.10 per share) in connection with the issuance of 600,000 shares of its common stock in exchange for $60,000 of services, $31,835 of which services had been performed and $28,165 of which had yet to be performed.  This non-cash transaction was recorded on the Company’s balance sheet as a debit to accounts payable and accrued expense for $31,835, representing outstanding vendor invoices to be paid, and prepaid expenses for $28,165, representing the value of services to be performed by the vendor.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted during the nine month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares.

6)	Warrants to purchase a total of 475,000 shares of common stock, held by two warrant holders, expired during the first nine months of fiscal 2014.

7)
In the third quarter of 2014, a number of warrant holders elected to exercise warrants to purchase a total of 260,000 shares of the Company’s common stock at a weighted average exercise price of $0.18 per share of stock, or for a total value of $48,000.  The Company issued 140,000 of those shares for an aggregate purchase price of $24,000, during the period (See Note 9).  The remaining 120,000 shares of common stock will not be issued for a period of six months from the date of exercise at the request of the two warrant holders.  These shares are being reported as an element of common stock to be issued (See Note 10).

A summary of the status of the Company’s outstanding warrants, and the changes during the twelve month period ended December 31, 2013, is as follows:

Year 2013
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2013	10,341,982	$0.17

Granted	707,860	$0.10

Cancelled	-	-
Expired	-	-

Outstanding, December 31, 2013	11,049,842	$0.16

Exercisable, December 31, 2013	11,049,842	$0.16

The following is a summary of the Company’s outstanding and exercisable warrants at September 30, 2014:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 9/30/14	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/14	Weighted Average Exercise Price
0.10	11,697,593	3.48	$0.10	4,942,593	$0.10
$0.11 - 0.20	6,793,582	2.14	$0.20	6,693,582	$0.20
0.21 - 0.41	1,902,620	3.92	0.28	1,902,620	0.28

$0.10 - 0.41	20,393,795	3.08	$0.15	13,538,795	$0.17

NOTE 13 – EMPLOYEE OPTIONS

As of September 30, 2014, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. In April 2014, the Board of Directors authorized an additional 10,000,000 shares under the 2009 Long Term Incentive Plan, which the Company plans to submit for approval of the Company’s shareholders.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years. As of September 30, 2014, options to purchase 9,914,999 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 6,788,880 shares were exercisable, with a weighted average exercise price of $0.09 per share.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

For the nine months ended September, 2014 and 2013, the Company recorded share-based compensation expense of $114,651 and $154,591, respectively.

For the nine months ended September 30, 2014, the Company granted options to purchase 1,825,000 shares of its common stock with an exercise price of $0.10 per share.  Of the total options granted, options to purchase 75,000 shares were granted to three outside directors, each of whom received a set number of options as part of their annual compensation for serving on the Company’s Board of Directors, and options to purchase 1,750,000 shares were granted to two members of executive management.  The total value of these stock options, utilizing the Black Scholes valuation method, was $133,829.  The term of the stock options is ten years, with three year vesting, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the nine months ended September 30, 2014 under the Company’s 2009 Long Term Incentive Plan is as follows:

	September 30, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	8,375,000	$0.09	$3,015,000
Granted	1,825,000	$0.10	$638,750
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(285,001)	$0.08	$(105,450)

Outstanding at period end	9,914,999	$0.09	$3,548,300	7.22

Options vested and exercisable at period end	6,788,880	$0.09	$2,414,041	6.49

Weighted average grant-date fair value of options granted during the period		$0.10

The following table summarizes significant ranges of the Company’s outstanding and exercisable options as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $0.08	2,500,000	6.09	$0.08	2,250,000	$0.08
$0.09 – $0.10	7,414,999	6.92	$0.09	4,538,880	$0.10
	9,914,999			6,788,880

A summary of the status of the Company’s non-vested option shares as of September 30, 2014 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	2,317,506	$0.09
Granted	1,825,000	$0.10
Forfeited	(285,001)	$0.09
Vested	(731,386)	$0.08
Non-vested	3,126,119	$0.09

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

As of September 30, 2014, there was approximately $249,724 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 2.0 years.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of September 30, 2014, as well as an estimate of the timing in which these obligations are expected to be satisfied

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	After 2018

Long-Term Debt Obligations	$2,072,639	$410,024	$1,497,796	$161,664	$3,155
Purchase Obligations	$389,813	$233,888	$155,925	$-	$-
Operating Lease Obligations	$82,521	$22,506	$60,015	$-	$-
Total Contractual Obligations	$2,544,973	$666,418	$1,713,736	$161,664	$3,155

With regards to purchase obligations above, the Company placed a demand purchase order valued at $433,130 with its VidTac contract manufacturer for finished units to be delivered ratably throughout a ten-month period commencing in September 2014.  Only a few finished units were delivered in September because of delays experienced by the contract manufacturer and, as a result, the Company has accelerated the delivery schedule to cover only six months in order to facilitate outstanding customer orders.

The Company’s purchase order placed with the contract manufacturer is non-cancellable in nature; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if it gives sufficient advance notice to the contact manufacturer; and (2) should the Company elect to cancel the purchase order in total or in part, it would only be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

Contingent Liability

None

Compensation

See ITEM 11, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the nine month periods ended September 30, 2014 and 2013 totaled $30,000 for Mr. Chaney and $29,250 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

On October 1, 2014, The Company’s Board of Directors approved a plan to raise an additional $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily scalable nationwide.  The Company anticipates that the investments will be in the form of a three-year convertible note, with two or three percent interest, and a conversion price range of $0.22 to $0.25 per share of the Company’s common stock.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

On October 6, 2014, the Company executed an agreement to retain a third party service provider to provide general financial advisory and investment banking services to the Company.  Compensation to the third-party service provider includes a non-refundable monthly fee of $5,000 for the term of the agreement, the issuance of 2,375,000 shares of the Company’s common stock as of the execution date of the agreement, and warrants to purchase 200,000 shares of the Company’s common stock, with a five year term, an exercise price of $0.10 per share, and an optional cashless exercise feature.  The term of the agreement is six months.  Either party may terminate the agreement at any time upon 30 days’ prior written notice to the other party after the six month anniversary of the agreement.

On October 1, 2014, the Company issued warrants to purchase 300,000 shares of common stock to a third party service provider, with a five year term, an exercise price of $0.10 per share, and an optional cashless exercise feature.  This issuance is in accordance with a corporate advisory agreement executed between the Company and the third-party service provider for business development and corporate advisory services.  Compensation to the third-party service provider also includes a monthly fee of $7,500 for the six month term of the agreement.  Either party may terminate the agreement at any time upon 10 day written notice to the other party after the six month anniversary of the agreement.

NOTE 16 – RELATED PARTY TRANSACTIONS

Of the Company’s total debt balances, a number of related party debt instruments exist.  Those debt instruments executed by the Company are as follows:

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

4)
A non-interest-bearing, non-convertible note with the Company’s Chief Executive officer with a face value of $25,000, dated February 28, 2014.  The Company’s Chief Executive Officer has elected to extend the maturity date of this note to December 31, 2014.  In October 2014, the Company made a partial repayment of $10,000 on this note.

5)
Two non-convertible notes payable in the aggregate amount of $313,477 with an equipment financing company owned by one of the Company’s outside directors to finance the purchase of certain third-party equipment to be sold by the Company to its contracted customers.  Both notes were scheduled to mature in May 2014, bear interest at 16% per annum, are payable upon maturity, and are collateralized by the third-party equipment being procured.  During the second quarter of 2014, the equipment financing company extended the maturity date of the notes by six months, making the notes due in November 2014.

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

Overview

We sell the COPsync Network service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync Network service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync Network service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the COPsync Network service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features as a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  We have designed the COPsync Network to be “vendor neutral”, meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the COPsync Network system architecture is designed to scale nationwide.

In addition to our core COPsync Network service, we offer three complementary service/product offerings. These offerings are: COPsync911, an emergency threat notification service; VidTac, an in-vehicle video camera system for law enforcement and fire departments; and WARRANTsync, a statewide misdemeanor warrant clearing database.

We offer the COPsync911 threat alert, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, governmental office buildings, energy infrastructure and other facilities with a high level of concern about security. When used in schools, for example, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon located on every Windows-based computer and mobile device within the facility. The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times by an estimated five to seven minutes.

VidTac is a software-driven video system for law enforcement.  Traditional in-vehicle video systems are typically “hardware centric” DVR-based systems.  The video capture, compression and encryption of the video stream for these systems typically is performed by the DVR.  The estimated price of these high-end, digital DVR-based systems range between $5,100 and $9,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems.  We are offering our system for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that have in-vehicle computers, the VidTac system eliminates the need to purchase a second computer, i.e. the DVR, and eliminates the need to replace this second (DVR) computer every three to four years.  We believe that the VidTac system will accelerate our revenue growth and help us achieve profitability.

To date, our COPsync Network service has successfully submitted, processed and relayed over 9,834,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

As of September 30, 2014, 594 law enforcement agencies, courts and school districts, primarily in the State of Texas, had contractually subscribed to use our COPsync Network, including the WARRANTsync warrant collection feature, and our COPsync911 threat alert service.  We currently have at least one customer using at least one of our products in 79% of the 254 Texas counties.

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

- Adding new subscribers at a sufficient rate and having a sufficient renewal rate among existing subscribers is essential to attaining positive cash flow from operations in the near term.

Assuming we are successful in obtaining new users of our service, as well as retaining sufficient renewal rates of existing users, we anticipate that the recurring nature of our subscription model will result in annually recurring, sustainable and predictable cash and revenue growth, year-over-year.

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  The COPsync Network service provides this interoperability.  Prior to the introduction of our service, significant real-time, in-field, information sharing among law enforcement agencies, regardless of the vendor used, did not exist in the United States.  We believe that this lack of interoperability existed, and continues today, because law enforcement software vendors maintain and operate closed proprietary systems that do not interoperate with systems of other vendors.  Our business model involves connecting the proprietary systems of these various vendors, thus enabling the sharing of real-time, in-field, information between the agency customers of those vendors.  Our service can act as an overlay for those vendors who do not offer an in-vehicle mobile technology or an underlay that operates in the background for those vendors that do offer an in-vehicle mobile technology.

Basis of Presentation, Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.  Critical accounting policies and estimates are defined as those that are most important to the portrayal of our financial condition and results and require management's most subjective judgments.

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

Results of Operations

Revenues

Total revenues for the three-month and nine-month periods ended September 30, 2014 were $1,302,267 and $4,369,678, respectively, compared to $1,212,141 and $3,233,117 for the respective comparable periods in 2013.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions for the three month and nine month periods ended September 30, 2014 were $701,424 and $1,928,988, respectively, compared to $487,413 and $1,301,369 for the respective comparable periods in 2013.  The increases in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, increased revenue attributable to contract renewals and our new product, COPsync911, which we introduced in 2013.  On a year-to-date basis, COPsync911 accounted for approximately $237,000 in increased revenue for the nine month periods.  Hardware, installation and other revenues for the three month and nine month periods ended September 30, 2014 were $600,843 and $2,440,690, respectively, compared to $724,728 and $1,931,748 for the respective comparable periods in 2013.  The increase in these revenues was due to a significant increase in large, hardware intensive contracts, involving both new customers and existing customers electing to replace or update their computer equipment.  Hardware, installation and other revenue for the third quarter were less than the second quarter of 2014, principally because of delays from suppliers for critical components such as laptops and VidTac kits, which prevented us from completing the impacted contracts.  We anticipate those delays being lessened in the fourth quarter.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue ratably during the service period.  As of September 30, 2014, we had $3,383,399 in deferred revenues, compared to $3,931,013 as of December 31, 2013.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month periods ended September 30, 2014 and 2013:

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Hardware, installation and other revenues
Revenues	$600,843	100%	$724,728	100%	$2,440,690	100%	$1,931,748	100%
Cost of Revenues-hardware & other external costs	341,667	58%	600,094	83%	1,731,264	71%	1,455,467	75%
Cost of Revenues-internal costs	69,819	12%	55,397	8%	177,490	7%	116,960	6%
Total Gross Profit	$189,357	32%	$69,237	10%	$531,936	22%	$359,321	19%

Software license/subscription revenues
Revenues	$701,424	100%	$487,413	100%	$1,928,988	100%	$1,301,369	100%
Cost of Revenues-internal costs	134,364	19%	198,265	41%	381,288	20%	434,711	33%
Amortization of capitalized software development costs	109,118	16%	109,118	22%	327,353	17%	327,347	25%
Total Gross Profit	$457,942	65%	$180,030	37%	$1,220,347	63%	$539,311	41%

Total Company
Revenues	$1,302,267	100%	$1,212,141	100%	$4,369,678	100%	$3,233,117	100%
Cost of Revenues	654,968	50%	962,874	79%	2,617,395	60%	2,334,485	72%
Total Gross Profit	$647,299	50%	$249,267	21%	$1,752,283	40%	$898,632	28%

Total cost of revenues for the three-month and nine-month periods ended September 30, 2014, were $654,968 and $2,617,395, respectively, compared to $962,874 and $2,334,485 for the respective comparable periods in 2013.  As a result, we realized gross profits for the three month and nine month periods ended September 30, 2014 of $647,299 and $1,752,283, respectively, compared to $249,267 and $898,632 for the respective comparable periods in 2013.

Cost of revenues for hardware, installation and other revenues for the three-month and nine-month periods ended September 30, 2014 were $411,486 and $1,908,754, respectively, compared to $655,491 and $1,572,427 for the respective comparable periods in 2013.  The increase in cost of these revenues between the nine month periods was due to higher hardware sales in 2014.  The decrease in the cost of revenues between the three month periods was due to the delays in completing contracts in the quarter described above.  Included in the cost of these revenues are internal costs, which totaled $69,819 and $177,490 respectively, in 2014, compared to $55,397 and $116,960 for the respective comparable periods in 2013.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The increase in internal costs between periods is due principally to an increase in headcount and travel expenses.  The total gross profit from hardware, installation and other revenue totaled $189,357 and $531,936, respectively, compared to $69,237 and $359,321 for the respective comparable periods in 2013.  The increase in gross profit performance was due to the increased volume of this business.

Cost of revenues for software license/subscription revenues for the three-month and nine-month periods ended September 30, 2014 were $243,482 and $708,641, respectively, compared to $307,383 and $762,058 for the respective comparable periods in 2013.  These costs represent internal costs associated with our customer support team and web-hosting facilities, as well as amortization of capitalized developmental software.  The resulting gross profit from software license/subscription revenues for the three month and nine month periods ended September 30, 2014 were $457,942 and $1,220,347, respectively, compared to $180,030 and $539,311 for the respective comparable periods in 2013.  The increase in gross profit from these sales was due to the higher level of revenues and a slightly lower level of costs associated with these revenues.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat throughout year 2014.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and nine-month periods ended September 30, 2014 were $499,934 and $1,458,605, respectively, compared to $515,533 and $1,544,682 for the respective comparable periods in 2013.  The respective decreases are due to decreased contract labor for IT/software development services and decreased expendable supplies, partially offset by increases in web-hosting-related support costs, payroll expenses and share-based compensation expense.  Management anticipates reducing the annual research and development expenses in 2014 by approximately $200,000 from the $2,157,597 that we spent on those expenses in 2013.

Sales and Marketing

Total sales and marketing expenses for the three-month and nine month periods ended September 30, 2014 were $398,607 and $1,047,608, respectively, compared to $303,191 and $901,471 for the respective comparable periods in fiscal 2013.  The respective increases in these expenses between periods are due primarily to increases in personnel, travel and insurance costs resulting from headcount additions that occurred in the first quarter of 2014, partially offset by a decrease in share-based compensation expense.   We believe our sales and marketing expenses for fiscal year 2014 will remain higher than those expenses incurred in fiscal year 2013.

General and Administrative

Total general and administrative expenses for the three-month and nine month periods ended September 30, 2014 were $370,097 and $1,162,580, respectively, compared to $308,069 and $1,033,832 for the respective comparable periods in fiscal 2013.  The respective increases in these expenses are due principally to professional services involving sundry legal services and new investment advisory-related services, as well as increased business insurance premiums resulting from an expanded coverage position and certain personnel costs in the areas of benefits and contract labor.  We believe that our general and administrative expenses for the remainder of fiscal 2014 will remain flat relative with the expense level incurred during the third quarter of 2014.

Other Expense

Other expense, consisting principally of interest expense, totaled $44,569 and $101,691 for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $5,244 and $13,028, respectively, for same periods in fiscal 2013.  The increase in interest expense between periods relates to our recently completed debt transactions.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and nine-month periods ended September 30, 2014 were $665,908 and $2,018,201, respectively, compared to $882,770 and $2,594.381, respectively, for the same periods in fiscal 2013.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of September 30, 2014, we had $1,150,421 in cash and cash equivalents, compared to $414,051 as of December 31, 2013.  The $736,370 increase in cash was due to net cash provided by financing activities of $3,071,191, partially offset by net cash used in operating activities of $2,320,681 and investing activities of $14,140.

The net cash provided by financing activities represents cash proceeds of:  1) $1,760,310 from net investments in our common stock for cash; 2) $1,165,000 from the issuance of various promissory notes; and 3) $269,500 from deposits for common stock to be issued, including from warrant exercises.  This cash provided was partially offset by $123,619 in cash used, representing payments on outstanding notes for automobile and business insurance loans and the repayment of a single note payable of $48,646.

As of September 30, 2014, cash used in operating activities totaled $2,320,681, compared to $495,860 for the comparable period in 2013.  The increase in cash utilization is due principally to a decrease in the sales bookings between periods of $ 1,302,000, payments of accounts payable of $304,000 and a slight increase of incurred operating expenses of approximately $300,000.  Of the decrease in sales bookings, $1,421,000 was the results of fewer multi-year contracts being booked in 2014 versus 2013.  We believe the changes we have made to our sales organization will enable us to regain traction in securing more multiple-year contracts and more contracts overall as we move forward. Furthermore, we intend to expand our customer base throughout the United States through activities of our indirect sales and marketing channels. With regards to the slight increase in incurred operating expenses, we still have the ability to cut expenses without impairing the Company’s ability to continue growing.

We had a working capital deficiency of $2,251,869 on September 30, 2014, compared to a deficiency of $3,739,475 on December 31, 2013.  However, it is important to note that on September 30, 2014, our current liabilities included $2,243,537 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which we believe will not represent a majority of this amount.  Of the notes payable, current portion, totaling $678,986 included in current liabilities, $588,477 of the notes are held by our stockholders, who we believe will extend the term of those notes should we not have sufficient cash on hand to repay the notes on the current due dates.

Plan of Operation for the Next Twelve Months

Our liquidity positon has improved somewhat during the three months ended September 30, 2014, and we continue to proceed through fiscal 2014 with our efforts to improve our financial positon in support of our planned operating expenses.  During the first nine months of 2014, we have continued the efforts we began in 2013 to manage our liquidity, to avoid default on any third-party obligations and to continue growing our business towards cash-flow break-even, and ultimately profitability, which include the following:

1)  We had previously anticipated orders for our products and services would begin to accelerate during the latter part of 2014 as our sales team became more seasoned.  We now believe the acceleration in orders will be in the first half of 2015.  We are making readjustments to our sales team in an effort to make it more productive.

2)  In 2013, we introduced the COPsync911 real-time threat alert service which we believe is the only threat alert service of its kind in the United States.  The service enables a person (such as a schoolteacher in a school) to instantaneously and silently send emergency alerts directly from any Windows-based computer or any handheld device to local law enforcement officers in their patrol vehicles and the local emergency dispatch center with the mere click of a screen icon.  We are offering the COPsync911 service in the State of Texas and other selected regions of the United States.  In September 2014, the State of New Hampshire announced the launch of a new statewide school safety initiative using the COPsync911 threat alert system to enhance school emergency notification systems throughout the State of New Hampshire. This initiative was achieved through one of our resellers.  We expect the pace of COPsync911 sales to accelerate as our sales team and resellers become more familiar with the service and the strategies for selling it.

3)  Our procurement processes for third party hardware employ “just in time” principles, meaning that we attempt to schedule delivery and installation of the third party hardware we sell immediately upon receipt of the hardware from the supplier.  We also continue our attempts to collect customer prepayments for the third party hardware we sell.  This practice has helped us significantly in managing our working capital.

4)  A few, key vendors continue to offer us extended payment terms for our outstanding payables balances.

5)  In the first quarter of 2014, we received a $475,000 loan from the City of Pharr, Texas, as a bridge to an anticipated economic development funding (see section 9 below).

6)  We have raised $2,029,810 in new capital in 2014.  Additionally, we have borrowed $1,165,000 pursuant to various demand notes totaling $760,000 and multiple notes described as three-year, 50% notes totaling $405,000 (see Note 6 to the interim condensed financial statements).

7)  On October 6, 2014, our Board of Directors approved a nationwide scalability funding initiative for an additional $750,000. This initiative is to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide.  We are currently in discussions with potential investors to raise this amount.  We anticipate that the investments will be made pursuant to a three-year convertible note, bearing interest at two or three percent per annum, which will be converted to shares of our stock

8) We are also seeking a working capital line of credit to fund third party and proprietary equipment purchases from our contract manufacturers.

9)  We are attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which we hope to close in 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.  We currently have a letter of intent for $1.5 million with a financier for the EB-5 program.  The financier has already completed the required economic impact analysis for the project, which will be located in Pharr, Texas.  We will use a portion of any proceeds from this EB-5 program to repay a bridge loan from the City of Pharr, if required.  Any remaining funds will be used for general working capital purposes, to include our anticipated hiring of at least 30 employees in the Pharr area over the 24 month period after receiving the funding proceeds, who will office in a recently refurbished leased facility owned by the City of Pharr.

10)  We anticipate reducing our research and development expenses in 2014 by approximately $200,000 from the approximate $2,157,000 amount it spent in 2013.  Further, we believe that we have the capability to further reduce operating expenses, should circumstances warrant doing so.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we issued 16,028,100 shares of our common stock, and associated warrants (with exercise prices ranging from $0.10 to $0.41 per share) to purchase 2,305,620 shares of our common stock, in exchange for an aggregate $1,602,800 in cash.  Additionally, we received deposits from investors totaling $221,500 for the purchase of 2,215,000 shares of common stock and 443,000 warrants, most of which will be issued in the fourth quarter of 2014.

The shares of common stock and warrants were offered primarily to individuals and entities that we reasonably believed to be “accredited investors”, as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and warrants.  We disclosed to the investors that the shares of common stock and the warrants, and the common stock underlying the warrants, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available and the certificates representing the shares and the warrants included, and the certificates representing the common stock to be issued upon exercise of the warrants (if applicable) will include a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1*	Form of COPsync, Inc. Convertible Promissory Note (originally issued in 2011)

10.2*	Form of Three-Year COPsync, Inc. Promissory Note (originally issued in 2014)

10.3*	Form of Warrant to Purchase Common Stock (Cash Payment Exercise)

10.4*	Form of Warrant to Purchase Common Stock (Cashless Exercise)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: November 14, 2014	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer