Form 10-K
period 2014-12-31
COPsync, Inc.
filed 2015-03-31
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

000-53705
(Commission File Number)

COPSYNC, INC.
(Exact name of registrant as specified in its charter)
Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16415 Addison Road, Suite 300
Addison, Texas 75001
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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2014, based on the $0.17 per share closing price for the registrant’s common stock on the Markets Group Inc.’s OTCQB Link, was $18,320,449.

The number of shares of the registrant’s common stock outstanding as of March 25, 2015 was 202,572,444.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the definitive Information Statement for the registrant, filed with the Securities and Exchange Commission pursuant to Regulation 14C on March 2, 2015, is incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.  BUSINESS

Overview

COPsync, Inc. operates what we believe to be the largest real-time, law enforcement mobile data information system in the United States.  We refer to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed for the purpose of:

·	Allowing law enforcement officers to compile and share information, in real-time, via a common database accessible by all such officers on the COPsync Network, regardless of agency jurisdiction;

·
Allowing officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas, Mississippi and Massachusetts, (iii) the historical databases of our agency subscribers who have provided us with such access, (iv) the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the United States – Mexico border, and (v) our COPsync Network database, and, as we expand the scope of our operations to states others than noted above, we anticipate that we will provide access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state agencies;

·
Allowing dispatchers and officers to send, in real-time, BOLO (be on the lookout) and other alerts of child kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers on the COPsync Network, regardless of agency jurisdiction;

·
Allowing officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync database and local court and agency databases;

·
Informing officers of outstanding Texas Class C misdemeanor warrants, in real-time, at the point of a traffic stop and allowing the officers to collect payment for those warrants using a credit card, through a specific feature enhancement to the COPsync Network that we sometimes referred to as the WARRANTsync system.

In the Homeland Security Act of 2002, Congress mandated that all U.S. law enforcement agencies, federal, state and local, implement information sharing solutions, referred to as “interoperability.”  Our COPsync Network provides this interoperability.  Prior to the introduction of the COPsync Network, significant information sharing among law enforcement agencies, regardless of agency jurisdiction, did not exist in the United States.  We believe that this lack of interoperability existed because law enforcement software vendors maintain proprietary systems that are not intended to interface with systems of other vendors.  Our business model is to bring real-time information sharing, communication and data interoperability to as many law enforcement agencies as possible.

We also offer the COPsync911 threat alert service for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  When used in schools, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon, from any computer within the facility and from any cell phones and other mobile devices associated with the facility.  The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times in those circumstances when seconds and minutes count.

Once the alert is sent, a “crisis communication portal” is established among the person(s) sending the alert, the responding patrol vehicles and the local law enforcement 911 dispatch center.  This allows the person(s) initiating the alert to silently communicate with responding officers and the 911 dispatch center about the nature of the threat, whether it is an active gunman, fire, suspicious person or other emergency.  The crisis communication portal also provides a link to a diagram of the school or other facility and a map to its location.

We also augment our other services with our own law enforcement in-car video system, named VidTac, described below.

Number of Users and Corporate History

As of December 31, 2014, 629 law enforcement agencies, courts and school districts, primarily in the State of Texas, had contractually subscribed to use our COPsync Network real-time data collection, data sharing, and warrant collection service, and 127 subscribers to COPsync911.  We currently have at least one subscriber using the COPsync Network in 79% of the 254 Texas counties.

To date, our COPsync Network service has successfully submitted, processed and relayed over 11,069,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than five seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

We were incorporated in Delaware in October 2006, and operated with nominal or no assets or operations until 2008.  We acquired the predecessor-in-interest to our business, PostInk Technology, LP, a Texas limited partnership, in April 2008 and began realizing revenues from operations in the fourth quarter of 2008.

Business Model

We offer the COPsync Network and the COPsync911 threat alert service via a “software as a service” (SaaS) business model, under which our customers subscribe to use the COPsync Network and the COPsync911 service for a specified term.  The subscription fees are typically paid annually at the inception of each year of service.  Our business model is to obtain subscribers to use our service, achieve a high subscription renewal rate from those subscribers and then grow our revenue through a combination of acquiring new subscribers and obtaining renewals from existing subscribers.  Pertinent attributes of our business model include the following:

●	We have incurred and will continue to incur material research and development costs to continue to build out our infrastructure and add new features and functionality to our offerings.

●	We incurred start-up cost to establish our services and continue to incur recurring fixed costs to maintain our services.

●	We acquire subscribers and bring them onto our services, which requires variable acquisition costs related to sales, installation and deployment.

●	We recruit subscribers with the goal of reaching a level of aggregate subscriber payments that exceeds our fixed (and variable) recurring service costs.

●	We seek to maintain a high renewal rate among existing subscribers.

●	We augment these recurring revenues with product revenues from sales of our VidTac law enforcement in-car video system.

Assuming that we are successful in obtaining new users of our services, as well as retaining high renewal rates of existing subscribers, we anticipate that the recurring nature of our subscription model will result in annually recurring, sustainable and predictable cash flow and revenue growth, year-over-year.  However, there is no assurance that we will be successful in implementing our business model and achieving our operational and financial objectives.

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

With our COPsync Network, patrol officers have in-car, real-time, access to the adjudicated NCIC and LETS data, the EPIC data, and also have access to non-adjudicated data from other agencies and officers using the COPsync Network, regardless of the type of computer infrastructure used by the other agencies.  We believe that we are the only provider in the United States whose primary business objective is to connect law enforcement agencies for this purpose.

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

Using our COPsync Network, agencies and officers can communicate with each other in real time through instant messaging (computer to computer) or SMS (computer to cell phone).  This ability enables virtually instantaneous communication of information to an individual officer, an agency, a county, a state or even the entire country – assuming the recipient is using the COPsync Network.

Electronic Tools Replacing Pen and Paper

Much of the work (e.g., traffic citations, arrests, suspicious activity reports, crash reports and DUIs) of a typical patrol officer has historically been done with pen and paper.  Our COPsync Network provides 21st century electronic tools designed to replace pen and paper.  These electronic tools are designed to enable patrol officers to be more efficient.  For example, the average DUI arrest in the State of Texas takes between 3.5 and 4.0 hours to process, in part because of the many required handwritten forms involved.  Using the COPsync Network, an officer can complete the paperwork for a DUI arrest in a fraction of the time.  Routine traffic stops can also be completed much quicker, and the tickets can be seamlessly and electronically sent to the court records management system for processing using the COPsync Network.

COPsync911 Threat Alert Service

As described above, the COPsync911 threat alert service enables persons to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles and the local 911 dispatch center with the mere click of an icon.  Features of the COPsync911 threat alert service include:

·	Persons can send emergency alerts directly to the closest law enforcement officers’ computers and cell phones while simultaneously alerting the 911 law enforcement dispatch center.
·	Text alerts are simultaneously sent to others within the targeted location and all officers in the area that subscribe to the COPsync Network.
·	Once triggered, a crisis communication portal is established among the person sending the alert, the local 911 dispatch center and the responding officers – all in about two seconds.
·	This crisis communication portal enables all parties to communicate directly, in real-time, as the officers are in route to the scene.
·
Subsequent alerts sent from the scene by others are automatically added to the initial crisis communication portal, thus providing law enforcement responders real-time situational awareness information.

·	Responding officers are able to view a diagram of the school or other facility and a map of its physical location through the crisis communication portal.

VidTac In-Vehicle Video System

Software Driven, Digital In-car Video System

We believe that our VidTac in-vehicle video system is the world’s only 100% digital, high performance, software-driven video system designed for law enforcement.  Typical in-vehicle video systems are “hardware centric” DVR-based systems.  The video capture, compression and encryption of the video stream is all performed by the DVR.  High-end digital DVR-based systems are expensive, with an estimated price in excess of $5,000 per system.  These DVR-based video systems are typically replaced, at the same expensive price point every three to four years as new patrol vehicles are placed into service.

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems, since we are offering the VidTac system at a much lower price than the average price of the DVR-based video systems.   Moreover, since our system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the need for an on-site maintenance visit in many cases.

Sales and Marketing

We sell our products and services through direct sales efforts and indirectly through distributors and resellers.  Virtually all of our sales to-date have been derived from our direct sales efforts.  However, we continue our efforts to establish a network of indirect sales channels.  We have several distributors and resellers for the COPsync Network and COPsync911 threat alert service and a number of resellers for the VidTac system.  We are working with these indirect sales channels to establish processes and systems and otherwise enable them to become a more effective sales channel for our product offerings.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years.  Total research and development expenses for the years ended December 31, 2014 and 2013 were $1,952,786 and $2,157,597, respectively.  The expenses incurred in 2014 were principally devoted to the continued development and refinement of our COPsync911 threat alert service and our VidTac system, and development efforts to enhance the scalability of our COPsync Network and COPsync911 service offerings.  The expenses incurred in 2013 were principally driven by the development of our COPsync911 threat alert service, which was launched in the second quarter of 2013.

Our cumulative gross capitalized software development costs at December 31, 2014 were $2,724,082.  The cumulative capitalized software development costs, net of amortization costs, at December 31, 2014 and December 31, 2013 were zero and $436,471, respectively.  We incurred no capitalized software development costs in the years ended December 31, 2014 and 2013.

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

We estimate that there are 2,100 vendors providing records management, jail management, court management, and computer aided dispatch technology systems to law enforcement agencies.  We do not view these vendors as our competitors, since our objective is not to interfere with their relationship with their customers or replace them.  Our objective and business model is to provide their customers with the connectivity to connect to other law enforcement agencies.  We aspire to be the one vendor connecting all law enforcement agencies, regardless of vendor.

There are a number of competitors to our COPsync911 threat alert service, including merely calling “911,” panic buttons, and alarm monitoring services.  We do not believe any of these competitors offer the features and functionality provided by the COPsync911 service.

There are many in-vehicle law enforcement video system vendors, including Coban, Digital Ally, MobileVision, Motorola, and Watchguard Video, whose products compete with our VidTac product offering.  We believe that we will be able to capture a reasonable share of the law enforcement in-vehicle video market with our VidTac product due to the following attributes, among others:

•	Our VidTac system possesses features and functionality that other existing video systems do not possess.

•	We are offering our VidTac system at a much lower price than the average price of the competing DVR-based video systems.
•
Since our system is software based, most maintenance fixes and updates can be automatically and seamlessly “pushed” to the users, thus avoiding the need for the delay and inconvenience of on-site maintenance or the return of the system for repair.

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

Employees

We had 34 full-time employees as of March 15, 2015, a substantial majority of whom are non-management personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and believe that we have satisfactory employee relations.

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

Our predecessor, which began our business, was formed in January 2005.  We began realizing revenues from operations in the fourth quarter of 2008.  Given our limited operating history, it may be difficult for you to evaluate our performance or prospects.  You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company.  These uncertainties include:

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

Our sales are predominantly derived from contracts with agencies of local governments.  Our sales, and results of operations, may be adversely affected by the curtailment of these governmental agencies’ use of technology, including curtailment due to governmental budget reductions.  Governmental budgets available to purchase our software service and products could be negatively affected by several factors, including events we cannot foresee, local government budget shortfalls, federal and state government budget limitations resulting in the curtailment of grant programs that would otherwise cover the purchase of our services, current or future economic conditions, a change in spending priorities, and other related exigencies and contingencies.  A significant decline in or redirection of local law enforcement expenditures in the future could result in a decrease to our sales, earnings and cash flows.

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

We have incurred operating losses since our inception, including a reported net loss of $4,223,467 for our fiscal year ended December 31, 2014.  In fiscal 2014 we used $2,900,870 of cash in our operating activities.  We expect to continue to incur operating losses through at least fiscal 2015.  As of December 31, 2014, we had an accumulated deficit of $22,908,272, cash and cash equivalents of $587,459, a working capital deficit of $3,484,825 and a stockholders’ deficit of $5,215,787.  To date, we have funded our operations principally through the sale of our capital stock and debt instruments, as well as contributions of capital to our predecessor, and cash generated from operations.  We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels.  If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We are likely to require additional financing to support our operations.  Such financing may only be available on disadvantageous terms, or may not be available at all.  Any new financing could have a substantial dilutive effect on our existing stockholders.

As of December 31, 2014, we had cash and cash equivalents of $587,459 and a working capital deficiency of $3,484,825.  Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources.  Our key vendors have accommodated us by extending payment terms for our outstanding accounts payables, but we cannot assure you that these accommodations will continue.  If our key vendors begin demanding standard payment terms, we may not be able to pay our accounts payable in a timely fashion, and we may lose our relationships with our key vendors.

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

Furthermore, our sales success is dependent on our sales leadership and our sales representatives.  We continue to experience turnover in our sales organization, including at the executive level.  Our current senior sales executive is relatively new to the company.  In 2014, we hired new sales personnel to fill various vacancies and increased the size of our sales team.  Our current sales team is less experienced in the law enforcement space than our previous sales team.  Consequently, our sales volumes could suffer until our new sales personnel become fully integrated.

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

Demand for our services and products depend in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns result in lower tax receipts for municipalities, counties and school districts, hence, lower budgets for our customers and potential customers.  Lower budgets could have a material adverse effect on the demand for our services and products, and our business, results of operations, cash flow and overall financial condition would suffer.

Disruptions in the financial markets, such as what occurred in 2008, may adversely impact the availability and cost of credit for our potential customers, which could result in the delay or cancellation of customer purchases.  In addition, the disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the availability and cost of capital for us and our customers.  These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our services or products, or their ability to pay for our services after purchase.  These conditions could result in bankruptcy or insolvency for some customers, which would impact our revenue and cash collections.  These conditions could also result in pricing pressure and less favorable financial terms in our contracts and our ability to access capital to fund our operations.

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

We have a total of 500,000,000 shares of common stock and 1,375,000 shares of preferred stock authorized for issuance.  As of December 31, 2014, we had 230,214,091 shares of common stock and 900,000 shares of preferred stock available for issuance.  We have reserved 32,096,794 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 15,100,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 6,145,374 shares of our common stock upon the conversion of accrued dividends on our outstanding shares of preferred stock, 4,106,296 shares of our common stock upon conversion of outstanding convertible notes, 300,000 shares of our common stock to be issued for investment monies received in 2014 and 10,185,001 additional shares available for future grants under our stock incentive plan.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock.  We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced.  This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.  In addition, to the extent we issue shares of our common stock, or the exercise price or conversion price of warrants or securities convertible into shares of our common stock, at a price below $0.10 per share, the conversion price of our Series B Preferred Stock would be adjusted downward, based upon a weighted average formula, which would result in addition shares of our common stock being issuable upon exercise of our Series B Preferred Stock.

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

As of December 31, 2014, co-founders Russell Chaney, our chairman of the board, and Shane Rapp, our president, and their affiliates, and other members of management beneficially owned a controlling percentage of the voting power of our outstanding shares of common stock.  This could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  As a result, our management will effectively control the outcome of matters on which our stockholders are entitled to vote, including the election of directors and other significant corporate actions.  Because of their stock ownership and other relationships with us, our management will be in a position to greatly influence the election of our board of directors, and thus control our affairs.  This concentration of voting power in the hands of our management will also effectively inhibit a non-negotiated merger or other business combination.

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

In addition, since the trading price of our common stock is less than $5.00 per share, trading in our common stock is also subject to the requirements of Rule 15g-9 of the Exchange Act.   Under Rule 15g-9, brokers who recommend our common stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they:

·	make an individualized written suitability determination for the purchaser; and

·	receive the purchaser’s written consent prior to the transaction.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

At December 31, 2014, our principal properties consisted of a leased facility in the Dallas area (approximately 7,000 square feet), where our research and development, sales and marketing, finance and administrative functions are located and a leased facility in New Braunfels, Texas (approximately 2,500 square feet), where our customer support and operational activities are located.  The Dallas area location is subject to a thirty-month sublease expiring on August 31, 2015.  The New Braunfels facility is subject to a fifty-one month lease expiring on August 31, 2018.  We terminated our previous month-to-month lease for office space located in Canyon Lake, Texas, in June 2014, and moved that office to New Braunfels.  We believe our present facilities are adequate for our foreseeable needs, and are currently reviewing lease renewal options for the Dallas facility.

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

The following table shows the high and low sales price of our common stock on the OTCQB Link for each quarterly period during our fiscal years ended December 31, 2014 and 2013.

	Price Range
Quarter Ending	High	Low
March 31, 2013	0.10	0.07
June 30, 2013	0.12	0.07
September 30, 2013	0.12	0.09
December 31, 2013	0.11	0.09
March 31, 2014	0.10	0.08
June 30, 2014	0.20	0.09
September 30, 2014	0.48	0.16
December 31, 2014	0.45	0.35

As of March 25, 2014, there were 202 holders of record of our common stock, and the closing price of our common stock on the OTCQB Link was $0.26 per share.

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, we issued 6,690,000 shares of our common stock, consisting of:  1) an aggregate of 2,500,000 shares issued to two third party service providers for advisory services, with a fair value of $1,050,000; 2) 200,000 shares issued for cash at $0.10 per share, or $20,000 in the aggregate, from warrant exercises; 3) an aggregate of 750,000 shares issued upon the conversion of three convertible promissory notes at a conversion price of $0.10 per share; 4) 2,050,000 shares issued in exchange for $205,000 in cash at a price of $0.10 per share received in a prior reporting period; and 5) 1,190,000 shares issued at a price of $0.10 per share and associated warrants to purchase 158,000 shares of common stock (with exercise prices ranging from $0.39 to $0.45 per share) in exchange for an aggregate $119,000 in cash.

Additionally, we issued warrants to purchase 400,000 shares of common stock at a price of $0.10 per share to two third party service providers for advisory services, with a fair value of $167,346.

The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  The offer and sale of the shares of common stock upon the conversion of convertible notes or the exercise of warrants without registration under the Securities Act, or the securities laws of certain states, was in reliance on the exemptions provided by Section 3(a)(9) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and warrants.  We disclosed to the investors that the shares of common stock and the warrants, and the common stock underlying the warrants, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available and the certificates representing the shares and the warrants included, and the certificates representing the common stock to be issued upon exercise of the warrants (if applicable) will include a legend to that effect.

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

We sell the services and products discussed above under “ITEM 1.  BUSINESS.” As noted above, most of our services are sold on a subscription basis to our customers who subscribe to use the service for a specified term. Our customers renew at a high-renewal rate, which produces recurring cash and recurring revenue, year-after-year.

Pertinent attributes of our subscription-based business model include the following:

●	We have incurred and will continue to incur material research and development costs to continue to build out our infrastructure and add new features and functionality to our offerings.

●	We have incurred start-up costs to establish our services and continue to incur recurring fixed costs to maintain our services.

●	As we acquire subscribers and bring them onto our services, we experience variable acquisition costs related to sales, installation and deployment.

●	We recruit subscribers with the goal of reaching a level of aggregate subscriber payments that exceeds our fixed (and variable) recurring service costs.

●	We seek to maintain a high renewal rate among existing subscribers.

●
The two important key performance metrics of the subscription-based aspect of our business are (1) the subscription related new, first-year orders we obtain from customers in any given year and (2) the dollar volume of renewing orders we receive from renewing customers in any given year. We use the acronym “SNFYOs” to refer to these Subscription-related New-First Year Orders and the acronym “SROs” to refer to these Subscription-related Renewing Orders.  Hence, SNFYOs in “year 1,” assuming renewal, become SROs in “years 2 – N.”  The dollar volume of SNFYOs and SROs in any given year affects the pace of our future revenue and cash growth and slope of the anticipated future revenue and cash growth.

Since we are selling into the innovator and early adopter customer spectrum of a particular market segment comprised of millions of potential subscribers (law enforcement officers, schools, day-cares, energy facilities, etc.), we anticipate that the dollar volume of SNFYOs may fluctuate up or down in any given year, although over time as we move into the early majority customer spectrum of a particular market segment, we expect the dollar volume of SNFYOs to steadily increase year-over-year. For example, we signed SNFYOs of approximately $1,212,000 for the twelve month period ended December 31, 2014, compared to approximately $1,583,000 in new orders for the comparable period in 2013, a decrease of approximately 23%.  We expect this will negatively impact our reported revenues in the short-term.

In contrast to the potential variability in the order intake of the SNFYOs, since we have solid and predictable renewal rates we expect the SROs to steadily increase year-after-year. We realized a 17% increase in SROs of $1,531,000 in 2014 up from $1,303,000 in 2013.  This partially offset the decrease in SNFYOs.

Assuming we are successful in obtaining new users of our services, as well as retaining high renewal rates of existing subscribers, we anticipate that the recurring nature of our subscription model will result in annually recurring, sustainable and predictable cash flow and revenue growth, year-over-year.  However, there is no assurance that we will be successful in implementing our business model and achieving our operational and financial objectives.

We also augment our SNFOs and NFOs with product revenues from sales of party hardware (computer in-vehicle laptops, portable printers, GPS devices, etc.) and sales of our proprietary in-vehicle video system (“VidTac”).

At December 31, 2014, we had cash and cash equivalents of $587,459, a working capital deficit of $3,484,825 and an accumulated deficit of $22,908,272.  We took the following steps in fiscal year 2014 and in the first quarter of 2015 to manage our liquidity, to avoid default on any material third-party obligations and to continue progressing our business towards cash-flow break-even, and ultimately profitability:

1)  We continue to employ “just in time” principles in our procurement processes for third party hardware, meaning that we attempt to schedule delivery to the customer of the third party hardware that we sell immediately after we receive the hardware.  We also continue our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware, which has helped us manage our working capital needs.

2)   Our key vendors are currently offering us extended payment terms for our outstanding payables balances, which has also helped us manage our working capital needs.

3)   In October 2014, our Board of Directors approved a funding initiative for $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide.  As of the date of this report, $450,000 has been raised, all in the first quarter of 2015.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, paid in cash.  The principal amount of the note is convertible into shares of our common stock at the rate of $0.22 per share.  The promissory note may be prepaid by us under certain conditions.

4)  As of December 31, 2014, we had outstanding warrants to purchase an aggregate of 3,155,582 shares of our common stock at a price of $0.20 per share, an aggregate exercise price of $631,116, that expire in 2015.  We believe that the bulk of these warrants will be exercised in calendar year 2015.  As of the date of this report date, warrants to purchase 360,000 shares of our common stock have been exercised, for a total exercise price of $64,000, all in the first quarter of 2015.

5)  Our balance sheet as of December 31, 2014 reflects a notes payable-current portion balance of $669,789, which is due in 2015.  Of that total, notes representing $570,977 in principal amount are held by three note-holders who have previously extended the original due date of their respective notes.  We believe these note holders will agree to extend the due dates of these notes again, if required.

6)  We are attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which we originally expected to close in 2014.  We remain optimistic that we can successfully close this funding in 2015.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards.”  We will use a portion of any proceeds from this EB-5 program to repay a bridge loan from the City of Pharr, Texas, if required.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of a number of employees in the City of Pharr.

7)  We believe that we have the capability to further reduce operating expenses, should circumstances warrant.

There are no assurances that these steps will generate sufficient cash flow from operations or that we will be able to obtain sufficient financing necessary to support our working capital requirements.  We can also give no assurance that additional capital financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available, we may not be able to continue our operations or execute our business plan.

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

Our business focus is to sell subscriptions to the COPsync software as a service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  We refer to this service as The COPsync Network.  The agencies subscribe to the service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, we also sell computers and computer-related hardware (“hardware”) used to provide the in-vehicle service should the customer not already have the hardware, or wants to upgrade their existing hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

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

The sale of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in our Statement of Operations.  The sale of the VidTac product offering is considered a hardware sale and is reported in this revenue classification.

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

The sale of our WARRANTsync and COPsync911 product offerings are reported in “software license/subscriptions revenues.”  The service for each of these products consist of two elements:  (1) an integration element, and (2) a subscription element, both of which are recognized ratably over the service period upon customer acceptance.  WARRANTsync represents a very small portion of our revenues and could be viewed as an enhancement feature to our COPsync Network.

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered pursuant to the executed service agreement.  Substantially all of our service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses.  Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date”.  Beginning in 2013, we adopted a policy of requesting customers purchasing a significant amount of hardware to prepay for the hardware at the time the equipment was ordered from our suppliers.  These prepayments are recorded on our Balance Sheet as Current Deferred Revenues.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and the past transaction history with the customer.  If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. With the exception of sales to resellers, all of our customers are local or state governmental agencies.

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

We determine VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  The renewal rate can be equal to or slightly higher than the stated rate in the original contract and is administered on a customer-by customer-basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

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

We have not capitalized any of the software development efforts associated with our new product offerings, WARRANTsync, VidTac and COPsync911, because the time period between achieving technological feasibility and product release for these product offerings was very short.  As a result, the incurred costs have been recorded as research and development costs in years 2014 and 2013.

Results of Continuing Operations for the Years Ended December 31, 2014 and 2013

Revenues.

Total revenues for the years ended December 31, 2014 and 2013 were $5,910,328 and $4,725,617, respectively.  Total revenues are comprised of software license/subscription revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenue totaled $2,662,237 and $1,780,790 for the years ended December 31, 2014 and 2013, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, revenues from our COPsync911 service which was introduced in the second quarter of 2013 and increased revenue attributable to contract renewals.  Hardware, installation and other revenue totaled $3,248,091 and $2,944,827 for the years ended December 31, 2014 and 2013, respectively.  These revenues involved a certain number of large, hardware intensive contracts involving both new customers and existing customers electing to replace or update their computer equipment, plus sales of our VidTac product offering.  A portion of these revenues stemmed from the 2013 year-end backlog of uncompleted service agreements.  VidTac revenues were approximately $652,000 and $1,195,000 for the years ended December 31, 2014 and 2013, respectively.  We believe the year-over-year decrease in sales of VidTac units resulted principally from our relatively new and inexperienced sales team.  We believe that in fiscal year 2015 we will experience increased customer orders for our VidTac product as the sales team matures and as certain feature sets and enhancements are incorporated into the product later in the year.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  As of December 31, 2014, we had $3,669,427 in deferred revenues, compared to $3,931,013 for 2013.  We do not believe our deferred revenues will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

We executed approximately 347 new service agreements (or contracts) in 2014, compared to approximately 285 new service agreements in 2013.  We expect to sign more new service agreements in 2015 than we did in 2014, primarily due to anticipated improvements in our sales staff.

Cost of Revenues and Gross Profit

The following is a summary of the cost of revenues and gross profit performances for the respective revenue types for the twelve month periods ended December 31, 2014 and 2013:

	For the twelve months ended December 31,
	2014		2013
	$	%	$	%

Hardware, installation and other revenues
Revenues	$3,248,091	100%	$2,944,827	100%
Cost of Revenues-hardware & other external costs	2,332,922	72%	2,345,691	80%
Cost of Revenues-internal costs	238,437	7%	163,381	6%
Total Gross Profit	$676,732	21%	$435,755	15%

Software license/subscription revenues
Revenues	$2,662,237	100%	$1,780,790	100%
Cost of Revenues-internal costs	636,665	24%	523,303	29%
Amortization of capitalized software development costs	436,471	16%	436,465	25%
Total Gross Profit	$1,589,101	60%	$821,022	46%

Total Company
Revenues	$5,910,328	100%	$4,725,617	100%
Cost of Revenues	3,644,495	62%	3,468,840	73%
Total Gross Profit	$2,265,833	38%	$1,256,777	27%

For the years ended December 31, 2014 and 2013, our total cost of revenues was $3,644,495 and $3,468,840, respectively.  As a result, we realized gross profits of $2,340,833 and $1,256,777, respectively, for the years ended December 31, 2014 and 2013.

Cost of revenues for hardware, installation and other revenues for the years ended December 31, 2014 and 2013 totaled $2,571,359 and $2,509,072, respectively.  Included in these cost of revenues are internal costs, which totaled $238,437 and $163,381 for the years ended December 31, 2014 and 2013, respectively.  The increase in internal costs between periods was due principally to a reallocation of certain costs from general and administrative expenses.  These reallocated expenses included salary for a senior executive, partially offset by a decrease in hosting and support services performed by outside service providers, which was reallocated to our customer support costs.  The total gross profit from hardware, installation and other revenue totaled $676,732 for the year ended December 31, 2014, compared to a gross profit of $435,755 for the comparable period in 2013.  This improvement in gross profit performance was due in part to increased equipment sales and more aggressive pricing on selected hardware items, as well as installation and integration related services.

Cost of revenues for software license/subscription revenues for the years ended December 31, 2014 and 2013 were $1,073,136 and $959,768, respectively.  The increase of approximately $113,000 was due to increased internal costs representing our customer support team and web-hosting facilities.  The increased costs were driven by increased headcount and the cost of outside service providers needed to address the increased number of customers and services offered to our customers.  The resulting gross profit from software license/subscription revenues for years ended December 31, 2014 and 2013 was $1,589,101 and $821,022, respectively.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting are relatively flat.  In both 2014 and 2013, these internal costs increased because we added headcount and increased services to be provided by outside service providers to support the increased number of customers and new products.

Operating Expenses.

Research and Development

Total research and development expenses for years ended December 31, 2014 and 2013, were $1,952,786 and $2,157,597, respectively.  The $204,811 decrease in these expenses between years is due principally to a decrease in the development costs for new products, more specifically decreased contract labor for IT/software development services and decreased expendable supplies, partially offset by increases in payroll expenses and share-based compensation expense.  The expenses incurred in 2014 were principally driven by the continued development and refinement of our COPsync911 threat alert service and our VidTac system and development efforts to enhance the scalability of our COPsync Network and COPsync911 service offerings.  The expenses incurred in 2013 were principally driven by the development of our COPsync911 threat alert service, which was launched in the second quarter of 2013.  We believe our research and development expense will increase in 2015, assuming it is not necessary to reduce expense to maintain adequate liquidity.

Sales and Marketing

Total sales and marketing expenses for the years ended December 31, 2014 and 2013 were $1,408,659 and $1,289,892, respectively.  The $118,767 increase in these expenses consists principally of increases in personnel, travel expenses resulting from headcount additions and increased insurance and trade show expenses, partially offset by a decrease in share-based compensation expense.

We expect our sales and marketing expenses will increase in 2015, as we will be increasing our current staffing levels.

 General and Administrative

Total general and administrative expenses for the years ended December 31, 2014 and 2013 were $2,960,262 and $1,395,118, respectively.  The approximate $1,565,000 increase in expenses was due principally to an aggregate of $1,050,000 for stock issued to two third party service providers for general financial advisory and investment banker services, $209,576 for performance-based warrants issued to two third party service providers for business and corporate advisory services, $180,000 in professional services for new corporate, business, promotion, general financial advisory-related, and investment banker services, as well as various legal services, $156,000 for bad-debts expenses, $31,000 for business insurance premiums resulting from expanded coverages, $16,000 for certain personnel costs in the areas of benefits and contract labor, and $29,000 for travel expense, partially offset by a $115,000 reduction in share-based compensation expense.  Share-based compensation expense decreased in 2014 because certain stock option grants awarded to members of executive management became fully vested in 2013.

We believe our general and administrative expenses for 2015 will remain relatively consistent with expense levels of 2014.

Other Income and Expense.

For the year ended December 31, 2014, other expense totaled $167,593, consisting of $177,293 in interest expense, partially offset by $9,700 in interest income.  For the year ended December 31, 2013, other expense totaled $29,026, consisting principally of interest expense.  The increase in interest expense relates to the various new debt instruments we executed in late 2013 and during 2014.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of December 31, 2014, we had $587,459 in cash and cash equivalents, compared to $414,051 as of December 31, 2013.  The increase was due primarily to $3,123,011 net cash provided by financing activities, partially offset by $2,900,870 in net cash used in operating activities and $48,733 in net cash used in investing activities.  The net cash increase attributable to financing activities represents proceeds of $2,124,615 from the sale of common stock in 2014, $405,000 from the issuance of long-term notes payable, $285,000 from the issuance of short-term notes payable, $44,000 from the exercise of warrants for shares of our common stock, $40,500 in deposits for shares of common stock to be issued in 2015, and a $475,000 note advance from the City of Pharr, partially offset by payments on notes payable of $210,604.

We had a working capital deficit of $3,484,825 on December 31, 2014, compared to a deficit of $3,739,475 on December 31, 2013.  Included in the working capital deficit on December 31, 2014 are current liabilities of $2,526,990 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the future costs of which we believe will not represent a majority of these current liabilities.

Plan of Operation for the Next Twelve Months

At December 31, 2014, we had cash and cash equivalents of $587,459, a working capital deficit of $3,484,825 and an accumulated deficit of $22,908,272.  We took the following steps in fiscal year 2014 and in the first quarter of 2015 to manage our liquidity, to avoid default on any material third-party obligations and to continue progressing our business towards cash-flow break-even, and ultimately profitability:

1)  We signed service agreements for approximately $4,500,000 in new orders for the twelve month period ended December 31, 2014, compared to approximately $5,852,000 in new orders for the comparable period in 2013, a decrease of approximately 23%.  We expect this will negatively impact our liquidity in the short-term.  We believe this decrease resulted from experiencing high turnover within our sales organization. We are continually evaluating the performance of our sales team and replacing those who are not meeting our expectations.  As we continue to add to the number and quality of our sales team, we expect our new orders to begin growing again.  This decrease in our new orders was partially offset by an increase in customer subscription renewals in 2014 of $1,531,000, up from $1,303,000 in 2013 for an increase of 17%.

2)  We continue to employ “just in time” principles in our procurement processes for third party hardware, meaning that we attempt to schedule delivery to the customer of the third party hardware that we sell immediately after we receive the hardware.  We also continue our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware, which has helped us manage our working capital needs.

3)   Our key vendors are currently offering us extended payment terms for our outstanding payables balances, which has also helped us manage our working capital needs.

4)   In October 2014, our Board of Directors approved a funding initiative for $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide.  As of the date of this report, $450,000 has been raised, all in the first quarter of 2015.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, paid in cash.  The principal amount of the note is convertible into shares of our common stock at the rate of $0.22 per share.  The promissory note may be prepaid by us under certain conditions.

5)  As of December 31, 2014, we had outstanding warrants to purchase an aggregate of 3,155,582 shares of our common stock at a price of $0.20 per share, an aggregate exercise price of $631,116, that expire in 2015.  We believe that the bulk of these warrants will be exercised in calendar year 2015.  As of the date of this report, warrants to purchase 360,000 shares of our common stock have been exercised, for a total exercise price of $64,000, all in the first quarter of 2015.

6)  Our balance sheet as of December 31, 2014, shows a notes payable-current portion balance of $669,789, which is due in 2015.  Of that total, notes representing $570,977 in principal amount are held by three note-holders who have previously extended the original due date of their respective notes. We believe these note holders will agree to extend the due dates of these notes again, if required.

7)  We are attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which we originally expected to close in 2014.  We remain optimistic that we can successfully close this funding in 2015.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.  We will use a portion of any proceeds from this EB-5 program to repay a loan from the City of Pharr, Texas, if required.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of a number of employees in the City of Pharr.

8)  We believe that we have the capability to further reduce operating expenses, should circumstances warrant.

Based upon the above-listed factors, we believe we will have adequate cash resources for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2014, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	After 2019

Long-Term Debt Obligations	$1,537,831	$800,896	$732,246	$4,689	$-
Capital Lease Obligations	$35,098	$7,632	$17,479	$9,987	$-
Operating Lease Obligations	$192,868	$95,927	$79,297	$17,644	$-
Purchase Obligations	$545,738	$545,738	$-	$-	$-
Other Long-Term Liabilities	$475,000	$-	$475,000	$-	$-
Total Contractual Obligations	$2,786,535	$1,450,193	$1,304,022	$32,320	$-

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial (and principal accounting) officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014.  Based upon that evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 2, 2015, under “ITEM 1 – ELECTION OF DIRECTORS” and “ITEM 2 – APPROVAL OF AMENDMENTS TO 2009 LONG-TERM INCENTIVE PLAN”.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 2, 2015, under “ITEM 1 – ELECTION OF DIRECTORS” and “ITEM 2 – APPROVAL OF AMENDMENTS TO 2009 LONG-TERM INCENTIVE PLAN”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 2, 2015, under “ITEM 1 – ELECTION OF DIRECTORS” and “ITEM 2 – APPROVAL OF AMENDMENTS TO 2009 LONG-TERM INCENTIVE PLAN”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 2, 2015, under “ITEM 1 – ELECTION OF DIRECTORS” and “ITEM 2 – APPROVAL OF AMENDMENTS TO 2009 LONG-TERM INCENTIVE PLAN”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged PMB Helin Donovan LLP, Certified Public Accountants, as our independent registered public accounting firm, and requested that they perform an audit of our financial statements beginning with the year ended December 31, 2011.

Audit Fees

Fees for respective audit services total approximately $40,000 for the year ended December 31, 2014, and $37,440 paid for the year ended December 31, 2013.  There were other fees paid to our principal accountants for reviews of our quarterly reports on Form 10-Q totaling $23,400 and $21,840 for the years ended December 31, 2014 and 2013, respectively.  There were other fees paid to our principal accountants for tax-related fees totaling $2,355 and $1,460 for the years ended December 31, 2014 and 2013, respectively.  All fees and services provided by our independent registered public accounting firm have been approved by our board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(1)           Financial Statements:

 (2)          Management Contract or Compensatory Plan:

See Index to Exhibits.  Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.7 through 10.12.

(b)           Exhibits:

See Index to Exhibits.

(c)           Schedules:

See financial statements and the accompanying notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: March 31, 2015	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONALD A. WOESSNER	Chief Executive Officer and Director	March 31, 2015
Ronald A. Woessner	(Principal Executive Officer)

/s/ BARRY W. WILSON	Chief Financial Officer	March 31, 2015
Barry W. Wilson	(Principal Financial Officer)

/s/ RUSSELL CHANEY	Chairman and Director	March 31, 2015
Russell Chaney

/s/ SHANE RAPP	President and Director	March 31, 2015
Shane Rapp

	Director	March 31, 2015
Joel Hochberg

/s/ JOSEPH R. ALOSA	Director	March 31, 2015
Joseph R. Alosa

	Director	March 31, 2015
Robert Harris

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).

3.2
Certificate of Designations of Series B Convertible Preferred Stock filed on October 14, 2009 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

3.3	Bylaws (Incorporated by reference to Registrants Registration Statement on Form SB-2 (Registration No. 333-140320)).

4.1	Form of Common Stock Certificate (Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (Registration No. 333-140320)).

10.1	Form of Three-Year COPsync, Inc. Promissory Note, originally issued in 2014 (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with Commission on November 11, 2014).

10.2	Form of Warrant to Purchase Common Stock (Cash Payment Exercise) (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with Commission on November 11, 2014).

10.3	Form of Warrant to Purchase Common Stock (Cashless Exercise) (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with Commission on November 11, 2014).

10.4*	Form of Three-Year COPsync, Inc. Promissory Note, originally issued in 2015.

10.5
Form of Warrant, dated as of October 14, 2009, issued by registrant to the investors in its Series B Preferred Stock (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.6
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

10.8
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between J. Shane Rapp and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.9
Stock Restriction Agreement, dated as of August 27, 2010, by and between Ronald A. Woessner and registrant.  (Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011).

10.10
Form of Indemnification Agreement, dated as of October 14, 2009, by and between registrant and its officers and directors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.11	Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-161882)).

10.12	Amendment No. 1 to Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to Registrant’s Information Statement in Schedule 14C, filed on March 2, 2015).

10.13	Form of Warrant, issued by the registrant to certain investors (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).

10.14	Form of Convertible Note, issued by the registrant to certain investors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).

10.15*	Commercial Sublease Agreement with Addison Tower Investment Company LLC (entered into as of January 28, 2013).

10.16*	Commercial Lease Agreement with 1000 Walnut Limited, as amended on June 17, 2014 (originally executed on March 28, 2014).

10.17*	Advisory Agreement with Maxim Group LLC (entered into as of October 6, 2014).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

101	101.SCH (XBRL Taxonomy Extension Schema Document)

101	101.CAL (XBRL Calculation Linkbase Documents)

101	101.DEF (XBRL Taxonomy Linkbase Document)

101	101.LAB XBRL Taxonomy Label Linkbase Document)

101	101.PRE (XBRL Taxonomy Presentation Linkbase Document)

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
COPsync, Inc.:

We have audited the accompanying balance sheets of COPsync, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COPsync, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP March 31, 2015 Dallas, Texas

COPSYNC, INC.
Balance Sheets

ASSETS

	December 31, 2014	December 31, 2013

CURRENT ASSETS

Cash and cash equivalents	$587,459	$414,051
Accounts receivable, net	223,622	101,807
Inventories	246,077	357,933
Prepaid expenses and other current assets	270,148	116,573
Deferred loan costs	50,000	-

Total Current Assets	1,377,306	990,364

PROPERTY AND EQUIPMENT

Leased property under capital lease	35,098	-
Computer hardware	72,070	68,847
Computer software	36,936	36,936
Fleet vehicles	174,094	134,987
Furniture and fixtures	10,467	7,872

Total Property and Equipment	328,665	248,642
Less: Accumulated Depreciation	(152,789)	(113,489)

Net Property and Equipment	175,876	135,153

OTHER ASSETS

Software development costs, net	-	436,471

Total Other Assets	-	436,471

TOTAL ASSETS	$1,553,182	$1,561,988

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31, 2014	December 31, 2013

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,526,612	$1,419,170
Deferred revenues	2,526,990	2,878,264
Obligation under capital lease	7,632	-
Convertible notes payable, current portion	9,608	20,000
Three Year, 50% notes payable, net of $0 discount, current portion	121,500	-
Notes payable, current portion	669,789	412,405

Total Current Liabilities	4,862,131	4,729,839

LONG-TERM LIABILITIES

Deferred revenues	1,142,437	1,052,749
Obligation under capital lease	27,466	-
Convertible notes payable	389,178	594,163
Three Year, 50% notes payable, net of $181,385 discount, non-current portion	291,118	-
Notes payable, non-current portion	56,639	107,329

Total Long-Term Liabilities	1,906,838	1,754,241

Total Liabilities	6,768,969	6,484,080

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 201,852,444 and 175,014,501 issued and outstanding, respectively	20,184	17,501
Common stock to be issued, 300,000 and 15,000 shares, respectively	42,000	1,500
Additional paid-in-capital	17,630,254	13,709,972
Accumulated deficit	(22,908,272)	(18,651,112)

Total Stockholders' Deficit	(5,215,787)	(4,922,092)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,553,182	$1,561,988

The accompanying notes are an integral part of these financial statements.

 COPSYNC, INC.
Statements of Operations

	For the Twelve Months Ended
	December 31,
	2014	2013

REVENUES

Hardware, installation and other revenues	$3,248,091	$2,944,827
Software license/subscription revenues	2,662,237	1,780,790

Total Revenues	5,910,328	4,725,617

COST OF REVENUES

Hardware and other costs	2,571,359	2,509,072
Software license/subscriptions	1,073,136	959,768

Total Cost of Revenues	3,644,495	3,468,840

GROSS PROFIT	2,265,833	1,256,777

OPERATING EXPENSES

Research and development	1,952,786	2,157,597
Sales and marketing	1,408,659	1,289,892
General and administrative	2,960,262	1,395,118

Total Operating Expenses	6,321,707	4,842,607

LOSS FROM OPERATIONS	(4,055,874)	(3,585,830)

OTHER INCOME (EXPENSE)

Interest income	9,700	7
Interest expense	(177,293)	(29,033)

Total Other Income (Expense)	(167,593)	(29,026)

NET LOSS BEFORE INCOME TAXES	(4,223,467)	(3,614,856)

INCOME TAXES	-	-

NET LOSS	$(4,223,467)	$(3,614,856)

Series B preferred stock dividend	(33,693)	(105,000)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(71,307)	-
Cost of Series B warrants extension	-	(120,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,328,467)	$(3,839,856)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	182,986,709	173,799,481

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit)
For the year ended December 31, 2014 and 2013

								Common
							Common	Stock				Total
							Stock	Warrants		Additional		Shareholder
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2013	100,000	$10	375,000	$37	171,284,201	$17,129	$7,000	$-	$-	$12,803,341	$(14,811,256)	$(1,983,739)

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-	-	184,973	-	$184,973

Common stock issued for previous deposits at $0.10 per share	-	-	-	-	70,000	7	(7,000)	-	-	6,993	-	$-

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-	-	79,000	-	$79,000

Amortization of restricted stock grant	-	-	-	-	-	-	-	-	-	45,000	-	$45,000

Common stock issued for cash at $0.10 per share	-	-	-	-	3,469,300	347	-	-	-	346,583	-	$346,930

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share	-	-	-	-	191,000	18	-	-	-	19,082	-	$19,100

Common stock to be issued for cash at $0.10 per share	-	-	-	-	-	-	1,500	-	-	-	-	$1,500

Cost of Series B warrant extension	-	-	-	-	-	-	-	-	-	120,000	(120,000)	$-

Series B Preferred stock- cumulative dividends	-	-	-	-	-	-	-	-	-	105,000	(105,000)	$-

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(3,614,856)	$(3,614,856)

Balance, December 31, 2013	100,000	$10	375,000	$37	175,014,501	$17,501	$1,500	$-	$-	$13,709,972	$(18,651,112)	$(4,922,092)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit) (Continued)
For the year ended December 31, 2014 and 2013

								Common
							Common	Stock				Total
							Stock	Warrants		Additional		Shareholder
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2014	100,000	$10	375,000	$37	175,014,501	$17,501	$1,500	$-	$-	$13,709,972	$(18,651,112)	$(4,922,092)

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-	-	147,096	-	$147,096

Valuation of the vested portion of non-employee warrants	-	-	-	-	-	-	-	-	-	209,576	-	$209,576

Valuation of the vested portion of non-employee stock grants	-	-	-	-	2,500,000	250	-	-	-	1,049,750	-	$1,050,000

Common stock to be issued for cash at $0.10 per share from warrant exercises	-	-	-	-	-	-	-	24,000	-	-	-	$24,000

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-	-	79,000	-	$79,000

Common stock issued for services at $0.10 per share	-	-	-	-	600,000	60	-	-	-	59,940	-	$60,000

Common stock issued for cash at $0.10 per share	-	-	-	-	21,243,100	2,124	-	-	-	2,081,991	-	$2,084,115

Common stock issued for cash at $0.10 per share from warrant exercises	-	-	-	-	240,000	24	-	-	-	23,976	-	$24,000

Common stock issued for cash at $0.20 per share from warrant exercises	-	-	-	-	100,000	10	-	-	-	19,990	-	$20,000

Common stock issued in conversion of notes payable and accrued interest at $0.10 per share	-	-	-	-	2,154,843	215	-	-	-	215,270	-	$215,485

Common stock to be issued for cash at $0.10 per share	-	-	-	-	-	-	16,500	-	-	-	-	$16,500

Series B Preferred stock- cumulative dividends	-	-	-	-	-	-	-	-	-	105,000	(105,000)	$-

Accretion of Beneficial Conversion Feature on Preferred Shares dividends issued in kind	-	-	-	-	-	-	-	-	-	(71,307)	71,307	$-

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	-	(4,223,467)	$(4,223,467)

Balance, December 31, 2014	100,000	$10	375,000	$37	201,852,444	$20,184	$18,000	$24,000	$-	$17,630,254	$(22,908,272)	$(5,215,787)

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,223,467)	$(3,614,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	483,864	472,400
Employee stock compensation	147,097	184,973
Cost of performance-based warrants issued for outside services rendered	209,576	-
Cost of stock grant issued for outside services rendered	1,050,000
Amortization of restricted stock grants	-	45,000
Capital contributed/co-founders' forfeiture of contractual compensation	79,000	79,000
Discount on three-year, 50% notes payable	37,993	-
Bad debt Expense	185,864	30,000
Loss/(Gain) on asset disposals	(1,516)	(1,791)
Change in operating assets and liabilities:
Accounts receivable	(276,789)	(21,738)
Inventories	111,856	(20,513)
Prepaid expenses and other current assets	(57,146)	(67,737)
Deferred loan costs	(50,000)	-
Deferred revenues	(261,586)	2,094,365
Accounts payable and accrued expenses	(335,616)	193,852

Net Cash Used in Operating Activities	$(2,900,870)	$(627,045)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	2,500	107,800
Purchases of property and equipment	(51,233)	(119,744)

Net Cash Used in Investing Activities	$(48,733)	$(11,944)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	285,000	570,621
Proceeds from three-year, 50% notes payable	405,000	-
Proceeds from issuance of common stock for cash	2,084,115	346,930
Proceeds from convertible notes	-	260,000
Proceeds from a note-related advance	475,000	-
Proceeds from the issuance of stock for warrant exercises	44,000	-
Proceeds from stock deposit for common stock to be issued	40,500	1,500
Payments on notes payable	(180,229)	(300,455)
Payments on three-year, 50% notes payable	(30,375)	-

Net Cash Provided by Financing Activities	$3,123,011	$878,596

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	173,408	239,607

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	414,051	174,444

CASH AND CASH EQUIVALENTS, END OF YEAR	$587,459	$414,051

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)

	For the Twelve Months Ended
	December 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$62,683	$17,860
Cash paid for income tax	$9,649	$7,449

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Partial financing associated with the purchase of two fleet vehicles	$49,503	$-
Non-cash issuance of 600,000 shares of common stock to third party for services performed and to be performed	$60,000	$-
Conversion of convertible notes, plus accrued interest into 2,154,843 and 191,000 shares of common stock, respectively	$215,485	$19,100
Issuance of common stock for prior year stock subscriptions	$-	$7,000
Insurance proceeds applied to outstanding bank loan	$15,854	$-
Capitalized Lease involving two fleet vehicles	$35,098	$-
Financing of prepaid insurance policy	$40,300	$34,069
Series B Preferred stock dividends	$27,020	$105,000
Cost of Series B warrants extension	$-	$120,000
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$71,307	$-

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

VidTac is a software-driven video system for law enforcement.  Traditional in-vehicle video systems are “hardware centric” DVR-based systems. The video capture, compression and encryption of the video stream is performed by the DVR.  The estimated price of these high-end, digital DVR-based systems is in excess of $5,000 per system.  These DVR-based systems are typically replaced, at the same expensive price point, every three to four years as new patrol vehicles are placed into service.

The VidTac system is price advantageous vis-a-vis other high-end video systems, since the Company is offering it for sale at a much lower price than the average price of DVR-based video systems.  Furthermore, for those agencies that have in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years as new patrol vehicles are placed into service.

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

At December 31, 2014, the Company had cash and cash equivalents of $587,459, a working capital deficit of $3,484,825 and an accumulated deficit of $22,908,272.  The Company took the following steps in fiscal year 2014 and in the first quarter of 2015 to manage its liquidity, to avoid default on any material third-party obligations and to continue progressing its business towards cash-flow break-even, and ultimately profitability:

1)  The Company signed service agreements for approximately $4,500,000 in new orders for the twelve month period ended December 31, 2014, compared to approximately $5,852,000 in new orders for the comparable period in 2013, a decrease of approximately 23%.  The Company expects this will negatively impact its reported revenue and liquidity in the short-term.  The Company believes this decrease resulted from experiencing high turnover within its sales organization.  The Company is continually evaluating the performance of its sales team and replacing those who are not meeting the Company’s expectations.  As the Company continues to add to the number and quality of its sales team, the Company expects its orders to begin growing again.  This decrease in the Company’s new orders was partially offset by an increase in customer subscription renewals in 2014 of $1,531,000, up from $1,303,000 in 2013 for an increase of 17%.

 COPSYNC, INC.
Notes to Financial Statements

2)  The Company continues to employ “just in time” principles in our procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time it orders the hardware, which has helped the Company manage its working capital needs.

3)  The Company’s key vendors are currently offering us extended payment terms for our outstanding payables balances, which has also helped us manage our working capital needs.

4)  In October 2014, the Company’s Board of Directors approved a funding initiative for $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide.  As of the date of this report, $450,000 has been raised, all in the first quarter of 2015.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, paid in cash.  The principal amount of the note is convertible into shares of the Company’s common stock at the rate of $0.22 per share.  The promissory note may be prepaid by the Company under certain conditions.

5)  At December 31, 2014, the Company had outstanding warrants to purchase an aggregate of 3,155,582 shares of its common stock at a price of $0.20 per share, an aggregate exercise price of $631,116, that expire in 2015.  The Company believes that the bulk of these warrants will be exercised in calendar year 2015.  As of the date of this report date, warrants to purchase 360,000 shares of the Company’s common stock have been exercised for a total exercise price of $64,000, all in the first quarter of 2015.

6)  The Company’s Balance Sheet as of December 31, 2014, indicates a notes payable-current portion balance of $669,789, which is due in 2015.  Of that total, notes representing $570,977 in principal amount are held by three note-holders who have previously extended the original due date of their respective notes. The Company believes these note holders will agree to extend the due dates of these notes again, if required.

7)  The Company is attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which the Company originally expected to close in 2014.  The Company remains optimistic that it can successfully close this funding in 2015.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.  The Company will use a portion of any proceeds from this EB-5 program to repay a loan from the City of Pharr, Texas, if required.  Any remaining funds will be used for general working capital purposes, including the Company’s anticipated hiring of a number of employees in the City of Pharr.

8)  The Company believes that it has the capability to further reduce operating expenses, should circumstances warrant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its current and recently added offerings. The Company has had recurring losses and expects to report losses for fiscal 2015. The Company believes that cash flow from operations, together with the potential sources of debt, equity and revenue-based financing outlined above will be sufficient to fund the Company’s anticipated operations for fiscal 2015.

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

 COPSYNC, INC.
Notes to Financial Statements

The Company's cash and cash equivalents, at December 31, consisted of the following:

	2014	2013
Cash in bank	$586,469	$414,001
Money market funds	990	50
Cash and cash equivalents	$587,459	$414,051

d.             Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2014, the Company had approximately $328,000 at two financial institutions in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

f.              Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.  No such adjustments have been made in years 2014 or 2013.

g.             Deferred Loan Costs

The Company is attempting to secure up to $2.0 million in funding pursuant to an EB-5 program, which originally had been expected to close in 2014.  The Company remains optimistic that it can successfully close this funding in 2015.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.

On December 30, 2013, the Company executed an agreement with a third-party service provider to provide business, promotional, financial and EB-5 Regional Center consulting relating to the Company’s attempts to secure the $2.0 million in funding as part of the EB-5 program.  For those services, the Company prepaid $50,000.  This prepayment will be matched or netted against the expected funding from the completed EB-5 program.   This prepayment will be charged to general and administrative expense upon closing the funding.

h.             Property and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware/software	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Depreciation expense on property and equipment was $47,393 and $35,935 for the years ended December 31, 2014 and 2013, respectively.

COPSYNC, INC.
Notes to Financial Statements

i.              Leased Property & Obligation under Capital Lease

On December 22, 2014, the Company executed a forty-eight month lease agreement with a third-party service provider for the lease of two vehicles.  The agreement requires monthly payments totaling $35,098 over the life of the lease and has a minimal buy-out option at the end of the lease.  The lease meets the definition of a capitalized lease in accordance with “Leases - ASC 840-10-15”.  Accordingly, both a lease property asset and obligation in the amount of $35,098 is being reported as of December 31, 2014.  No monthly payments were made in fiscal year 2014.

j.              Long-lived Assets

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

k.              Software Development Costs

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

The Company has not capitalized any of the software development efforts associated with its new product offerings, WARRANTsync, VidTac and COPsync911, because the time period between achieving technological feasibility and product release for both of these product offerings was very short.  As a result, the incurred costs have been recorded as research and development costs in years 2014 and 2013.

l.              Research and Development

Research and development costs are charged to expense as incurred.

m.             Fair Value of Financial Instruments

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

 COPSYNC, INC.
Notes to Financial Statements

n.             Revenue Recognition

The Company’s business focus is to sell subscriptions to the COPsync software as a service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The Company refers to this service as The COPsync Network.  The agencies subscribe to the service for a specified period of time (usually for twelve to forty-eight months), for a specified number of officers per agency, and at a fixed subscription fee per officer.

In the process of selling the subscription service, the Company also sells computers and computer-related hardware (“hardware”) used to provide the in-vehicle service should the customer not already have the hardware, or wants to upgrade their existing hardware, as well as hardware installation services, the initial agency and officer set-up and training services and, sometimes, software integration services for enhanced service offerings.

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

The sale of the hardware and related services for hardware installation and agency and officer set-up and training are reported as “Hardware, installation and other revenues” in the Company’s Statement of Operations.  The sale of the VidTac product offering is considered a hardware sale and is reported in this revenue classification.

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

The sale of the WARRANTsync and COPsync911 product offerings are reported in “software license/subscriptions revenues”.  The service for each of these products consist of two elements:  (1) an integration element, and (2) a subscription element, both of which are recognized ratably over the service period upon customer acceptance.  WARRANTsync represents a very small portion of our revenues and could be viewed as an enhancement feature to our COPsync Network.

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

 COPSYNC, INC.
Notes to Financial Statements

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered pursuant to the executed service agreement. Substantially all of the Company’s service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, the Company recognizes revenue once the acceptance provisions or right of return lapses.  Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”  Beginning in 2013, the Company adopted a policy of requesting customers purchasing a significant amount of hardware to prepay for the hardware at the time the equipment was ordered from the Company’s suppliers.  These prepayments are recorded on the Company’s Balance Sheet as Current Deferred Revenues.

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and the past transaction history with the customer.  If the customer is not deemed credit worthy, the Company defers all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. With the exception of sales to resellers, all of the Company’s customers are local or state governmental agencies.

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

The Company determines VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  The renewal rate can be equal to or slightly higher than the stated rate in the original contract and is administered on a customer-by-customer basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

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

o.             Income Taxes

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).  The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2014 and 2013.

 COPSYNC, INC.
Notes to Financial Statements

p.             Share Based Compensation

The Company accounts for all share-based payment transactions using a fair-value based measurement method.  The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method.  The Company has historically issued stock options and vested and non-vested stock grants to employees.  Beginning in 2012, the Company also began granting stock options to outside directors.  The condition for vesting of the options has been continued employment or service during the related vesting or restriction period.

q.             Newly Adopted Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its audited financial statements.

Revenue Recognition

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

Unrecognized Tax Benefit

In July 2013, the FASB issued guidance that requires entities to present unrecognized tax benefits (UTB) in the financial statements as a reduction to a deferred tax asset (DTA) for a net operating loss (NOL) carryforward when NOL’s exist. Entities whose NOL carryforwards are not available to settle taxes that would result from the disallowance of the tax position, or who do not intend to use their DTA for that purpose, should present their UTB as a liability and should not net the UTB with the DTA.  The guidance became effective for us at the beginning of 2014. This new guidance did not have a material impact on the Company’s consolidated financial statements.

Going Concern

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

r.             Preferred Stock Issuances with Beneficial Conversion Features

The Company uses the effective conversion price of preferred shares issued based on the proceeds received to compute the intrinsic value of the embedded conversion feature on preferred stock issuances with detachable warrants.  The Company calculates an effective conversion price and uses that price to measure the intrinsic value of the embedded conversion option.

COPSYNC, INC.
Notes to Financial Statements

NOTE 3 -       ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at December 31, consisted of the following:

	December 31,
Category	2014	2013

Trade receivables	$1,101,279	$649,837
Other receivables	53,227	7,908
Elimination of unpaid deferred revenue	(716,495)	(525,938)
Allowance for doubtful accounts	(214,389)	(30,000)

Total Accounts Receivable	$223,622	$101,807

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

The Company’s other receivables as of December 31, 2014 consisted principally of $30,890 for the sale of two vehicles to a third party leasing company and $9,700 for interest charged against a specific customer’s outstanding receivables balance.

The elimination of the unpaid deferred revenue December 31, 2014, represents those invoices issued for products and/or services not yet paid by the customer or services completed by the Company.  The elimination is made to prevent the “gross-up” effect on the Company’s Balance Sheet between Accounts Receivable and Deferred Revenues.

The Company’s allowance for doubtful accounts is based upon a review of outstanding receivables.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

NOTE 4 -       INVENTORY

Inventory consisted of the following as of December 31:

	December 31,
Category	2014	2013

Raw materials	$-	$-
Work-in-process	-	-
Finished goods	246,077	357,933

Total Inventory	$246,077	$357,933

The approximately $112,000 decrease in inventory between 2013 and 2014 is due principally to a sharp increase in 2013 customer bookings for new hardware associated with the Company’s COPsync service.  The timing of the receipt of the new orders, the associated procurement cycle and installation timetables all culminated in the Company possessing a large amount of inventory at December 31, 2013.  Those inventories were reduced as a result of the hardware being delivered to the customer and installed in fiscal year 2014.

Total inventory at December 31, 2014 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s propriety VidTac product and its related components.  Generally, the Company procures hardware as a result of receiving a customer order.  The hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  The Company does not procure and inventory third party hardware for speculative selling.

The various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

 COPSYNC, INC.
Notes to Financial Statements

With regards to the Company’s VidTac product, a manufacturing agreement was executed in 2012 with a single contract manufacturer and calls for the Company to periodically place a demand purchase order for a fixed number of finished units to be manufactured and delivered as finished goods.  The Company’s purchase orders placed with the contract manufacturer are non-cancellable; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer; and (2) should the Company elect to cancel a purchase order in total or in part, it would be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

When the VidTac product is recorded into Finished Goods, it consists of a kit consisting of four basic components.  It is inventoried as a single unit of inventory.  Should a single component fail or need to be replaced, the Company will take a kit and then inventory the components, still considered finished goods.  Should a component need to be repaired, it is returned to the contracted manufacturer for analysis and repair.  The repaired component is then shipped to the Company and inventoried as a finished goods component.

In July 2014, the Company placed a demand purchase order valued at $433,000 with the contract manufacturer for finished units to be delivered ratably throughout the year and into early fiscal year 2015.  The order was to cover a then backlog of orders for VidTac, as well as forecasted demand for the product during the delivery period.  The payment terms for this purchase order required a 10% down-payment at the time of order placement, followed by Net 30 days from invoice date once the units are delivered to finished goods inventory.

In December 2014, the Company placed another demand purchase order valued at $433,000 with the contract manufacturer for finished units to be delivered ratably in fiscal year 2015, beginning in May 2015.  This order was to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.  The payment terms for this purchase order required a10% down-payment at the time of order placement, followed by Net 30 days from invoice date once the units are delivered to finished goods inventory.

NOTE 5 -      PREPAID EXPENSES AND OTHER ASSETS

The Company's prepaid expenses and other assets at December 31, consisted of the following:

	December 31,
Category	2014	2013

Prepaid Insurance	$44,101	$37,910
Subscriptions	24,050	14,859
Vendor Prepayments	103,044	63,804
Deferred Charges	98,953	-

Total Prepaid Expenses and Other Assets	$270,148	$116,573

Prepaid insurance pertains to various business insurance policies, the fees of which have been financed by a third-party service provider and are being paid over an eleven-month period.  This prepayment is amortized ratably over the twelve-month insurance coverage period.

Subscriptions principally pertain to prepaid software support and web-hosting services provided by third-party service providers.  These prepayments are amortized into expense over the life of the specific service period.

Vendor prepayments principally involve two vendors: one, consisting of down-payments made to the Company’s contract manufacturer for new orders of the VidTac product, which are then applied on a unitized basis as credits on the vendor’s invoices when the finished product goes into finished goods inventory; and two, a software engineering firm that provides ongoing services to the Company.  As of the date of this report, those services have subsequently been provided and the prepayments charged to operating expenses in fiscal year 2015.

 COPSYNC, INC.
Notes to Financial Statements

Deferred charges pertain to off-the-shelf computer aided dispatch systems (“CAD”) purchased from two outside software services companies and delivered to six contracted customers as part of their respective, executed service agreement (or contract).  The contracts involved license fees for the CAD service over a four-year period commencing with the acceptance of the service, as well as one-time implementation fees specific to each agency.  The contracts were executed in early in 2013 and the customers made prepayments totaling $285,555, the latter of which is reported in Current Deferred Revenues.  At December 31, 2014, there remains some services yet to be performed and delivered to the customers; therefore, revenue recognition is not appropriate at this time.  The Company expects to complete and deliver those services in fiscal year 2015, at which time these deferred charges will be matched against the applicable revenues.

 NOTE 6-      SOFTWARE DEVELOPMENT COSTS

Software development costs as of December 31, were as follows:

	December 31,
	2014	2013
Capitalized software development costs	$2,724,082	$2,724,082
Accumulated amortization	(1,847,274)	(1,410,803)
Sub-total	876,808	$1,313,279
Cumulative Impairment charge	(876,808)	(876,808)
Total	$-	$436,471

Amortization expense related to these costs was $436,471 and $436,465 for the years ended December 31, 2014 and 2013, respectively.

NOTE 7 -       INCOME TAXES

As of December 31, 2014, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $15,573,000.  The net operating loss carry-forwards expire between 2028 and 2034.

Deferred tax assets and liabilities at December 31, consist of the following:

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$5,294,800	$4,372,400

Total deferred tax assets	5,294,800	4,372,400

Valuation allowance	(5,294,800)	(4,372,400)
Net deferred tax assets	$-	$-

Income tax benefit differs from the expected statutory rate as follows:

	2014	2013
Expected federal income tax benefit	$(1,471,700)	$(1,529,500)
Stock expense	357,000	15,300
Stock option and warrant expense	121,300	123,100
Other	70,700	224,900
Change in valuation allowance	922,700	1,166,200
Income tax benefit	$–	$–

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

 COPSYNC, INC.
Notes to Financial Statements

NOTE 8 -       NOTES PAYABLE

Notes payable as of December 31 consisted of the following:

	Collateral		Interest	Monthly		December 31,
Type	(If any)		Rate	Payments	Maturity	2014	2013

Bank	Autos	(8)	6.00%	$468	Jan. 2017	10,949	15,749
Bank	Autos	(7) (8)	6.50%	$1,017	Jun. 2018	21,818	47,401
Bank	Autos	(8)	6.50%	$220	Jul. 2018	8,387	10,392
Bank	Autos	(1) (8)	4.00%	$312	Mar. 2019	14,569	-
Bank	Autos	(1) (8)	4.00%	$254	Mar. 2019	11,893	-
Bank	Autos	(1) (8)	4.00%	$346	May. 2019	16,790	-
Insurance		(2) (8)	7.50%	$3,093	Nov. 2014	40,300	34,069
Demand Note	Inventory	(11)	16.00%	$-	Jun. 2015	313,477	313,477
Demand Note		(6)	15.00%	$7,500	Apr. 2015	30,745	-
Demand Note		(3)	-%	$-	Apr. 2015	7,500	-
Demand Note		(4)	12.9%	$-	Jul. 2015	250,000	-
Demand Note		(4) (9)	9.90%	$-	Mar. 2014	-	98,646
Demand Note		(5) (10)	16.70%	$-	Jun. 2015	412,618	-
Total notes payable						$1,139,046	$519,734
Less: Current portion						$(791,289)	$(412,405)

Long-term portion						$347,757	$107,329

Future principal payments on long-term debt are as follows:

2015	$791,289
2016	233,682
2017	109,386
2018	4,689
2019 & thereafter	-
Total	$1,139,046

 For the twelve months period ended December 31 2014, the Company incurred the following increases in notes payable:

1)             The Company executed three five-year bank notes, with total principal of $49,503 and an interest rate of 4.0% per annum, for the purchase of three automobiles to be used in sales and operations.

2)             The Company executed two eleven-month notes payable pertaining to the Company’s business insurance coverages: one in the amount of $27,963 in February and for inland marine, general and product liability risk exposures; and a second one in the amount of $40,300 in December and for directors and officers insurance.  Both notes call for monthly payments of principal and have an interest rate of 7.5% per annum.

3)             On February 28, 2014, the Company executed a sixty-day promissory note in the principal amount of $25,000, payable to its Chief Executive Officer, for a loan in the same amount.  Interest at 3.0% per annum is due upon maturity of the promissory note.  In the fourth quarter of fiscal 2014, the Company repaid $17,500 of the principal amount of the note, leaving an outstanding balance of $7,500.  The Company’s chief executive officer elected to extend the maturity date of this note to April 1, 2015.

4)             In September 2013, an individual loaned the Company $50,000 to procure third-party hardware for a new contract.  The related note matured on March 31, 2014, bore simple interest at a rate of 9.9% per annum, and was payable upon maturity.  Prior to the maturity date, the note holder elected to loan the Company an additional $200,000.  As a result, the $50,000 note was cancelled and replaced with a new $250,000 unsecured note, which matures on July 15, 2015 and accrues interest at a rate of 12.9% per annum.  Payment of the accrued interest is due upon the note’s maturity.  Accrued interest on the cancelled note totaled $2,807 and was paid in the second quarter of fiscal 2014.

 COPSYNC, INC.
Notes to Financial Statements

5)             In May 2014, eight individuals loaned the Company an aggregate of $405,000 in cash.  The resulting promissory notes included the following terms: each note is due thirty-six months from issuance date, contemplates a 50% return by the end of the note term, and requires a specific repayment amount be made by the Company every six months, commencing six months after the note is issued.  The aggregate repayment amount of the notes payable is $607,500.  The repayment amounts increase on an annual basis throughout the life of the note.  The Company is required to repay 10%, 30% and 60% of the aggregate repayment amount in years one, two and three of the notes’ term, respectively.  The aggregate discount on the notes, totaling $202,500, was recorded on the Company’s Balance Sheet at issuance as a contra-notes payable, located in long-term liabilities.  The discount is amortized ratably over the life of the respective promissory notes and is recorded as interest expense in the Company’s Statement of Operations.  The Company had recorded $37,933 in cumulative discount on the notes as of December 31, 2014.

6)             On July 11, 2014, the Company executed a $60,000 short-term promissory note payable to a third-party financier.  The purpose of the note was to assist in the Company’s procurement of its VidTac products.  The note matures on April 11, 2015, accrues interest at 15% per annum, and required an initial monthly payment of interest only in August 2014 of $750, followed by eight monthly principal and interest payments in the amount of $7,027.99, commencing in September 2014.

For the twelve months period ended December 31 2014, the Company recognized the following decreases in notes payable:

7)             In the third quarter of 2014, one of the Company’s financed automobiles was involved in an accident, and sustained sufficient damage whereby the insurance company determined the vehicle to be a total loss.  The insurance company subsequently issued a payment to the Company in the amount of $15,844 for its loss.  The payment was applied in full to the related bank loan

8)             In 2014, the Company made principal payments of $131,582, primarily through scheduled monthly payments on notes payable that financed the Company’s business insurance policies and bank notes for automobile loans.

9)             In 2014, the Company paid a maturing loan in the amount of $48,646.  The original loan to the Company was made in September 2013 by an individual for the purpose of procuring third-party hardware for a new contract, and consisted of $50,000 in principal, an interest rate of 9.9% per annum, a maturity date in March 2014, and required the Company make monthly principal and interest payments during the life of the loan to the individual note holder.

10)           In the fourth quarter of 2014, the Company made the first six-month principal repayment in the aggregate of $30,375 to the eight investors who made loans to the Company as discussed above.

Other activities involving the Company’s notes payable occurring during the twelve months period ended December 31, 2014 are as follows:

11)           In November 2013, the Company executed two short-term notes payable in the aggregate amount of $313,477 with an equipment financing company owned by one of the Company’s outside directors to finance the purchase of certain third-party equipment to be sold by the Company to its contracted customers.  Both notes were scheduled to mature in May 2014, bear interest at 16% per annum, payable upon maturity, and are collateralized by the third-party equipment being procured.  During the second quarter of 2014, the equipment financing company extended the maturity dates of the notes by six months, making the notes due in November 2014.  The equipment financing company required the Company to pay the accumulated interest for the original six-month period as a condition to the extension of the maturity date.  The Company paid total interest of $23,646 on these notes in the second quarter of 2014.  In December 2014, the equipment financing company again extended the maturity date of the notes to June 2015.  The Company paid total accrued interest of $26,526 on these notes in the fourth quarter of 2014.

12)           On February 3, 2014, the Company received a $475,000 loan from the City of Pharr, Texas.  The loan documents related to this loan have not been finalized at the date of this report, but the note is expected to bear interest at 8.0% per annum.  The loan principal amount is expected to be due in full on the earlier to occur of the 18 month anniversary of the loan or the receipt by the Company of $2.0 million in proceeds from an EB-5 visa funding arrangement the Company is pursuing.  The loan is expected to be secured by a first priority security interest in the Company’s accounts receivable.  The city is expected to also receive a modest percentage of the Company’s revenue, payable quarterly, with respect to contracts for the Company’s products and services with customers located in a specified territory in the southern portion of Texas, for a specified period of time.  Because the formal loan documents have not been executed as of the date of this report, the loan advance has been classified as an accrued expense on the Company’s Balance Sheet.

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

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note, bearing 3% interest.  The principal amount of the note was repaid in the first quarter of fiscal 2013.  The accrued interest was included in the principal amount of a new convertible promissory note described Note 9.

In November 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note.  The note was replaced shortly thereafter with a new $60,000 convertible promissory note described below.

 NOTE 9 -       CONVERTIBLE NOTES PAYABLE

For the twelve months ended December 31 2014, holders of nine convertible notes elected to convert their notes into shares of the Company’s common stock.  The total principal amount of the converted notes was $215,378.  Accrued and unpaid interest for one convertible note in the amount of $107 was also converted into shares of the Company’s common stock.  Accrued and unpaid interest for the other eight convertible notes was paid in cash to the note holders.  As a result of these conversions, the Company issued a total of 2,154,843 shares of its common stock, at a conversion price of $0.10 per share, pursuant to the terms of the notes.

During the first quarter of 2013, the Company issued a $120,532 convertible note to its chief executive officer following the receipt of $120,000 in cash, which the Company used for the repayment of the principal amount of a $120,000 demand note, representing a loan made to the Company by its chief executive officer in December 2012.  The demand note had accrued $532 of interest, which was included in the principal amount of the convertible note.  The convertible note bore 3% interest per annum, was originally due on March 31, 2014, but the maturity date was extended to March 31, 2016.  The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

During the first quarter of 2013, the holder of one convertible note elected to convert the note into shares of the Company’s common stock.  The principal amount of the converted note on the date of conversion was $19,100.  The Company issued a total of 191,000 shares of its common stock, at the conversion price of $0.10 per share, pursuant to the terms of the note.

During the second quarter of 2013, the Company issued two convertible notes to individual investors in exchange for an aggregate investment of $40,000.  The convertible notes bore interest at 3% per annum, with one $20,000 convertible note maturing in May 2015 and the other $20,000 note maturing in June 2016.  The convertible notes may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

During the third quarter of 2013, the Company issued a $40,000 convertible note to its chief executive officer in exchange for an investment of $40,000.  The convertible note bore interest at 3% per annum and originally matured in the first quarter of 2014, but the maturity date was extended to March 31, 2016.  The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

During the fourth quarter of 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note.  The demand note was replaced shortly thereafter with a new $60,000 convertible promissory note, also bearing interest at 3% per annum, and originally due March 31, 2014, but the maturity date was extended to March 31, 2016.  The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

 COPSYNC, INC.
Notes to Financial Statements

At December 31, 2013, the Company had outstanding convertible notes totaling $574,163 scheduled to mature on March 31, 2014.  During the first quarter of 2014, all but one of the holders of these convertible promissory notes, representing $554,163 in principal aggregate amount, elected to execute either a one-year or two-year extension of the maturity dates of the original notes.  The other holder elected to convert his $20,000 convertible promissory note into shares of the Company’s common stock at a conversion price of $0.10 per share.  The principal amount of the note was converted in fiscal 2014.

As a result of the extension of the maturity of these notes and consistent with applicable accounting guidelines, the Company reclassified the aggregate principal value of $554,163 for the converted notes from Current Liabilities to Long-Term Liabilities on the Company’s Balance Sheet for the year ended December 31, 2013.

The Company accrued interest on outstanding convertible notes in the amount of $16,341 and $13,989 for the years ended December 31, 2014 and 2013, respectively.

Convertible notes payable at December 31 are summarized as follows:

	December 31,	December 31,
	2014	2013
Total convertible notes payable	$873,263	$873,263
Less: note conversions	$474,477	$259,100

Convertible notes payable, net	$398,786	$614,163
Less: current portion	$9,608	$20,000

Convertible notes payable, net, long-term portion	$389,178	$594,163

NOTE 10 -       PREFERRED STOCK

Series A Preferred Stock

The Company issued a total of 100,000 shares of its Series A Preferred Stock in April 2008 as partial consideration for its acquisition of a 100% ownership interest in PostInk Technology, LP (“PostInk”).  Each share of Series A Preferred Stock is convertible into one share of common stock, but has voting rights of 750 votes per share.  These shares are held by the former general partner of PostInk, which is owned by the co-founders of the Company.

Upon the occurrence of certain events, each share of the Company’s Series A Preferred Stock shall automatically be converted into fully-paid non-assessable shares of common stock at the then effective conversion rate for such share.  The events that may trigger this automatic conversion event are as follows:  1) immediately prior to the closing of firm commitment initial public offering, or 2) upon the receipt of the Company of a written request for such conversion from the holders of at least a majority of the Series A Preferred stock then outstanding, or if later, the effective date for conversion specified in such requests.

Series B Preferred Stock

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

 COPSYNC, INC.
Notes to Financial Statements

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

The warrants to purchase a total of 3,000,000 shares of the Company’s common stock granted in the private placement have an exercise price of $0.20 per share and were scheduled to expire on October 14, 2013.  During 2013, the Company extended the term of these warrants for an additional four years.  The fair value expense for this extension totaled $120,000, was determined using Black Scholes valuation techniques, and was reported in the Company’s Statement of Operations for fiscal 2013.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

Also in connection with this private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provides for the investors to have “piggyback” registration rights to include their shares in future registrations with the Securities and Exchange Commission by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also grants to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.  As of year ended December 31, 2014, the Company has not received a request of the holders of a majority of those shares to effect a registration statement with the Securities and Exchange Commission.

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

For the year ended December 31, 2014, gross dividends on the Series B Preferred Stock were $105,000, consisting of $77,980 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $27,070 for net dividends.  For the year ended December 31, 2013, dividends on the Series B Preferred Stock were $105,000.  The Company has recorded accrued accumulated dividends as of December 31, 2014 and 2013 of $546,863 and $441,863, respectively, on the Series B Preferred Stock.

Each share of Series B Preferred Stock automatically converts into fully-paid, non-assessable shares of the Company’s common stock at the then effective conversion rate on the first to occur of the following events:

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

 COPSYNC, INC.
Notes to Financial Statements

NOTE 11 -       COMMON STOCK

For the twelve months period ended December 31 2014, the Company issued a total of 21,243,100 shares of common stock, along with warrants to purchase 4,378,620 shares of common stock, to investors for an aggregate cash purchase price of $2,124,310, or $0.10 per share purchased, net of $40,195 in related costs.    Most of the warrants issued with the common stock provide for a twenty percent coverage, a four-year term and a specified exercise price ranging from $0.10 to $0.45 per share.  There were two exceptions to the preceding statement: one, an individual investment for $500,000 was made in exchange for 5,000,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock (or twenty-five percent warrant coverage), with an exercise price of $0.20 per share and an optional, cashless exercise feature; and two, an individual investment for $120,000 in which no warrants were issued.

In 2014, the Company also issued 600,000 shares of its common stock, and warrants to purchase 120,000 shares of its common stock (with an exercise price of $0.10 per share), in exchange for $60,000 of services, $31,835 of which services had been performed at the date of issuance and $28,165 of which had yet to be performed.  Those services were subsequently performed.

On October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for general financial advisory and investment banker services.  As a part of the agreement, the Company issued 2,375,000 shares of its common stock to the third party provider.  The recipient of the stock is required to hold the stock for a specified period of time.  The fair value of the stock grant was $997,500, determined by multiplying 2,375,000 shares times that day’s closing price of $0.42 per share.  This non-cash expense was recorded as general and administrative expense in the Company’s Statement of Operations.

Also on October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for advisory services.  Compensation for the agreement called for the Company to issue a 125,000 stock grant for vested shares of the Company’s common stock.  The recipient of the stock grant is required to hold the stock for a specified period of time.  The fair value of the stock grant was $52,500, determined by multiplying 125,000 shares times that day’s closing price of $0.42 per share.  This non-cash expense was recorded as general and administrative expense in the Company’s Statement of Operations.

The Company also issued 2,154,843 shares of its common stock upon the conversion of $215,485 in principal and accrued interest of outstanding convertible notes during the period (See Note 9).

The Company also issued 340,000 shares of its common stock upon the exercise of outstanding warrants, for an aggregate purchase price of $44,000, during the period (See Note 14).

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

Also during 2013, the Company issued 70,000 shares of common stock and associated warrants following the receipt of a $7,000 deposit in 2012 from a single investor.

In connection with the 2013 private placement, the Company received a series of small deposits from a single investor totaling $1,500 in 2013 for shares of common stock and associated warrants, which the Company expects to issue in 2015.

For the 2013 private placement, the common stock and the warrants were sold as an equity unit, with each investor who purchased shares of the Company’s common stock receiving a warrant to purchase one share of common stock (with an exercise price of $0.10 per share) for every five shares of common stock purchased by such investor.  The purchase price for each equity unit was $0.10 per share of common stock purchased.

During 2013, the Company recorded amortization of a restricted stock grant of $45,000 involving a stock grant of 2,000,000 restricted shares of common stock valued at $180,000, or $0.09 per share, and issued in the second quarter of 2011.  The restricted shares vested pro-rata and quarterly over three years and became fully vested in 2013.

The Company also recorded contributed capital of $79,000 during each of the years ended December 31, 2014 and 2013, related to the forfeiture of contractual compensation involving the Company’s two co-founders.

 COPSYNC, INC.
Notes to Financial Statements

NOTE 12 -     COMMON STOCK TO BE ISSUED

During fiscal year 2014, the Company received a deposit from an investor totaling $15,000 for the purchase of 150,000 shares of common stock and associated warrants.  The Company anticipates these shares will be issued in fiscal 2015 pursuant to an agreement between the investor and the Company.  The term of the warrants is four years, and the exercise price is $0.38 per share.  The warrants will have no value assigned to them because the warrants are being issued as a unit with the shares of common stock.  This is consistent with the provisions of ASC 718 (See Note 14).

In September 2014, the Company received deposits totaling $24,000 from warrant holders for the purchase of 120,000 shares of common stock.  The exercise price of the warrants was $0.20 per share.  At the warrant holders’ request, the shares of common stock will not be issued for a period of six months from the date of exercise.

During fiscal years 2014 and 2013, the Company has received a series of small deposits from a single investor totaling $3,000 for the purchase of shares of common stock and warrants to purchase 30,000 shares of common stock.  The Company anticipates that these shares will be issued in fiscal 2015.  The term of the warrants is four years, and the exercise price is $0.10 per share.  The warrants will have no value assigned to them because the warrants will be issued as a unit with common stock shares.  This is consistent with the provisions of ASC 718.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at December 31, 2014 and December 31, 2013.

	At December 31, 2014		At December 31, 2013
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock to be issued at $0.10 per share	180,000	18,000	15,000	1,500
A stock deposit received for common stock to be issued at $0.20 per share	120,000	24,000	-	-

Total number of shares and value	300,000	$42,000	15,000	$1,500

NOTE 13-      BASIC AND FULLY DILUTED LOSS PER SHARE

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

The Company's common stock equivalents, at December 31, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2014	2013
Convertible Notes Outstanding	4,106,296	6,212,191
Warrants Outstanding	22,371,795	11,049,842
Stock Options Outstanding	9,814,999	8,375,000
Common Stock to be Issued	300,000	-
Preferred Stock Outstanding	15,100,000	15,100,000
Dividends on Preferred Stock Outstanding	6,145,374	5,095,374

Total Common Stock Equivalents	57,838,464	45,832,407

 COPSYNC, INC.
Notes to Financial Statements

 NOTE 14 -    OUTSTANDING WARRANTS

For the twelve months period ended December 31 2014, warrant activity consisted of the following:

1)
The Company issued warrants to purchase 4,378,620 shares of common stock in connection with the issuance of 21,243,100 shares of the Company’s common stock pursuant to new investments, for cash totaling $2,084,115, which is net of $40,195 in finder fees and related miscellaneous costs.  The term of the warrants is four years from the date of issuance, with a range of exercise prices between $0.10 and $0.45 per share of common stock. Normally, the warrant coverage is twenty percent of the number of shares of stock issued.  This is true for all of the above warrants issued except for two warrants: one, involving an individual investment for $500,000 made in exchange for 5,000,000 shares of common stock and warrants to purchase 1,250,000 shares of common stock (or twenty-five percent warrant coverage), with an exercise price of $0.20 per share and an optional, cashless exercise feature; and two, an individual investment in shares of the Company’s common stock for $120,000 where no warrants were issued.

2)
The Company received deposits from two investors totaling $16,500 for the purchase of 165,000 shares of common stock and warrants to purchase 33,000 shares of common stock.  Most of these warrants will be issued in fiscal 2015 (See Note 12).

3)
The Company issued four-year warrants to purchase 120,000 shares of the Company’s common stock (with an exercise price of $0.10 per share) in connection with the issuance of 600,000 shares of its common stock in exchange for $60,000 of services, $31,835 of which services had been performed and $28,165 of which had yet to be performed.  This non-cash transaction was recorded on the Company’s balance sheet as a debit to accounts payable and accrued expense for $31,835, representing outstanding vendor invoices to be paid, and prepaid expenses for $28,165, representing the value of services to be performed by the vendor.  Those services were subsequently performed in fiscal year 2014.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted during the nine month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares.

4)
The Company issued warrants to purchase an aggregate of 7,258,333 shares of the Company’s common stock, at a price of $0.10 per share, to two outside consultants following their meeting specific performance metrics associated with growing the Company’s book of new business and/or securing additional capital or debt funding.  Each warrant specifies the individual tranches related to the specific metrics that must be achieved in order for the underlying shares to become exercisable.  The term of the two warrants is five years.  No valuation is determined for the respective tranches until the associated performance metric is achieved.  Warrants to purchase a total of 503,333 shares of common stock associated with these two agreements became exercisable during fiscal year 2014 as a result of one warrant holder achieving two specified metrics.  The fair value of the exercisable warrants totaled $42,231 and was determined by using the Black Scholes valuation method.  This non-cash expense was recorded as other expense in the Company’s Statement of Operations.

5)
On October 1, 2014, the Company executed a six-month consulting agreement with a third party service provider for corporate advisory services.  As a part of the agreement, the Company issued 200,000 warrants to purchase shares of the Company’s common stock at price of $0.10 per share.  The term of warrant is five years from the date of issuance.  The fair value of the exercisable warrants totaled $83,673, determined by using the Black Scholes valuation method.  This non-cash expense was recorded as general and administrative expense in the Company’s Statement of Operations.

6)
Also on October 1, 2014, the Company executed another six-month consulting agreement with a third party service provider for general financial advisory and investment banker services.  As a part of the agreement, the Company issued 200,000 warrants to purchase shares of the Company’s common stock at price of $0.10 per share.  The term of warrant is five years from the date of issuance.  The fair value of the exercisable warrants totaled $83,673, determined by using the Black Scholes valuation method.  This non-cash expense was recorded as general and administrative expense in the Company’s Statement of Operations.

 COPSYNC, INC.
Notes to Financial Statements

7)
A number of warrant holders elected to exercise warrants to purchase a total of 460,000 shares of the Company’s common stock at a weighted average exercise price of $0.15 per share of stock, or for a total value of $68,000.  The Company issued 340,000 of those shares for an aggregate purchase price of $44,000, during the period (See Note 11).  The remaining 120,000 shares of common stock will not be issued for a period of six months from the date of exercise at the request of the two warrant holders.  These shares are being reported as an element of common stock to be issued (See Note 12).

8)	Warrants to purchase a total of 475,000 shares of common stock, held by two warrant holders, expired during the fiscal year 2014.

For the twelve months period ended December 31 2013, warrant activity consisted of the following:

1)
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

2)
During 2013, the Company’s Board of Directors approved a four year extension to the life of the warrants to purchase 3,000,000 shares of common stock issued in the 2009 private placement of its Series B Preferred Stock (See Note 10).  These warrants were scheduled to expire in October 2013.  The Company determined the fair market value of this extension to be $120,000 using the Black-Scholes valuation method.  This determined cost is reported in the Company’s Statement of Operations for 2013.

A summary of the status of the Company’s outstanding warrants and the changes during 2013 and 2014 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2013	10,341,982	$0.17

Granted	707,860	$0.10

Cancelled	-	$-
Expired	-	$-

Outstanding, December 31, 2013	11,049,842	$0.16

Exercisable, December 31, 2013	11,049,842	$0.16

Granted	12,256,953	$0.15

Cancelled	(475,000)	$0.19
Expired	(460,000)	$0.15

Outstanding, December 31, 2014	22,371,795	$0.16

Exercisable, December 31, 2014	15,616,795	$0.18

 COPSYNC, INC.
Notes to Financial Statements

The following is a summary of outstanding and exercisable warrants at December 31, 2014:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/14	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/14	Weighted Average Exercise Price
$0.10	11,997,593	3.28	$0.10	5,242,593	$0.10
$0.11 - 0.19	414,000	3.47	$0.15	414,000	$0.15
0.20 - 0.45	9,960,202	2.46	0.22	9,960,202	0.22

$0.10 - 0.45	22,371,795	2.92	$0.15	15,616,795	$0.18

NOTE 15 -     EMPLOYEE OPTIONS

At December 31, 2014, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 10,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan. In April 2014, the Board of Directors authorized an additional 10,000,000 shares under the 2009 Long Term Incentive Plan, which the Company plans to submit for approval of the Company’s shareholders.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years. As of December 31, 2014, options to purchase 9,814,999 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 7,523,323 shares were exercisable, with a weighted average exercise price of $0.09 per share.

For the twelve months period ended December 31, 2014, the Company granted options to purchase 2,475,000 shares of its common stock with a weighted average exercise price of $0.13 per share.  Of the total options granted, options to purchase 75,000 shares were granted to three outside directors, each of whom received a set number of options as part of their annual compensation for serving on the Company’s Board of Directors, and options to purchase 2,400,000 shares were granted four members of executive management.  The total value of these stock options, utilizing the Black Scholes valuation method, was $311,490.  The term of the stock options is ten years, with three year vesting, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model.  Historically and through the third quarter of 2013, forfeitures of share-based payment awards were reported when actual forfeitures occur.  On a prospective basis, beginning in the fourth quarter of 2013, the Company applied an estimated forfeiture rate of twenty-three percent to new stock option grants.  Beginning with the fourth quarter of 2014, the estimated forfeiture rate was changed to twenty-six percent..

As of December 31, 2014 and 2013, the Company recorded $147,097 and $184,973 in share-based compensation expenses, respectively.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2014.

 COPSYNC, INC.
Notes to Financial Statements

The summary activity under the Company’s 2009 Long Term Incentive Plan is as follows:

	December 31, 2014				December 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	8,375,000	$0.09			8,815,000	$0.09
Granted	2,475,000	$0.13			450,000	$0.10
Exercised	–	$0.00			─	$0.00
Forfeited/ Cancelled	(1,035,001)	$0.07			(890,000)	$0.08

Outstanding at period end	9,814,999	$0.11	$3,268,799	1.50	8,375,000	$0.09	$83,750	1.50

Options vested and exercisable at period end	7,523,323	$0.09	$2,708,396	─	6,057,494	$0.09	$60,575	─

Weighted average grant-date fair value of options granted during the period	$0.27				$0.10

 The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $ 0.08	2,500,000	5.84	$0.08	2,312,500	$0.08
$0.09 – $ 0.39	7,314,999	6.68	$0.09	5,210,823	$0.10
	9,814,999			7,523,323

A summary of the status of the Company’s non-vested shares as of December 31, 2014 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	2,317,506	$0.09
Granted	2,475,000	$0.27
Forfeited	(1,035,001)	$0.07
Vested	(1,465,829)	$0.13
Non-vested	2,291,676	$0.20

 COPSYNC, INC.
Notes to Financial Statements

As of December 31, 2014, there was approximately $448,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.76 years.  The intrinsic value of options vesting in year 2014 was approximately $475,000.

During 2014, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	2.07%	-	3.00%
Expected life	10 years
Expected volatility	120%	-	123%
Dividend yield	0.0%

During 2013, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.73%	-	2.53%
Expected life	10 years
Expected volatility	126%	-	131%
Dividend yield	0.0%

NOTE 16 -     COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On July 21, 2014, the Company executed a six-month consulting agreement with a third party service provider for corporate advisory services.  After the six month period is over, the agreement may be extended for an additional six-month period, provided either party may cancel the agreement upon the submission of a ten day written notice.  One element of compensation to the consultant is a $7,500 monthly payment.  Another element is the Company’s issuance of warrants to purchase 300,000 shares of the Company’s common stock (see Note 14).  Additionally, the agreement contains elements involving the Company’s indemnification of the consultant and future rights belonging to the consultant should the Company conduct future business with a party originally introduced to the Company by the consultant.

On October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for general financial advisory and investment banker services.  After the six month period is over, either party may cancel the agreement upon the submission of a thirty day written notice.  One element of compensation to the consultant is a $5,000 non-refundable monthly payment.  The Company has also agreed to reimburse the consultant for reasonable travel and other out-of-pocket expenses.  Another element is the Company’s issuance of 2,375,000 stock grant (see Note 11).  Additionally, the agreement contains elements involving the Company’s indemnification of the consultant and future rights belonging to the consultant should the company become involved in a public offering.

Also on October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for advisory services.  The agreement called for compensation consisting of the Company issuing 125,000 shares of its common stock to the provider.  The agreement may be extended upon mutual agreement between the two parties.

On November 1, 2014, the Company executed a six-month consulting agreement with a third party service provider for promotion and sales of the Company’s COPsync911 and VidTac products in certain markets.  The agreement may be extended upon mutual agreement between the two parties.  One element of compensation to the consultant is a $10,000 monthly fee, with $5,000 being paid each month and the balance being deferred until the end of the initial six month period, at which time the cumulative deferral will be paid.  The Company has also agreed to reimburse the consult for reasonable travel and other out-of-pocket expenses.

Significant Purchase Orders

In July 2014, the Company placed a demand purchase order valued at $433,000 with the contract manufacturer for finished units to be delivered ratably throughout the year and into early fiscal year 2015 (see Note 4).  The remaining commitment value for this purchase order at December 31 2014, $155,925.

 COPSYNC, INC.
Notes to Financial Statements

In December 2014, the Company placed a demand purchase order for $433,000 with its contract manufacturer for VidTac finished units to be delivered ratably in fiscal year 2015, beginning in May 2015 (see Note 4).  This order is to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.  The payment terms for this purchase order required a 10% down-payment at the time of order placement, followed by payment terms of Net 30 days from invoice date once the units are delivered to finished goods inventory.

Office Leases

At December 31, 2014, our principal properties consisted of a leased facility in the Dallas area (approximately 7,000 square feet), where our research and development, sales and marketing, finance and administrative functions are located and a leased facility in New Braunfels, Texas (approximately 2,500 square feet), where our customer support and operational activities are located.  The Dallas area location is subject to a thirty-month sublease expiring on August 31, 2015.  We terminated our previous month-to-month lease for office space located in Canyon Lake, Texas in June 2014, and moved that office to New Braunfels.  We believe our present facilities are adequate for our foreseeable needs, and are currently reviewing lease renewal options for the Dallas facility.

The sublease for the Dallas area facility is for 30 months, effective March 1, 2013, and calls for monthly lease payments of $7,502, with the first month’s rent being waived.

The lease for the New Braunfels facility is for fifty-one months, effective June 6, 2014, and calls for initial monthly lease payments of $2,906 with the first month’s rent being waived. At each yearly anniversary, the monthly payment increases approximately 7%.

Future annual lease payments as of December 31, 2013 are as follows:

	Total	2015	2016-2017	2018-2019	After 2019

Operating Lease Obligations	$192,868	$95,927	$79,297	$17,644	$-

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

NOTE 17 -     RELATED PARTY TRANSACTIONS

On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its chief executive officer for a loan in the same amount.  The note bears interest at 3.0% per annum, which is due upon maturity of the promissory note.  In the fourth quarter of 2014, the Company repaid $17,500 of the principal amount of the note, leaving an outstanding balance of $7,500.  The Company’s chief executive officer has elected to extend the maturity date of this note to April 1, 2015.

In August 2013, the Company’s chief executive officer loaned the Company $40,000, which was evidenced by a convertible promissory note bearing interest at 3% annually.  The note was originally due March 31, 2014; however, the due date has been extended to March 31, 2016.  The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

In November 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note bearing interest at 3% annually.  The demand note was replaced shortly thereafter with a convertible promissory note totaling $60,000, also bearing 3% annual interest and originally due March 31, 2014; however, the due date has been extended to March 31, 2016. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.

 COPSYNC, INC.
Notes to Financial Statements

In November 2013, the Company executed two short-term notes payable in the aggregate of $313,477 with an equipment financing company owned by one of the Company’s outside directors for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes were to mature in May 2014, bear interest at 16% annually, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The maturity dates for both notes have been extended until June 25, 2015.

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note bearing interest at 3% annually. The demand note, including accrued interest, was replaced with a convertible promissory note totaling $120,534, also bearing 3% annual interest and due one year from its issuance. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.  During 2013, the Company’s chief executive officer agreed to extend the due date for this convertible promissory note to March 14, 2014.  The Company’s chief executive officer subsequently extended the due date to March 31, 2016.

NOTE 18 -     SUBSEQUENT EVENTS

In October 2014, our Board of Directors approved a funding initiative for an additional $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide.  As of the date of this report, $450,000 has been raised, all in the first quarter of 2015.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, paid in cash.  The principal of the note converts into shares of the Company’s common stock at the rate of $0.22 per share.  The promissory note may be prepaid by the Company under certain conditions.

The Company has outstanding warrants to purchase an aggregate of 3,155,582 shares of its common stock at a price of $0.20 per share, having an aggregate exercise price of $631,116, that expire in 2015.  As of the date of this report, 360,000 of those warrants have been exercised for a total exercised price of $64,000, all in the first quarter of 2015.