Form 10-Q
period 2015-03-31
COPsync, Inc.
filed 2015-05-15
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2015, was 202,985,944 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$230,993	$587,459
Accounts receivable, net	189,518	223,622
Inventories	326,007	246,077
Prepaid expenses and other current assets	232,438	270,148
Deferred loan costs	50,000	50,000

Total Current Assets	1,028,956	1,377,306

PROPERTY AND EQUIPMENT

Leased property under capital lease	35,098	35,098
Computer hardware	77,152	72,070
Computer software	36,936	36,936
Fleet vehicles	155,592	174,094
Furniture and fixtures	10,467	10,467

Total Property and Equipment	315,245	328,665
Less: Accumulated Depreciation	(163,542)	(152,789)

Net Property and Equipment	151,703	175,876

OTHER ASSETS

Software development costs, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$1,180,659	$1,553,182

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,522,638	$1,526,612
Deferred revenues	2,566,509	2,526,990
Obligation under capital lease	7,805	7,632
Convertible notes payable, current portion	347,140	9,608
Three Year, 50% notes payable, current portion	121,500	121,500
Notes payable, current portion	663,104	669,789

Total Current Liabilities	5,228,696	4,862,131

LONG-TERM LIABILITIES

Deferred revenues	993,871	1,142,437
Obligation under capital lease	25,449	27,466
Convertible notes payable, net of $355,928 discount, non-current portion	194,657	389,178
Three Year, 50% notes payable, net of $147,629 discount, non-current portion	307,996	291,118
Notes payable, non-current portion	40,893	56,639

Total Long-Term Liabilities	1,562,866	1,906,838

Total Liabilities	6,791,562	6,768,969

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 202,572,444 and 201,852,444 issued and outstanding, respectively	20,256	20,184
Common stock to be issued, 120,000 and 300,000 shares, respectively	16,000	42,000
Additional paid-in-capital	18,195,220	17,630,254
Accumulated deficit	(23,842,426)	(22,908,272)

Total Stockholders' Deficit	(5,610,903)	(5,215,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,180,659	$1,553,182

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

REVENUES

Hardware, installation and other revenues	$502,657	$904,931
Software license/subscription revenues	668,229	582,889

Total Revenues	1,170,886	1,487,820

COST OF REVENUES

Hardware and other costs	453,342	697,907
Software license/subscriptions	303,692	258,506

Total Cost of Revenues	757,034	956,413

GROSS PROFIT	413,852	531,407

OPERATING EXPENSES

Research and development	485,620	517,004
Sales and marketing	364,367	316,957
General and administrative	415,204	433,518

Total Operating Expenses	1,265,191	1,267,479

LOSS FROM OPERATIONS	(851,339)	(736,072)

OTHER INCOME (EXPENSE)

Interest expense	(68,733)	(10,702)

Total Other Expense	(68,733)	(10,702)

NET LOSS BEFORE INCOME TAXES	(920,072)	(746,774)

INCOME TAXES	-	-

NET LOSS	$(920,072)	$(746,774)

Series B preferred stock dividend	(15,390)	(25,890)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(10,500)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(945,962)	$(772,664)

LOSS PER COMMON SHARE - BASIC & DILUTED	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	201,952,777	175,181,168

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(920,072)	$(746,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,627	119,369
Employee stock compensation	46,010	28,182
Capital contributed/co-founders' forfeiture of contractual compensation	19,750	19,750
Discount on three-year, 50% notes payable	16,878	-
Interest expense on beneficial conversion feature of convertible promissory notes	14,624	-
Loss on asset disposals	1,854	345
Change in operating assets and liabilities:
Accounts receivable	36,623	23,053
Inventories	(79,930)	135,479
Prepaid expenses and other current assets	71,029	2,756
Deferred revenues	(109,047)	(173,752)
Accounts payable and accrued expenses	(2,666)	(64,436)

Net Cash Used in Operating Activities	$(891,320)	$(656,028)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	-	2,500
Purchases of property and equipment	(5,081)	(6,118)

Net Cash Used in Investing Activities	$(5,081)	$(3,618)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	25,000
Proceeds from issuance of common stock for cash	-	30,000
Proceeds from convertible notes	484,315	-
Proceeds from a note-related advance	-	475,000
Proceeds from the issuance of stock for warrant exercises	98,000	-
Proceeds from stock deposit for common stock to be issued, net	3,960	-
Payments on capitalized lease obligation	(1,844)	-
Payments on notes payable	(44,496)	(23,051)

Net Cash Provided by Financing Activities	$539,935	$506,949

NET DECREASE IN CASH AND CASH EQUIVALENTS	(356,466)	(152,697)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	587,459	414,051

CASH AND CASH EQUIVALENTS, END OF YEAR	$230,993	$261,354

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$3,407	$6,650
Cash paid for income tax	$1,598	$1,953

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prior year warrant exercises	$24,000	$-
Issuance of common stock for prior year stock subscriptions	$15,000	$-
Insurance proceeds applied to outstanding bank loan	$11,254	$-
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$10,500	$-
Partial financing associated with the purchase of two fleet vehicles	$-	$30,703
Conversion of convertible note into 191,000 shares of common stock	$-	$20,000
Financing of prepaid insurance policy	$43,045	$27,963
Series B Preferred stock dividends	$15,390	$25,890

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, and its results of operations and cash flows for the three months ended March 31, 2015.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015, or any other period. The year-end condensed balance sheet data as of December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

The Company operates what it believes to be the largest real-time, law enforcement mobile data information system in the United States.  The Company refers to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed for the purpose of:

·
Connecting state and local law enforcement officers, regardless of agency jurisdiction, to a common communications system, enabling them to share mission critical, actionable information and communicate in real-time between and among themselves, as if they were one law enforcement agency;

·
Allowing officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas, Mississippi and Massachusetts, (iii) the historical databases of the Company’s agency subscribers who have provided other subscribers with such access; (iv) the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the United States border, and (v) the COPsync Network database, and, as the Company expands the scope of its operations to states others than noted above, it anticipates being able to provide access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state agencies;

·
Allowing dispatchers and officers to send, in real-time, BOLO (be on the lookout) and other alerts of child kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers connected to the COPsync Network, regardless of agency jurisdiction;

·
Allowing officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync Network database and local court and agency databases;

·
Informing officers of certain outstanding misdemeanor warrants at the point of a traffic stop and allowing the officers to provide the violator notice of the outstanding warrant, or collect payment for the warrant with a credit card, through a specific feature enhancement that the Company sometimes refers to as the WARRANTsync system.

The Company also offers the COPsync911 threat alert service for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  The Company expects its COPsync911 service to reduce emergency law enforcement response times in those circumstances when seconds and minutes count.

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

COPsync, Inc.
Notes To Financial Statements
(unaudited)

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

The Company also augments its other services with its proprietary law enforcement in-car video system, named VidTac.

Liquidity and Management Plans

At March 31, 2015, the Company had cash and cash equivalents of $230,993, a working capital deficit of $4,199,740 and an accumulated deficit of $23,842,426.  The following factors are helping the Company manage its liquidity, avoid default with respect to any material third-party obligations and enable it to progress its business towards cash-flow break-even, and ultimately profitability:

1)  The Company continues to employ “just in time” principles in its procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time it orders the hardware, which has helped the Company manage its working capital needs.

2)  The Company’s key vendors continue to work with it by providing extended payment terms for its outstanding payables balances, which has also helped the Company manage its working capital needs.

3)  The Company raised $484,315 in the first quarter of 2015 pursuant to the Company’s issuance of convertible notes.  The notes have a three-year term, which bears interest at the rate of two percent simple interest per year, payable in cash.  The principal amount of each note is convertible into shares of the Company’s common stock at a price of $0.22 per share.  The notes may be prepaid by the Company under certain conditions.

4)  Holders of warrants to purchase 450,000 shares of the Company’s common stock exercised those warrants in the first quarter of 2015, for an aggregate exercise price of $98,000.

5)  The Company believes holders of its promissory notes representing $570,977 in principal amount will agree to extend the due dates of those notes, if required.  The holders of these notes have previously extended the original due date of their respective notes.

6)  The Company believes that it has the capability to further reduce operating expenses, should circumstances warrant.

7)  The Company is attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which it originally expected to close in 2014.  The Company remains optimistic that it can successfully close this funding in 2015.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.  The Company will use a portion of any proceeds from this EB-5 program to repay an advance from the City of Pharr, Texas, if required.  Any remaining funds will be used for general working capital purposes, including the Company’s anticipated hiring of a number of employees in the City of Pharr.

8)  The Company raised $300,000 pursuant to a six month bridge loan arrangement in early May 2015.  The repayment of this loan was personally guaranteed by Mr. Woessner, the Company’s chief executive officer.

9)  The Company anticipates closing an equity financing in 2015.  The proceeds from this financing will be used by the Company for repaying the $300,000 bridge loan, general working capital purposes and, if the funding from the EB-5 program is not completed, to repay the City of Pharr advance.

10)  The Company expects its new order bookings and revenue to increase in 2015 as a result of leadership and organizational changes the Company recently made in its sales organization.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses, which is common for companies at this stage of the Company’s maturity, as it has been developing its current and recently added offerings. The Company has had recurring losses and expects to report losses for fiscal 2015. The Company believes that cash flow from operations, together with other potential sources of cash, will be sufficient to fund the Company’s anticipated operations for the next twelve months.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

a.             Basis of Presentation

The accompanying condensed financial statements include the accounts of the Company, are prepared in accordance with accounting principles generally accepted in the United States and are prepared on the accrual method of accounting.

There have been no significant changes to the summary of significant accounting policies disclosed in Note 2 to the financial statements as of December 31, 2014 included in the Form 10-K filed on March 31, 2015.

b.           Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Company’s financial statements.

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

A variety of proposed or otherwise potential account standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which amends ASC Topic 225 – Income Statement.  The amendment eliminates the concept of extraordinary items and the financial statement and disclosure requirements relating to them.  ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effect for the Company’s first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  The impact of the adoption of this ASU on the Company’s results of operations, financial position, cash flows and disclosures will depend on the Company’s future activity.

In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis, which amends ASC Topic 810 – Consolidations.  The amendment changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  Specifically, the amendments 1) modify the evaluation of whether certain entities are variable interest entities (VIE’s), 2) eliminate the presumption that a general partner should consolidate a limited partnership, 3) affect the consolidation analysis of reporting entities that are involved with VIE’s, and 4) provide a scope exception from consolidation guidance for reporting entities with interest in certain legal entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  The Company does not believe the adoption of ASU 2015-02 will have a material effect on the Company’s financial statements.  The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-02.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Topic 835 – Interest.  The amendment changes the manner in which debt issuance costs are recorded on the balance sheet.  Specifically, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts.  ASU 2015-013 is effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-03.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at March 31, 2015 and December 31, 2014, respectively, consisted of the following:

Category	March 31, 2015	December 31, 2014

Trade receivables	$898,632	$1,101,279
Other receivables	24,886	53,227
Elimination of unpaid deferred revenue	(519,611)	(716,495)
Allowance for doubtful accounts	(214,389)	(214,389)

Accounts Receivable, net	$189,518	$223,622

COPsync, Inc.
Notes To Financial Statements
(unaudited)

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

The elimination of the unpaid deferred revenue for the respective periods represents those invoices issued for products and/or services not yet paid by the customer or services completed by the Company.  The elimination is made to prevent the “gross-up” effect on the Company’s Balance Sheet between Accounts Receivable and Deferred Revenues.

The Company’s allowance for doubtful accounts is based upon a review of outstanding receivables.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

NOTE 6 – INVENTORY

Inventory consisted entirely of finished goods and totaled $326,007 and $246,077 at March 31, 2015, and December 31, 2014, respectively.  The approximate $80,000 increase in inventory in the first quarter of 2015 is due principally to an increase in the Company’s VidTac finished goods inventory.

Total inventory at March 31, 2015 and December 31, 2014 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s propriety VidTac product and its related components.  Generally, the Company procures hardware as a result of receiving a customer order.  The hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  The Company does not procure any third-party hardware for speculative selling.  Further, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

The Company has contracted with a single manufacturer to produce the Company’s proprietary VidTac product.  The contract agreement calls for the Company to periodically place a demand purchase order for a fixed number of units to be manufactured and delivered as finished goods.  The Company’s purchase orders are non-cancellable; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer; and (2) should the Company elect to cancel a purchase order in total or in part, it would be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

When the VidTac product is recorded into finished goods, it consists of a kit with four basic components.  The Company records the product as a single unit of inventory.  Should a single component fail or need to be replaced, the Company will take a kit and then inventory the components, still considered finished goods.  Should a component need to be repaired, it is returned to the contract manufacturer for analysis and repair.  The repaired component is then shipped to the Company and inventoried as finished goods.

In December 2014, the Company placed a demand purchase order for $433,000 with the contract manufacturer for units to be delivered ratably in fiscal year 2015, beginning in May 2015.  This order was to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.  The payment terms for this purchase order required a 10% down-payment at the time of order placement, followed by Net 30 days from invoice date once the units are delivered to the Company.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

The Company's prepaid expenses and other assets consisted of the following at March 31, 2015 and December 31, 2014, respectively:

Category	March 31, 2015	December 31, 2014

Prepaid Insurance	$63,961	$44,101
Subscriptions	6,817	24,050
Vendor Prepayments	62,707	103,044
Deferred Charges	98,953	98,953

Total Prepaid Expenses and Other Assets	$232,438	$270,148

Prepaid insurance pertains to various business insurance policies, the fees of which have been financed by a third-party service provider and are being paid over an eleven-month period.  This prepayment is amortized ratably over the twelve-month insurance coverage period.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

Subscriptions principally pertain to prepaid software support and web-hosting services provided by third-party service providers.  The balance can fluctuate period-over-period based upon the timing between payment and amortization activities.  The prepayments are amortized into expense over the life of the specific service period.

Vendor prepayments principally involve two vendors: one, consisting of down-payments made to the Company’s contract manufacturer for new orders of the VidTac product, which are then applied on a unitized basis as credits on the vendor’s invoices when the finished product goes into finished goods inventory; and two, a software engineering firm that provides ongoing services to the Company.  Those services have been provided and the prepayments charged to operating expenses in fiscal year 2015.

Deferred charges pertain to off-the-shelf computer aided dispatch systems (“CAD”) purchased from two outside software services companies and delivered to six contracted customers as part of their respective, executed service agreement (or contract).  The contracts involved license fees for the CAD service over a four-year period commencing with the acceptance of the service, as well as one-time implementation fees specific to each agency.  The contracts were executed in early in 2013 and the customers made prepayments totaling $285,555, the latter of which is reported in Current Deferred Revenues.  At March 31, 2015, there remains some services yet to be performed and delivered to the customers; therefore, revenue recognition is not appropriate at this time.  The Company expects to complete and deliver those services in fiscal year 2015, at which time these deferred charges will be matched against the applicable revenues.

NOTE 8 – NOTES PAYABLE

The Company’s total nonconvertible notes payable at March 31, 2015 was $1,133,494, representing a net decrease of $5,552 for the three months ended March 31, 2015.  The following table shows the components of notes payable, including three year, 50% notes payable at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
Loan Type	2015	2014
Bank	$66,394	$84,406
Insurance	58,702	40,300
Short term notes	1,008,398	1,014,340
Total notes payable	1,133,494	1,139,046
Less: Current portion	(784,605)	(791,289)
Long-term portion	$348,889	$347,757

During the three months ended March 31, 2015, the Company incurred the following increases in notes payable:

1)
In May 2014, eight individuals loaned the Company an aggregate of $405,000 in cash.  The resulting promissory notes included the following terms: each note is due thirty-six months from issuance date, contemplates a 50% return by the end of the note term, and requires a specific repayment amount be made by the Company every six months, commencing six months after the date the note was issued.  The aggregate repayment amount of the notes payable is $607,500.  The repayment amounts increase on an annual basis throughout the life of the note.  The Company is required to repay 10%, 30% and 60% of the aggregate repayment amount in years one, two and three of the notes’ term, respectively.  The aggregate discount on the notes, totaling $202,500, was recorded on the Company’s Balance Sheet at issuance as a contra-notes payable, located in long-term liabilities.  The discount is amortized ratably over the life of the respective promissory notes and is recorded as interest expense in the Company’s Statement of Operations.  During the three months ended March 31, 2015, the Company recorded an aggregate of $16,878 in discount on the notes.

2)
In the first quarter of 2015, one of the Company’s financed automobiles was involved in an accident, and sustained sufficient damage whereby the insurance company determined the vehicle to be a total loss.  The insurance company subsequently issued a payment to the Company in the amount of $11,254 for its loss.  The payment was applied in full to the related bank loan

3)
In the first quarter of 2015, the Company executed a $33,319, eleven-month note payable pertaining to the Company’s business insurance coverage for inland marine, general and product liability risk exposures.  The note calls for monthly payments of principal and has an interest rate of 7.5% per annum.

4)
On July 11, 2014, the Company executed a $60,000 short-term promissory note payable to a third-party financier.  The purpose of the note was to assist in the Company’s procurement of its VidTac products.  The note matured on April 11, 2015, accrued interest at 15% per annum, and required an initial monthly payment of interest only in August 2014 of $750, followed by eight monthly principal and interest payments in the amount of $7,028, commencing in September 2014.  The Company paid an aggregate of $22,821 of principal against this note during the first quarter 2015.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

During the first quarter of 2015, the Company made total principal payments of $21,674, principally through scheduled monthly payments, on notes payable financing the Company’s business insurance policies and bank notes for automobile loans.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Company’s total convertible notes payable at March 31, 2015 was $541,797, representing a net increase of $143,011 for the three months ended March 31, 2015.  The following table shows the components of convertible notes payable at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Total convertible notes payable at beginning of period	$398,786	$873,263
Plus: additional notes payable	$484,315	$-
Less: beneficial conversion feature	$ (341,304)	$-
Less: note conversions	$-	$474,477

Convertible notes payable, net	$541,797	$398,786
Less: current portion, net	$347,140	$9,608

Convertible notes payable, net, long-term portion	$194,657	$389,178

In October 2014, the Company’s Board of Directors approved a funding initiative for $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide, of which $484,315 was raised in the first quarter of 2015.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, payable in cash.  The principal amount of the note is convertible into shares of the Company’s common stock at the rate of $0.22 per share.  The promissory note may be prepaid by the Company under certain conditions.

With each new issuance of convertible debt the Company must evaluate whether there is a beneficial conversion feature.   A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per-share fair value, or trading price, of the underlying stock into which it is convertible.  The beneficial conversion feature is allocated between the debt and the beneficial conversion feature on relative fair value basis, and the amount allocated to beneficial conversion feature is then amortized as interest expense over the term of the note. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost.  The Company determined the beneficial conversion feature for the convertible notes issued during the period was $355,928, which was recorded as a discount on non-current notes payable, offset by a benefit to paid-in capital.  For the three months ended March 31, 2015, $14,624 of the beneficial conversion feature was amortized to interest expense.

At March 31, 2015, the Company reclassified $337,532 in aggregate principal amount of eight convertible notes issued in fiscal year 2011 and maturing on March 31, 2016, from Long-Term Liabilities to Current Liabilities on the Company’s Balance Sheet.

NOTE 10 – PREFERRED STOCK

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
(unaudited)

Preferred Stock Series B

During 2009 and the first quarter of 2010, the Company issued a total of 375,000 shares of its Series B Preferred Stock in a private placement in which the Company raised $1,500,000 in gross proceeds.  The 375,000 shares of the Company’s Series B Convertible Preferred Stock are convertible into a total of 15,000,000 shares of the Company’s common stock.

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances by the Company of common stock at less than $0.10 per share, and iv) have the right to elect one member of the Company’s Board of Directors.  The Company has recorded $25,890 in accrued dividends on the Series B Preferred Stock for the three months ended March 31, 2015 and $25,890 in accrued dividends for the comparable period in 2014, respectively.

For the three months ended March 31, 2015, gross dividends on the Series B Preferred Stock were $25,890, consisting of $10,500 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $15,390 for net dividends.  For the comparable period in 2014, dividends on the Series B Preferred Stock were $25,890.

NOTE 11 – COMMON STOCK

During the three months ended March 31, 2015, the Company issued a total of 720,000 shares of common stock as described below:

1)	The Company issued 450,000 shares of common stock upon the exercise of outstanding warrants, for an aggregate exercise price of $90,000 (See Note 14).

2)
In September 2014, the Company received a total of $24,000 from holders of warrants to purchase of 120,000 shares of common stock for the exercise of those warrants.  The exercise price of the warrants was $0.20 per share.  At the warrant holders’ request, the shares of common stock issuable upon such exercise will not be issued for a period of six months from the date of exercise.  Accordingly, the shares were issued during the period.

3)	The Company issued 150,000 shares of common stock and associated warrants pursuant to a $15,000 deposit received in fiscal year 2014 from a single investor (See Note 14).

Also, the Company recorded contributed capital of $19,750 during the period related to the forfeiture of contractual compensation involving the Company’s two co-founders.

NOTE 12 – COMMON STOCK TO BE ISSUED

In March 2015, the Company received $8,000 from a single holder of a warrant to purchase of 40,000 shares of common stock for the exercise of that warrant.  The exercise price of the warrant was $0.20 per share.  The Company will issue the shares of common stock during the second quarter of 2015.

In March 2015, the Company received a deposit from a single investor totaling $5,000 for the purchase of 50,000 shares of common stock and associated warrants.  These shares will be issued in fiscal 2015.  The term of the warrants is four years, and the exercise price is $0.38 per share, representing the average closing price of the Company’s stock for the 20 trading days preceding the deposit date.  The warrants will have no value assigned to them because the warrants are being issued as a unit with the shares of common stock.  This is consistent with the provisions of ASC 718.

During fiscal years 2014 and 2013, the Company received a series of small deposits from a single investor totaling $3,000 for the purchase of 30,000 shares of common stock shares and associated warrants.  The Company anticipates that these shares will be issued in fiscal 2015.  The term of the warrants is four years, and the exercise price is $0.10 per share.  The warrants will have no value assigned to them because the warrants will be issued as a unit with common stock shares.  This is consistent with the provisions of ASC 718.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at March 31, 2015 and December 31, 2014, respectively.

	At March 31, 2015		At December 31, 2014
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

Deposits received for common stock to be issued at $0.10 per share	80,000	8,000	180,000	18,000
Deposits received for common stock to be issued at $0.20 per share	40,000	8,000	120,000	24,000

Total number of shares and value	120,000	$16,000	300,000	$42,000

NOTE 13 – BASIC AND FULLY DILUTED LOSS PER SHARE

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

The Company's common stock equivalents, at March 31, 2015 and 2014, respectively, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2015	2014
Convertible promissory notes outstanding	6,230,233	6,033,631
Warrants outstanding	21,708,795	10,684,842
Stock options outstanding	10,194,999	8,450,000
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	120,000	15,000
Dividends on preferred stock outstanding	6,407,874	5,447,043

Total Common Stock Equivalents	59,761,901	45,730,516

NOTE 14 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the three months ended March 31, 2015, is as follows:

2015
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2015	22,371,795	$0.16

Granted	75,000	0.15

Expired/Cancelled	(288,000)	(0.20)
Exercised	(450,000)	(0.20)

Outstanding, March 31, 2015	21,708,795	$0.15

Exercisable, March 31, 2015	14,908,795	$0.18

COPsync, Inc.
Notes To Financial Statements
(unaudited)

For the three months ended March 31, 2015, total outstanding warrants decreased by a net of 663,000 warrants for the reasons discussed below:

1)
The Company issued warrants to purchase 30,000 shares of the Company’s common stock, with an exercise price of $0.10 per share, in connection with the issuance of 150,000 shares of its common stock for the purchase price of $15,000 in cash.   The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted during the three month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares (See Note 11).

2)
On September 16, 2014, the Company executed a six-month consulting agreement with a third party service provider for consulting services to introduce the Company to potential customers for its suite of products and services.  As a part of the agreement, the Company issued the service provider warrants to purchase 45,000 shares of the Company’s common stock at a price of $0.10 per share.  The warrants vest in traunches of 15,000 per qualifying event, all of which are outlined in the agreement.  Whatever portion of the warrants that are not vested on December 31, 2015 expire on that date.  The fair value of the total exercisable warrants is $17,453, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded as sales and marketing expense in the Company’s Statement of Operations on an allocated basis at the time a specific qualifying event occurs.

3)	Warrants to purchase 288,000 shares of the Company’s common stock, with an exercise price of $0.20 per share, expired on March 31, 2015. The warrants were held by eight warrant holders.

4)	The Company issued 450,000 shares of its common stock upon the exercise of outstanding warrants, for an aggregate purchase price of $90,000 (See Note 11).

The following is a summary of the Company’s outstanding and exercisable warrants at March 31, 2015:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 3/31/15	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 3/31/15	Weighted Average Exercise Price
0.10	12,072,593	3.03	$0.10	5,272,593	$0.10
$0.11 - 0.19	414,000	3.22	$0.15	414,000	$0.15
0.20 - 0.45	9,222,202	2.39	0.22	9,222,202	0.22

$0.10 - 0.45	21,708,795	2.76	$0.15	14,908,795	$0.18

NOTE 15 – EMPLOYEE OPTIONS

As of March 31, 2015, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan.

The 2009 Long Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 20,000,000 shares of common stock authorized for issuance under the 2009 Long Term Incentive Plan.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years.  As of March 31, 2015, options to purchase 10,914,999 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 7,910,620 shares were exercisable, with a weighted average exercise price of $0.09 per share.

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

For the three months ended March 31, 2015 and 2014, the Company recorded share-based compensation expense of $46,010 and $28,182, respectively.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

For the three months ended March 31, 2015, the Company granted options to purchase 60,000 shares of its common stock with an exercise price of $0.10 per share to each of the Company’s three outside directors, who receive options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these 180,000 stock options in the aggregate, utilizing the Black Scholes valuation method, was $55,179.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

Also, for the three months ended March 31, 2015, the Company granted options to purchase 200,000 shares of its common stock with an exercise price of $0.10 per share to a new employee within the sales and marketing organization.  The total value of the stock options, utilizing the Black Scholes valuation method, was $50,281.  The term of the stock options is ten years, with three year vesting, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the three months ended March 31, 2015 under the Company’s 2009 Long Term Incentive Plan is as follows:

	March 31, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	9,814,999	$0.09	$3,238,950
Granted	380,000	$0.28	$53,200
Exercised	–	$0.00	$–
Forfeited/ Cancelled	–	$0.00	$–

Outstanding at period end	10,194,999	$0.12	$3,292,150	6.82

Options vested and exercisable at period end	7,910,620	$0.09	$2,610,505	6.27

Weighted average grant-date fair value of options granted during the period		$0.28

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $ 0.08	2,500,000	5.59	$0.08	2,375,000	$0.08
$0.09 – $ 0.42	7,694,999	6.52	$0.12	5,535,620	$0.10
	10,194,999			7,910,620

A summary of the status of the Company’s non-vested option shares as of March 31, 2015 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	2,291,676	$0.020
Granted	380,000	$0.28
Forfeited	-	$0.00
Vested	(387,297)	$(0.13)
Non-vested	2,284,379	$0.22

As of March 31, 2015, there was approximately $504,654 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.8 years.

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of March 31, 2015, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	After 2019

Long-Term Debt Obligations	$1,675,290	$794,212	$685,423	$195,655	$-
Capital Lease Obligations	$33,254	$5,788	$17,479	$9,987	$-
Operating Lease Obligations	$161,644	$64,703	$79,297	$17,644	$-
Purchase Obligations	$389,813	$389,813	$-	$-	$-
Other Long-Term Liabilities	$475,000	$-	$475,000	$-	$-
Total Contractual Obligations	$2,735,001	$1,254,516	$1,257,199	$223,286	$-

With regards to purchase obligations listed above, the Company placed a demand purchase order for $433,130 with its VidTac contract manufacturer for finished units to be delivered ratably throughout an eight-month period commencing in May 2015.  The purchase obligation required a 10% down payment at the time of order placement.

The Company’s purchase order placed with the contract manufacturer is non-cancellable; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if it gives sufficient advance notice to the contact manufacturer; and (2) should the Company elect to cancel the purchase order in total or in part, it would only be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

With regards to other long-term liabilities above, on February 3, 2014, the Company received a $475,000 advance from the City of Pharr, Texas.  Loan documents related to this advance have not been finalized at the date of this report, but the note is expected to bear interest at 8.0% per annum.  The principal amount is expected to be due in full on the earlier to occur of the 18 month anniversary of the advance or the receipt by the Company of $2.0 million in proceeds from an EB-5 visa funding arrangement the Company is pursuing.  The loan is expected to be secured by a first priority security interest in the Company’s accounts receivable.  The city is expected to also receive a modest percentage of the Company’s revenue, payable quarterly, with respect to contracts for the Company’s products and services with customers located in a specified territory in the southern portion of Texas, for a specified period of time.  Because the formal loan documents have not been executed as of the date of this report, the advance has been classified as an accrued expense on the Company’s Balance Sheet.

Compensation

See ITEM 2, “Executive Compensation”, “Employment Contracts, Termination of Employment and Change in Control”, contained in the Company’s Schedule 14C Information Statement for the year ended December 31, 2014 and filed on March 2, 2015, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the three months ended March 31, 2015 and 2014 totaled $10,000 for Mr. Chaney and $9,750 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

COPsync, Inc.
Notes To Financial Statements
(unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its chief executive officer for a loan in the same amount.  The note bears interest at 3.0% per annum, which is due upon maturity of the promissory note.  In the fourth quarter of 2014, the Company repaid $17,500 of the principal amount of the note, leaving an outstanding balance of $7,500.  The Company’s chief executive officer has elected to extend the maturity date of this note to July 1, 2015.

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

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note bearing interest at 3% annually. The demand note, including accrued interest, was replaced with a convertible promissory note totaling $120,534, also bearing 3% annual interest and due one year from its issuance. The convertible note may be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $0.10 per share.  During 2013, the Company’s chief executive officer agreed to extend the due date for this convertible promissory note to March 14, 2014.  The Company’s chief executive officer subsequently extended the due take to March 31, 2016.

NOTE 18 - SUBSEQUENT EVENTS

On May 7, 2015, the Company executed a six-month, $300,000 promissory note, which includes a daily repayment amount to be made throughout the life of the note.  The Company expects to use the proceeds from an equity financing that it anticipates closing in 2015 to repay any remaining balance on the $300,000 note.  The repayment of this loan was personally guaranteed by Mr. Woessner, the Company’s chief executive officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2014. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

·
Allowing officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync Network database and local court and agency databases;

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

We also augment our other services with our own law enforcement in-car video system, named VidTac.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2014.  We discuss our Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2015 and 2014 were $1,170,886 and $1,487,820, respectively.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $668,229 and $582,889 for the three months ended March 31, 2015 and 2014, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of customer contracts executed between periods, and increased revenue attributable to contract renewals.  Hardware, installation and other revenues for the three months ended March 31, 2015 and 2014 totaled $502,657 and $904,931, respectively.  The decrease in these revenues was due to a significant decrease between periods in large, hardware intensive contracts involving both new customers and existing customers electing to replace or update their computer equipment.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue ratably during the service period.  As of March 31, 2015, we had $3,560,380 in deferred revenues, compared to $3,669,427 as of December 31, 2014.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015		2014
	$	%	$	%

Hardware, installation and other revenues
Revenues	$502,657	100%	$904,931	100%
Cost of Revenues-hardware & other external costs	393,547	78%	643,076	71%
Cost of Revenues-internal costs	59,795	12%	54,831	6%
Total Gross Profit	$49,315	10%	$207,024	23%

Software license/subscription revenues
Revenues	$668,229	100%	$582,889	100%
Cost of Revenues-internal costs	303,692	45%	149,388	26%
Amortization of capitalized software development costs	-	0%	109,118	19%
Total Gross Profit	$364,537	55%	$324,383	56%

Total Company
Revenues	$1,170,886	100%	$1,487,820	100%
Cost of Revenues	757,034	65%	956,413	64%
Total Gross Profit	$413,852	35%	$531,407	36%

For the three months ended March 31, 2015 and 2014, our total cost of revenues was $757,034 and $956,413, respectively.  As a result, we realized gross profits of $413,852 and $567,407 for the three months ended March 31, 2015 and 2014, respectively.

Cost of revenues for hardware, installation and other revenues for the three months ended March 31, 2015 and 2014 totaled $443,342 and $697,907, respectively.  The decrease in cost of these revenues between the periods was due to lower hardware sales in 2015.  Included in the cost of these revenues are internal costs, which totaled $59,795 and $54,831 for the three months ended March 31, 2015 and 2014, respectively.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The increase in internal costs between periods is due principally to an increase in headcount and travel expenses.  The total gross profit from hardware, installation and other revenue totaled $49,315 and $207,024 for the three months ended March 31, 2015 and 2014, respectively.  This decrease in gross profit performance was due principally to decreased sales volumes between periods.

Cost of revenues for software license/subscription revenues for the three months ended March 31, 2015 and 2014 were $303,692 and $258,506, respectively.  These costs represent internal costs associated with our customer support team and web-hosting facilities.  The resulting gross profit from software license/subscription revenues for the three months ended March 31, 2015 and 2014 was $364,537 and $324,383, respectively.  The change in gross profit performance included an approximate $109,000 decrease in amortization of capitalized development software, offset by increased headcount costs associated with new hires and increased hosting and contracted IT services provided by contracted third-party service providers.  The contracted IT services involve services production support and maintenance services.  These support and maintenance costs have increased principally due to the introduction of new products or services, which were in development stages during the first quarter of 2014.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.

Operating Expenses

Research and Development

Total research and development expenses for the three months ended March 31, 2015 were $485,620, compared to $517,004 for the comparable period in 2014.  The $31,384 decrease in these expenses is due principally to a slight reduction in contract labor for IT/software development services and an employee headcount reduction.

We believe our research and development expenses will increase in the remainder of 2015, unless it is necessary for us to reduce expenses to maintain adequate liquidity.

Sales and Marketing

Total sales and marketing expenses for the three months ended March 31, 2015 were $364,367, compared to $316,957 for the comparable period in fiscal year 2014.  The $47,410 increase is principally due to increased headcount costs for both new employee hires and contracted consultants selling our products and services in new territories.

We expect our sales and marketing expenses will increase in the remainder of 2015, as we will be increasing our current staffing levels in that area.

General and Administrative

Total general and administrative expenses for the three months ended March 31, 2015 were $415,204, compared to $433,518 for the comparable period in fiscal year 2014.  The $17,969 decrease in expenses between periods is not due to any one significant item.  Professional fees for general financial advisory, investment banker, legal and accounting services were relatively flat.

We believe our general and administrative expenses for the remainder of 2015 will remain relatively consistent with expense levels of 2014.

Other Expense

Other expense, consisting of interest expense, totaled $68,733 and $10,702 for the three months ended March 31, 2015 and 2014, respectively.  The increase between periods of approximately $58,000 is principally due to: 1) $14,624 for the beneficial conversion feature on convertible notes payable issued in 2015; 2) $16,878 for the discount on three year, 50% notes payable issued during the second quarter of 2014; 3) $7,952 of accrued interest on an individual $250,000 note payable issued in 2014; and 4) $9,370 of accrued interest expense relating to an advance of $450,000 that has yet to be memorized into a debt-related instrument.

Net Loss Before Income Taxes

The net loss before income taxes for the three months ended March 31, 2015, and 2014 were $920,072 and $746,774, respectively.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of March 31, 2015, we had $230,993 in cash and cash equivalents, compared to $587,459 as of December 31, 2014.  The $356,466 decrease in cash was due to net cash used by operating activities of $891,320 and investing activities of $5,081, partially offset by net cash provided by financing activities of $539,935.

The net cash provided by financing activities represents cash proceeds of $484,315 from the issuance of a series of convertible notes, $98,000 from the exercise of warrants to purchase 328,000 shares of the Company’s common stock, and net cash proceeds of $3,960 from investments in our common stock for cash.  These inflows were partially offset by $44,496 in outflows representing monthly payments on outstanding notes for automobile and business insurance loans, and a small, short-term promissory note payable to a third-party financier, as well as $1,844 for payments on capitalized lease obligations.

We had a working capital deficiency of $4,199,740 on March 31, 2015, compared to a deficiency of $3,484,825 on December 31, 2014.  However, on March 31, 2015, our current liabilities included $2,566,509 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

We expect our liquidity position to improve as we proceed through fiscal 2015, thus enabling us to support our planned operating expenses.  In the first quarter of 2015, we continued our efforts to manage our liquidity, to avoid default on any third-party obligations and to continue growing our business towards cash-flow break-even, and ultimately profitability, including the following:

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

2)  Our key vendors continue to work with us by providing extended payment terms for our outstanding payables balances, which has also helped us manage our working capital needs.

3)  We raised $484,315 in the first quarter of 2015 pursuant to certain convertible notes issued by us.  The notes have a three-year term, which bear interest at the rate of two percent simple interest per year, paid in cash.  The principal amount of the note is convertible into shares of the Company’s common stock at the rate of $0.22 per share.  The notes may be prepaid by the Company under certain conditions.

4)  Warrants to purchase 450,000 shares of the Company’s common stock were exercised in the first quarter of 2015, for a cumulative exercise price of $98,000.

5)  We believe holders of our promissory notes representing $570,977 in principal amount will agree to extend the due dates of these notes again, if required.  These note holders have previously extended the original due date of their respective notes.

6)  We believe we have the capability to further reduce operating expenses, should circumstances warrant.

7)  We are attempting to secure up to $2.0 million in additional funding pursuant to an EB-5 program, which we originally expected to close in 2014.  We remain optimistic that we can successfully close this funding in 2015.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.  We will use a portion of any proceeds from this EB-5 program to repay an advance from the City of Pharr, Texas, if required.  Any remaining funds will be used for general working capital purposes, including our anticipated hiring of a number of employees in the City of Pharr.

8)  We raised $300,000 pursuant to a six month bridge loan arrangement in early May 2015.  The repayment of this loan was personally guaranteed by Mr. Woessner, our chief executive officer.

9)  We anticipate closing an equity financing in 2015.  We will use the proceeds from this financing to repay the $300,000 bridge loan, general working capital and, if the funding from the EB-5 program is not completed, to repay the City of Pharr advance.

10)  We expect our new order bookings and revenue to increase in 2015 as a result of leadership and organizational changes we recently made in our sales organization.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have accumulated significant losses as we have developed our product and service offerings.  We have had recurring losses and expect to report losses for fiscal 2015.  We believe that cash flow from operations, together with the potential sources of debt and equity above will be sufficient to fund the Company’s anticipated operations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we issued a total of 720,000 shares of our common stock as described below:

1)	We issued 450,000 shares of our common stock upon the exercise of outstanding warrants, for an aggregate purchase price of $90,000.

2)
In September 2014, we received a total of $24,000 from holders of warrants to purchase 120,000 shares of common stock for the exercise of those warrants.  The exercise price of the warrants was $0.20 per share.  At the warrant holders’ request, the shares of common stock issuable upon such exercise will not be issued for a period of six months from the date of exercise.  Accordingly, the shares were issued during the period.

3)	We issued 150,000 shares of common stock and associated warrants pursuant to a $15,000 deposit received in fiscal year 2014 from a single investor.

The shares of common stock issued upon the exercise of warrants were offered and sold without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(9) of the Securities Act, and in reliance on similar exemptions under applicable state laws, for exchanges of securities with existing security holders.  The shares of common stock and warrants issued during the period were offered primarily to a single individual that we reasonably believed to be an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.  The offer and sale was made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D under the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and warrants.  We disclosed to the investor that the shares of common stock and the warrants, and the common stock underlying the warrants, could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares and the warrants included, and the certificates representing the common stock to be issued upon exercise of the warrants (if applicable), will include a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

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

COPSYNC, INC.

Date: May 15, 2015	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer