Form 10-Q
period 2015-06-30
COPsync, Inc.
filed 2015-08-11
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2015, was 203,052,344 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$142,604	$587,459
Accounts receivable, net	225,349	223,622
Inventories	305,693	246,077
Prepaid expenses and other current assets	273,276	270,148
Deferred loan costs	-	50,000

Total Current Assets	946,922	1,377,306

PROPERTY AND EQUIPMENT

Leased property under capital lease	35,098	35,098
Computer hardware	80,475	72,070
Computer software	36,936	36,936
Fleet vehicles	142,059	174,094
Furniture and fixtures	10,467	10,467

Total Property and Equipment	305,035	328,665
Less: Accumulated Depreciation	(167,447)	(152,789)

Net Property and Equipment	137,588	175,876

TOTAL ASSETS	$1,084,510	$1,553,182

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,370,238	$1,526,612
Deferred revenues	2,315,601	2,526,990
Obligation under capital lease, current portion	7,982	7,632
Convertible notes payable, current portion	398,786	9,608
Three Year, 50% notes payable	197,625	121,500
Notes payable, current portion	983,616	669,789

Total Current Liabilities	6,273,848	4,862,131

LONG-TERM LIABILITIES

Deferred revenues	887,164	1,142,437
Obligation under capital lease	23,386	27,466
Convertible notes payable	178,718	389,178
Three Year, 50% notes payable, net of $198,263 discount, non-current portion	233,749	291,118
Notes payable, non-current portion	31,955	56,639

Total Long-Term Liabilities	1,354,972	1,906,838

Total Liabilities	7,628,820	6,768,969

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 203,052,344 and 201,852,444 issued and outstanding, respectively	20,301	20,184
Common stock to be issued, 30,000 and 300,000 shares, respectively	3,000	42,000
Additional paid-in-capital	18,390,295	17,630,254
Accumulated deficit	(24,957,953)	(22,908,272)

Total Stockholders' Deficit	(6,544,310)	(5,215,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,084,510	$1,553,182

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES

Hardware, installation and other revenues	$499,278	$934,916	$1,001,935	$1,839,847
Software license/subscription revenues	747,313	644,675	1,415,542	1,227,564

Total Revenues	1,246,591	1,579,591	2,417,477	3,067,411

COST OF REVENUES

Hardware and other costs	366,703	799,361	820,045	1,497,268
Software license/subscriptions	321,494	270,653	625,186	529,159

Total Cost of Revenues	688,197	1,070,014	1,445,231	2,026,427

GROSS PROFIT	558,394	509,577	972,246	1,040,984

OPERATING EXPENSES

Research and development	459,547	377,667	945,167	894,671
Sales and marketing	450,822	332,044	815,189	649,001
General and administrative	589,214	360,556	1,004,418	794,074

Total Operating Expenses	1,499,583	1,070,267	2,764,774	2,337,746

LOSS FROM OPERATIONS	(941,189)	(560,690)	(1,792,528)	(1,296,762)

OTHER INCOME (EXPENSE)

Interest expense	(170,177)	(44,829)	(238,910)	(55,531)
				-

Total Other Income (Expense)	(170,177)	(44,829)	(238,910)	(55,531)

NET LOSS BEFORE INCOME TAXES	(1,111,366)	(605,519)	(2,031,438)	(1,352,293)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,111,366)	$(605,519)	$(2,031,438)	$(1,352,293)

Series B preferred stock dividend	(2,553)	(1,130)	(17,943)	(27,020)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(23,625)	(25,048)	(34,125)	(25,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,137,544)	$(631,697)	$(2,083,506)	$(1,404,361)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.01)	$0.00	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	202,764,184	176,394,996	202,456,062	175,791,435

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,031,438)	$(1,352,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,907	240,446
Employee and non-employee stock compensation	95,832	112,201
Amortization of restricted stock grants	-	4,237
Capital contributed/co-founders' forfeiture of contractual compensation	39,500	39,500
Discount on three-year, 50% notes payable	33,756	-
Interest expense on beneficial conversion feature of convertible promissory notes	96,558	-
Valuation of warrants for services rendered	4,387	-
Valuation of warrants	19,164	-
Loss on asset disposals	1,780	1,591
Change in operating assets and liabilities:
Accounts receivable	1,024	(102,065)
Inventories	(59,616)	174,172
Prepaid expenses and other current assets	30,191	23,364
Deferred loan costs	50,000	-
Deferred revenues	(466,662)	(218,089)
Accounts payable and accrued expenses	843,326	(422,375)

Net cash used in operating activities	$(1,315,291)	$(1,499,311)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	4,000	2,500
Purchases of property and equipment	(8,404)	(16,640)

Net cash used in investing activities	$(4,404)	$(14,140)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	389,834	700,000
Proceeds from issuance of common stock for cash	617	197,500
Proceeds from common stock to be issued, net	3,960	-
Proceeds from the issuance of stock for warrant exercised	107,600	-
Proceeds received on convertible notes	514,315	-
Proceeds from three-year, 50% notes payable	-	405,000
Payments on notes payable	(122,756)	(93,364)
Payments on three-year, 50% notes payable	(15,000)	-
Payments on capitalized lease obligations	(3,730)	-

Net cash provided by financing activities	$874,840	$1,209,136

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(444,855)	(304,315)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	587,459	414,051

CASH AND CASH EQUIVALENTS, END OF YEAR	$142,604	$109,736

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$37,989	$30,692
Cash paid for income tax	$8,298	$7,602

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prior year warrant exercises	$32,000	$-
Issuance of common stock for prior year stock subscriptions	$20,000	$-
Insurance proceeds applied to outstanding bank loan	$11,254	$-
Series B Preferred stock dividends	$17,943	$27,020
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$34,125	$25,048
Partial financing associated with the purchase of two fleet vehicles	$-	$49,503
Non-cash issuance of 60,000 shares of common stock to third party for services performed and to be performed	$-	$60,000
Conversion of convertible notes into 325,000 and 200,000 shares of common stock, respectively	$65,000	$20,000
Financing of prepaid insurance policy	$43,045	$27,963

The accompanying notes are an integral part of these financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present the financial position of the Company as of June 30, 2015, and its results of operations and cash flows for the three-month and six-month periods ended June 30, 2015.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015, or any other period. The year-end condensed balance sheet data as of December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF ORGANIZATION AND LIQUIDITY AND MANAGEMENT PLANS

The Company operates what it believes to be the only real-time, law enforcement mobile data information system in the United States.  The Company refers to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed for the purpose of:

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

·
Allowing dispatchers and officers to send, in real-time, BOLO (be on the lookout) and other alerts of kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers connected to the COPsync Network, regardless of agency jurisdiction;

·
Allowing officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync Network database and local court and agency databases; and

·
Informing officers of certain outstanding misdemeanor warrants at the point of a traffic stop and allowing the officers to provide the violator notice of the outstanding warrant, or collect payment for the warrant with a credit card, through a specific feature enhancement that the Company sometimes refers to as the WARRANTsync system.

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
Notes To Condensed Financial Statements
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

Liquidity and Management Plans

At June 30, 2015, the Company had cash and cash equivalents of $142,604, a working capital deficit of $5,326,926 and an accumulated deficit of $24,957,953.  The following factors are helping the Company manage its liquidity, avoid default with respect to any material third-party obligations and enable it to progress its business towards cash-flow break-even, and ultimately profitability:

1)  Booked orders for new customer contracts executed in the second quarter of 2015 were approximately $1,452,000, which is an increase of 222% over the first quarter of 2015, and represents the highest quarterly sales orders since the second quarter of 2013.  The Company expects this higher level of sales orders to continue in 2015 as a result of personnel and process changes the Company made in its sales organization during the second quarter of 2015.  The timeline between receiving a sales order and when the Company recognizes revenue and cost of revenue performance normally ranges from thirty days to four months, depending upon the contract value, the type of funding involved, and scope of work involved.

2)  The Company raised $514,315 in the first six months of 2015 pursuant to the Company’s issuance of convertible notes.  The notes have a three-year term, which bears interest at the rate of two percent simple interest per year, payable in cash.  The principal amount of each note is convertible into shares of the Company’s common stock at a price of $0.22 per share.  The notes may be prepaid by the Company under certain conditions.

3)  Holders of warrants to purchase 538,000 shares of the Company’s common stock exercised those warrants in the first six months of 2015, for an aggregate exercise price of $107,600.

4)  Two holders of promissory notes representing an aggregate of $563,477 in principal have expressed their willingness to extend the due dates of their respective notes, one holder whose notes matured during the second quarter totaling $313,477 and another holder whose $250,000 note will mature in the third quarter of 2015.  Both note holders have previously extended their respective notes.  The Company is working with each lender to document these extensions at the date of this report.

5)  The Company raised $350,000 pursuant to a $300,000 six-month bridge loan executed in early May 2015 and a $50,000 four-month bridge loan executed in June 2015.  The Company’s chief executive officer personally guaranteed the repayment of these loans.

6)  The Company has commenced the process of applying to list on the NASDAQ Capital Market, as discussed below.  The Company plans to raise additional capital in connection with its listing on the NASDAQ Capital Market in order to meet the minimum stockholder equity listing standard.

7)  The Company raised net proceeds of $1,308,350 during the month of July 2015 pursuant to a private placement of convertible notes and warrants with accredited individual and institutional investors, as part of a plan previously approved by the Board to raise $2,000,000 in capital funding.  The convertible notes will be converted into shares of the Company’s common stock upon its listing with the NASDAQ Capital Market, as discussed above.  The proceeds from this financing will be used by the Company for repaying the remaining balances of the two bridge loans discussed above and for general working capital purposes.

8)  The Company continues to employ “just in time” principles in its procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time it orders the hardware, which has helped the Company manage its working capital needs.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

9)  The Company’s key vendors continue to work with it by providing extended payment terms for its outstanding payables balances, which has also helped the Company manage its working capital needs.

10)  The Company believes that it has the capability to reduce operating expenses, should circumstances require such actions.

11)  The Company is no longer attempting to raise funds pursuant to an EB-5 economic development arrangement, as previously reported, and the Company is now in discussions with the City of Pharr, which previously loaned the Company $475,000 in connection with the proposed EB-5 economic development arrangement, about converting the loan to an economic development grant.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to Consolidation Analysis, which amends ASC Topic 810 – Consolidations.  The amendment changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  Specifically, the amendments 1) modify the evaluation of whether certain entities are variable interest entities (VIE’s); 2) eliminate the presumption that a general partner should consolidate a limited partnership; 3) affect the consolidation analysis of reporting entities that are involved with VIE’s; and 4) provide a scope exception from consolidation guidance for reporting entities with interest in certain legal entities.  ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  The Company does not believe the adoption of ASU 2015-02 will have a material effect on the Company’s financial statements.  The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-02.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

NOTE 5 – ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at June 30, 2015 and December 31, 2014, respectively, consisted of the following:

Category	June 30, 2015	December 31, 2014

Trade receivables	$1,045,271	$1,101,279
Other receivables	21,937	53,227
Elimination of unpaid deferred revenue	(627,470)	(716,495)
Allowance for doubtful accounts	(214,389)	(214,389)

Accounts Receivable, net	$225,349	$223,622

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

NOTE 6 – INVENTORY

Inventory consisted entirely of finished goods and totaled $305,693 and $246,077 at June 30, 2015, and December 31, 2014, respectively.  The approximate $60,000 increase in inventory in the first six months of 2015 is due principally to an increase in the Company’s VidTac finished goods inventory.

Total inventory at June 30, 2015 and December 31, 2014 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s propriety VidTac product and its related components.  Generally, the Company procures hardware as a result of receiving a customer order.  The hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  The Company does not procure any third-party hardware for speculative selling.  Further, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

In December 2014, the Company placed a demand purchase order for $433,000 with the contract manufacturer for units to be delivered ratably in fiscal year 2015, beginning in May 2015.  This order was to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.  The payment terms for this purchase order required a 10% down-payment at the time of order placement, followed by Net 30 days from invoice date once the units are delivered to the Company.  At June 30, 2015, the Company had taken delivery of units related to this demand purchase order valued at approximately $87,000.

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

The Company's prepaid expenses and other assets consisted of the following at June 30, 2015 and December 31, 2014, respectively:

Category	June 30, 2015	December 31, 2014

Prepaid Insurance	$43,595	$44,101
Subscriptions	11,428	24,050
Vendor Prepayments	54,650	103,044
Deferred Charges	163,603	98,953

Total Prepaid Expenses and Other Assets	$273,276	$270,148

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

Vendor prepayments principally involve two vendors: one, consisting of down-payments made to the Company’s contract manufacturer for new orders of the VidTac product, which are then applied on a unitized basis as credits on the vendor’s invoices when the finished product goes into finished goods inventory; and two, a vendor prepayment for services to be rendered.  These prepayments will be expensed as the services are rendered in 2015.

Deferred charges pertain to off-the-shelf computer aided dispatch systems (“CAD”) purchased from two outside software services companies and delivered to six contracted customers as part of their respective, executed service agreement (or contract).  The contracts involved license fees for the CAD service over a four-year period commencing with the acceptance of the service, as well as one-time implementation fees specific to each agency.  The contracts were executed in early in 2013 and the customers made prepayments totaling $285,555, which is reported in Current Deferred Revenues.  At June 30, 2015, there remains some services yet to be performed and delivered to the customers; therefore, revenue recognition is not appropriate at this time.  The Company expects to complete and deliver those services in fiscal year 2015, at which time these deferred charges will be recognized as revenues.

NOTE 8 – NOTES PAYABLE

The Company’s total nonconvertible notes payable at June 30, 2015 was $1,446,945, representing a net increase of $307,899 for the six-months ended June 30, 2015.  The following table shows the components of notes payable, including three-year, 50% notes payable at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
Loan Type	2015	2014
Bank	$57,977	$84,406
Insurance	36,725	40,300
Other term notes	1,352,243	1,014,340
Total notes payable	1,446,945	1,139,046
Less: Current portion	(1,181,241)	(791,289)
Long-term portion	$265,704	$347,757

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the six months ended June 30, 2015, the Company incurred the following increases in notes payable:

1)
In the first quarter of 2015, one of the Company’s financed automobiles was involved in an accident, and sustained sufficient damage whereby the insurance company determined the vehicle to be a total loss.  The insurance company subsequently issued a payment to the Company in the amount of $11,254 for its loss.  The payment was applied in full to the related bank loan.

2)
In the first quarter of 2015, the Company executed a $33,319, eleven-month note payable pertaining to the Company’s business insurance coverage for inland marine, general and product liability risk exposures.  The note calls for monthly payments of principal and has an interest rate of 7.5% per annum.

3)
On May 6, 2015, the Company executed a $300,000 short-term promissory note payable to a third-party financier.  The purpose of the note was to assist the Company with its working capital requirements.  The term of the note was six months, was funded on May 11, 2015, required daily payments for the first 20 business days of the term of $2,000, and daily payments of $3,650 for each of the remaining 100 business days during the term, with an effective interest rate of 35%.  The note had an origination fee of $999 and the following early payment options:  1-30 days - $360,000, 31-60 days - $366,000, 61-90 days - $375,000 and 91+ days - $405,000.  As of June 30, 2015, the Company had paid $39,375 of principal on this note.  The Company paid the outstanding principal balance of $245,000 on August 11, 2015.

4)
On June 29, 2015, the Company executed a $50,000 short-term promissory note payable to a third-party financier.  The purpose of the note was also to assist the Company with its working capital requirements.  The term of the note is four months, was funded on June 30, 2015, and requires daily payments of $795 for 88 business days, with an effective interest rate of 40%.  The note has an origination fee of $1,000 and the following early payment options:  1-30 days - $59,950 and 31+ days - $69,950.  As of June 30, 2015, the Company had paid $568 of principal on this note.  The Company paid the outstanding balance of $42,718 on August 11, 2015.

5)	Closing costs for the two loans described immediately above totaled $10,166. These costs will be amortized ratably as interest expense over the life of the respective loans.

6)
The Company received a $50,000 advance from Joe Alosa, a member of the board, in June 2015, without accompanying paperwork.  The Company has recorded this advance as a 90-day note, assuming 8% interest per annum.

7)
In May 2014, eight individuals loaned the Company an aggregate of $405,000 in cash.  The resulting promissory notes included the following terms: each note is due thirty-six months from issuance date, contemplates a 50% return by the end of the note term, and requires a specific repayment amount be made by the Company every six months, commencing six months after the date the note was issued.  The aggregate repayment amount of the notes payable is $607,500.  The repayment amounts increase on an annual basis throughout the life of the notes.  The Company is required to repay 10%, 30% and 60% of the aggregate repayment amount in years one, two and three of the notes’ term, respectively.  The aggregate discount on the notes, totaling $202,500, was recorded on the Company’s Balance Sheet at issuance as a contra-notes payable, located in long-term liabilities.  The discount is amortized ratably over the life of the respective promissory notes and is recorded as interest expense in the Company’s Statement of Operations.  During the six-months ended June 30, 2015, the Company recorded an aggregate of $33,756 in discount on the notes.  The six-month repayment scheduled for the second quarter of 2015 totaled $30,375, of which the Company paid $15,000 in that period.  The balance of the amount due for the quarter was paid in July 2015.

8)
On July 11, 2014, the Company executed a $60,000 short-term promissory note payable to a third-party financier.  The note matured on April 11, 2015.  The purpose of the note was to assist in the Company’s procurement of its VidTac products.  The note accrued interest at 15% per annum, and required an initial monthly payment of interest only in August 2014 of $750, followed by eight monthly principal and interest payments in the amount of $7,028, commencing in September 2014.  At December 31, 2014, the loan’s outstanding balance was $30,745, which was paid in full in 2015.

9)	During the first six months of 2015, the Company made total principal payments of $149,001, on notes payable financing the Company’s business insurance policies and bank notes for automobile loans.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company’s total convertible notes payable at June 30, 2015 was $577,504, representing a net increase of $178,718 for the six-months ended June 30, 2015.  The following table shows the components of convertible notes payable at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Total convertible notes payable at beginning of period	$398,786	$873,263
Plus: additional notes payable	514,315	-
Less: beneficial conversion feature	(270,597)	-
Less: note conversions	(65,000)	(474,477)

Convertible notes payable, net	577,504	398,786
Less: current portion, net	(398,786)	(9,608)

Convertible notes payable, net, long-term portion	$178,718	$389,178

In October 2014, the Company’s Board of Directors approved a funding initiative for $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system more readily to scale nationwide, of which $484,315 and $30,000 was raised in the first and second quarters of 2015, respectively.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, payable in cash.  The principal amount of the note is convertible into shares of the Company’s common stock at the rate of $0.22 per share.  The promissory note may be prepaid by the Company under certain conditions.

With each new issuance of convertible debt, the Company evaluates whether there is a beneficial conversion feature.   A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per-share fair value, or trading price, of the underlying stock into which it is convertible.  The beneficial conversion feature is allocated between the debt and the beneficial conversion feature on relative fair value basis, and the amount allocated to beneficial conversion feature is then amortized as interest expense over the term of the note. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost.  The Company determined the aggregate beneficial conversion feature for the convertible notes issued during the first and second quarters of 2015 was $367,155, which was recorded as a discount on non-current notes payable, offset by a benefit to paid-in capital.  For the six-months ended June 30, 2015, $96,558 of the beneficial conversion feature was amortized to interest expense.

On February 6, 2015, a single note holder elected to immediately convert his $65,000 convertible promissory note into 325,000 shares of the Company’s common stock at an exercise price of $0.20 per share, rather than $0.22 per share.  The Company offered the slightly lower exercise price as an inducement for the note holder’s decision to immediately convert the note.  Additionally, the holder was granted warrants to purchase 65,000 additional shares of the Company’s common stock at $0.40 per share (see Note 14).

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

Each share of Series A Preferred Stock shall automatically be converted into fully-paid non-assessable shares of common stock at the then effective conversion rate for such share.  The events that may trigger this automatic conversion event are as follows:  1) immediately prior to the closing of a firm commitment underwriting involving an initial public offering, or 2) upon the receipt of the Company of a written request for such conversion from the holders of at least a majority of the Series A Preferred stock then outstanding, or if later, the effective date for conversion specified in such requests.

COPsync, Inc.
Notes To Condensed Financial Statements
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

For the six-months ended June 30, 2015, gross dividends on the Series B Preferred Stock were $52,068, consisting of $34,125 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $17,943 for net dividends.  For the comparable period in 2014, dividends on the Series B Preferred Stock were $52,068, consisting of $27,020 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $25,048 for net dividends.

NOTE 11 – COMMON STOCK

During the six-months ended June 30, 2015, the Company issued a total of 1,199,900 shares of common stock as described below:

1)	The Company issued 498,000 shares of common stock upon the exercise of outstanding warrants, for an aggregate exercise price of $99,600 (See Note 14).

2)
In September 2014, the Company received a total of $24,000 from holders of warrants to purchase of 120,000 shares of common stock for the exercise of those warrants.  The exercise price of the warrants was $0.20 per share.  At the warrant holders’ request, the Company agreed to not issue the shares of common stock issuable upon such exercise for a period of six months following the date of exercise.  Accordingly, the shares were issued during the period.

3)	The Company issued 150,000 shares of common stock and associated warrants pursuant to a $15,000 deposit received in fiscal year 2014 from a single investor (See Note 14).

4)	The Company issued 325,000 shares of common stock associated with the conversion of a $65,000 convertible note.

5)
In March 2015, the Company received $8,000 from a single holder of a warrant to purchase 40,000 shares of common stock for the exercise of that warrant at the exercise price of $0.20 per share.  The Company issued the shares of common stock in April 2015.

6)
In March 2015, the Company received a deposit from a single investor totaling $5,000 for the purchase of 50,000 shares of common stock and associated warrants.  These shares were issued in May 2015.  The term of the warrants is four years, and the exercise price is $0.38 per share, representing the average closing price of the Company’s stock for the 20 trading days preceding the deposit date.  The warrants will have no value assigned to them because the warrants are being issued as a unit with the shares of common stock.  This is consistent with the provisions of ASC 718.

7)	The Company issued 16,900 shares of common stock and associated warrants for cash received of $1,690 in June 2015, at $0.19 per share.

Also, the Company recorded contributed capital of $39,500 during the period related to the forfeiture of contractual compensation involving the Company’s two co-founders.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at June 30, 2015 and December 31, 2014, respectively.

	At June 30, 2015		At December 31, 2014
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

Deposits received for common stock to be issued at $0.10 per share	30,000	3,000	180,000	18,000
Deposits received for common stock to be issued at $0.20 per share	-	-	120,000	24,000

Total number of shares and value	30,000	$3,000	300,000	$42,000

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

The Company's common stock equivalents, at June 30, 2015 and 2014, respectively, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2015	2014
Convertible promissory notes outstanding	6,097,099	6,053,831
Warrants outstanding	22,047,175	18,244,842
Stock options outstanding	10,244,999	9,970,554
Preferred stock outstanding	15,100,000	15,100,000
Common stock to be issued	30,000	15,000
Dividends on preferred stock outstanding	5,989,315	5,804,867

Total Common Stock Equivalents	59,508,588	55,189,094

NOTE 14 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the six months ended June 30, 2015, is as follows:

2015
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2015	22,371,795	$0.16

Granted	453,380	0.15

Expired/Cancelled	(240,000)	(0.20)
Exercised	(538,000)	(0.20)

Outstanding, June 30, 2015	22,047,175	$0.15

Exercisable, June 30, 2015	14,972,175	$0.18

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

For the six-months ended June 30, 2015, total shares issuable upon exercise of outstanding warrants decreased by a net of 324,620 shares for the reasons discussed below:

1)
The Company issued warrants to purchase 30,000 shares of the Company’s common stock, with an exercise price of $0.10 per share, in connection with the issuance of 150,000 shares of its common stock for the purchase price of $15,000 in cash.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted during the three-month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares (See Note 11).

2)
The Company issued warrants to purchase 3,380 shares of the Company’s common stock, with an exercise price of $0.19 per share, in connection with the issuance of 16,900 shares of its common stock for the purchase price of $1,690 in cash.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted during the three-month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares (See Note 11).

3)
The Company issued warrants to purchase 65,000 shares of the Company’s common stock, with an exercise price of $0.40 per share, in connection with the conversion of a $65,000 convertible note.  The term of the warrants is four years from date of issuance (See Note 11).

4)
On March 23, 2015, the Company executed a letter agreement calling for a twelve-month consulting agreement with a third party service provider for comprehensive public relations services, with the service period beginning April 1, 2015.  Either party may cancel the agreement upon the submission of a written notice at any time during the twelve-month period.  Following the initial twelve-month period, the parties may renegotiate a new agreement.  One element of compensation to the consultant is the grant of a five-year warrant to purchase 300,000 shares of the Company’s common stock, at an exercise price of $0.22 cents per share.  The warrants shall vest on a 1/12th basis during a twelve-month period.  The warrants were granted on May 15, 2015, and 1/12th of the warrants vested on June 15, 2015.  The fair value of the warrant is $52,639, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded ratably as a general and administrative expense in the Company’s Statement of Operations during the twelve-month vesting period.

5)
On September 16, 2014, the Company executed a six-month consulting agreement with a third party service provider for consulting services to introduce the Company to potential customers for its suite of products and services.  As a part of the agreement, the Company issued the service provider warrants to purchase 45,000 shares of the Company’s common stock at a price of $0.10 per share.  The warrants vest in tranches of 15,000 per qualifying event, all of which are outlined in the agreement.  Whatever portion of the warrants that are not vested on December 31, 2015 expire on that date.  The fair value of the warrants is $17,453, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded as a sales and marketing expense in the Company’s Statement of Operations on an allocated basis at the time a specific qualifying event occurs.

6)	Warrants to purchase 240,000 shares of the Company’s common stock, with an exercise price of $0.20 per share, expired on March 31, 2015. The warrants were held by seven warrant holders.

7)	The Company issued 538,000 shares of its common stock upon the exercise of outstanding warrants, for an aggregate purchase price of $107,600 (See Note 11).

The following is a summary of the Company’s outstanding and exercisable warrants at June 30, 2015:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 6/30/15	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 6/30/15	Weighted Average Exercise Price
$0.10	12,042,593	3.03	$0.10	5,242,593	$0.10
$0.11 - 0.19	427,380	3.23	$0.15	427,380	$0.15
$0.20 - 0.45	9,577,202	2.50	$0.22	9,302,202	$0.22

$0.10 - 0.45	22,047,175	2.80	$0.15	14,972,175	$0.18

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 15 – EMPLOYEE OPTIONS

As of June 30, 2015, the Company has a stock-based compensation plan, the 2009 Long-Term Incentive Plan.

The 2009 Long-Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long-Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 20,000,000 shares of common stock authorized for issuance under the 2009 Long-Term Incentive Plan.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years.  As of June 30, 2015, options to purchase 10,244,999 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 8,212,496 shares were exercisable, with a weighted average exercise price of $0.09 per share.

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

For the three-month and six-month periods ended June 30, 2015, the Company recorded share-based compensation expense of $49,822 and $95,832, respectively.  For the comparable periods in 2014, the Company recorded share-based compensation expense of $78,642 and $112,201, respectively.

For the three-months ended March 31, 2015, the Company granted options to purchase 60,000 shares of its common stock with an exercise price of $0.10 per share to each of the Company’s three outside directors, who receive options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these stock options, utilizing the Black Scholes valuation method, was $55,179.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

Also, for the three-months ended March 31, 2015, the Company granted options to purchase 200,000 shares of its common stock with an exercise price of $0.10 per share to a new employee within the sales and marketing organization.  The total value of the stock options, utilizing the Black Scholes valuation method, was $50,281.  The term of the stock options is ten years, with a three year vesting period, 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

For the three-months ended June 30, 2015, the Company granted an option to purchase 50,000 shares of its common stock with an exercise price of $0.22 per share to a new member of the Company’s Board of Directors.  The total value of the stock options, utilizing the Black Scholes valuation method, was $6,646, which will be recorded ratably during the related vesting period as a general and administrative expense in the Company’s Statement of Operations   The term of the stock option grant is ten years, with a three year vesting period, 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the six-months ended June 30, 2015 under the Company’s 2009 Long-Term Incentive Plan is as follows:

	June 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	9,814,999	$0.09	$981,500
Granted	430,000	$0.37	$–
Exercised	–	$0.00	$–
Forfeited/ Cancelled	–	$0.00	$–

Outstanding at period end	10,244,999	$0.12	$981,500	6.58

Options vested and exercisable at period end	8,212,496	$0.09	$793,108	6.27

Weighted average grant-date fair value of options granted during the period		$0.26

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $ 0.08	2,500,000	5.34	$0.08	2,437,500	$0.08
$0.09 – $ 0.42	7,744,999	6.30	$0.12	5,774,996	$0.10
	10,244,999			8,212,496

A summary of the status of the Company’s non-vested option shares as of June 30, 2015 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	2,291,676	$0.020
Granted	430,000	$0.26
Forfeited	-	$0.00
Vested	(689,174)	$(0.13)
Non-vested	2,032,503	$0.23

As of June 30, 2015, there was approximately $468,196 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.74 years.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of June 30, 2015, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	After 2019

Long-Term Debt Obligations	$2,024,449	$1,090,249	$811,001	$123,199	$-
Capital Lease Obligations	$31,368	$3,902	$17,479	$9,987	$-
Operating Lease Obligations	$530,224	$48,031	$227,384	$178,297	$76,512
Purchase Obligations	$311,850	$311,850	$-	$-	$-
Other Long-Term Liabilities	$475,000	$-	$475,000	$-	$-
Total Contractual Obligations	$3,372,891	$1,454,032	$1,530,864	$311,483	$76,512

With regards to purchase obligations listed above, the Company placed a demand purchase order for $433,130 with its VidTac contract manufacturer for finished units to be delivered ratably throughout an eight-month period commencing in May 2015.  The purchase obligation required a 10% down payment at the time of order placement. At June 30, 2015, the Company had taken delivery of units related to this purchase obligation valued at approximately $87,000.

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

With regards to other long-term liabilities above, on February 3, 2014, the Company received a $475,000 advance from the City of Pharr, Texas in connection with a proposed EB-5 economic development program.   Loan documents related to this advance were never finalized.  Because the formal loan documents have not been executed as of the date of this report, the advance has been classified as an accrued expense on the Company’s Balance Sheet.  The Company is now in discussions with the City of Pharr about converting the loan into an economic development grant.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

Compensation

See ITEM 2, “Executive Compensation,” “Employment Contracts, Termination of Employment and Change in Control,” contained in the Company’s Schedule 14C Information Statement for the year ended December 31, 2014 and filed on March 2, 2015, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the six months ended June 30, 2015 and 2014 totaled $20,000 for Mr. Chaney and $19,500 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

Litigation

The Company is not currently involved in any material legal proceedings.  From time-to-time the Company anticipates it will be involved in legal proceedings, claims, and litigation arising in the ordinary course of business and otherwise.  The ultimate costs to resolve any such matters could have a material adverse effect on the Company’s financial statements.  The Company could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome that is adverse to it, the Company’s financial position and prospects could be harmed.

NOTE 17 – RELATED PARTY TRANSACTION

The Company received a $50,000 advance from Joe Alosa, a member of the board, in June 2015, without accompanying paperwork.  The Company has recorded this advance as a 90-day note, assuming 8% interest per annum.

In December 2014, the Company executed a capital lease involving two automobiles with an equipment financing company owned by one of the Company’s outside directors.  The total value of the transactions was $35,098, consisting of: a term of four years; monthly lease payments during the term; and an effective annual interest rate of nine percent.

On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its chief executive officer for a loan in the same amount.  The note bears interest at 3.0% per annum, which is due upon maturity of the promissory note.  In the fourth quarter of 2014, the Company repaid $17,500 of the principal amount of the note, leaving an outstanding balance of $7,500.  The Company’s chief executive officer elected to extend the maturity date of this note to July 1, 2015.  In July 2015, the $7,500 balance was used to partially pay for the exercise of a warrant to purchase 100,000 shares of the Company’s common stock with an exercise price of $0.20 per share, effective June 30, 2015.

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

In November 2013, the Company executed two short-term notes payable in the aggregate of $313,477 with an equipment financing company owned by one of the Company’s outside directors for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes were to mature in May 2014, bear interest at 16% annually, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The maturity dates for both notes were formally extended until June 25, 2015.  As of the date of this report, the financing company has verbally agreed to extend the term of the notes for another six-month period and is currently working with its affiliated banking partner for its documented concurrence.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

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

NOTE 18 – SUBSEQUENT EVENTS

The Company has commenced the process of applying to be listed on the NASDAQ Capital Market, which it hopes to accomplish by the end of 2015.  To that end, on July 6, 2015, the Company’s Board of Directors approved and submitted for the approval of the Company’s stockholders an amendment to its Amended and Restated Certificate of Incorporation, to effect a reverse stock split of its common stock by a ratio of not less than 1-for-25 and not more than 1-for-50 (the “Reverse Split”). On July 7, 2015, stockholders of record of approximately 50.8% of the Company’s outstanding voting stock executed and delivered to the Company a written consent in lieu of a stockholders’ meeting approving the Reverse Split.  The Reverse Split can be effected at any time prior to December 31, 2015, at a ratio to be set at a whole number within the above range, as determined by the Board of Directors in its sole discretion.  Further, the Board of Directors may, in its sole discretion, determine to not effect the Reverse Split.  The Company believes that the Reverse Split will enhance its ability to obtain an initial listing on The NASDAQ Capital Market. The NASDAQ Capital Market requires, among other items, an initial bid price of at least $4.00 per share and following initial listing, maintenance of a continued price of at least $1.00 per share.

The Company raised net proceeds of $1,308,350 in a private financing from accredited individual and institutional investors during the month of July 2015, as part of a plan approved by the Board of Directors to raise $2,000,000 in capital funding.  The funding is in the form of a convertible note which will be converted into shares of the Company’s common stock in connection with its listing on the NASDAQ Capital Market as discussed above.  The proceeds from this financing will be used by the Company for repaying the remaining balances on the two bridge loans (See Note 8) and for general working capital purposes.

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

Overview

COPsync, Inc. operates what we believe to be the only real-time, law enforcement mobile data information system in the United States.  We refer to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed for the purpose of:

•	Allowing law enforcement officers to compile and share information, in real-time, via a common database accessible by all such officers on the COPsync Network, regardless of agency jurisdiction;

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

•
Allowing dispatchers and officers to send, in real-time, BOLO (be on the lookout) and other alerts of kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers on the COPsync Network, regardless of agency jurisdiction;

•
Allowing officers to write tickets, offense reports, crash reports and other reports and electronically and seamlessly send, in real-time or near real-time, the information in those reports to the COPsync Network database and local court and agency databases; and

•
Informing officers of outstanding Texas Class C misdemeanor warrants, in real-time, at the point of a traffic stop and allowing the officers to collect payment for those warrants using a credit card, through a specific feature enhancement to the COPsync Network that we sometimes referred to as the WARRANTsync system.

We also offer the COPsync911 threat alert service for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  When used in schools:

•
The COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon, from any computer within the facility and from any cell phones and other mobile devices associated with the facility.

•
The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times in those circumstances when seconds and minutes count.

•	Once the alert is sent, a “crisis communication portal” is established among the person(s) sending the alert, the responding patrol vehicles and the local law enforcement 911 dispatch center.

•
The portal allows the person(s) initiating the alert to silently communicate with responding officers and the 911 dispatch center about the nature of the threat, whether it is an active gunman, fire, suspicious person or other emergency.  The portal also provides a link to a diagram of the school or other facility and a map to its location.

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

Results of Operations

Revenues

Total revenues for the three-month and six-month periods ended June 30, 2015 were $1,246,591 and $2,417,477, respectively, compared to $1,579,591 and $3,067,411 respectively, for comparable periods in 2014.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions for the three-month and six-month periods ended June 30, 2015 were $747,313 and $1,415,542, respectively, compared to $644,675 and $1,227,564, respectively, for comparable periods in 2014.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, increased revenue attributable to contract renewals, and revenues attributable to our product, COPsync911.  Hardware, installation and other revenues for the three-month and six-month periods ended June 30, 2015 were $499,278 and $1,001,935, respectively, compared to $934,916 and $1,839,847, respectively, for comparable periods in 2014.  The decrease in these revenues was due to a significant decrease between periods in large, hardware intensive contracts, for both new customers and existing customers.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenue and subsequently recognized as revenue ratably during the service period.  As of June 30, 2015, we had $3,202,765 in deferred revenues, compared to $3,669,427 at December 31, 2014.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month periods ended June 30, 2015 and 2014:

	For the three months ended June 30,				For the six months ended June 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%

Hardware, installation and other revenues
Revenues	$499,278	100%	$934,916	100%	$1,001,935	100%	$1,839,847	100%
Cost of Revenues-hardware & other external costs	323,585	66%	746,521	80%	717,132	72%	1,389,597	75%
Cost of Revenues-internal costs	43,118	9%	52,840	6%	102,913	10%	107,671	6%
Total Gross Profit	$132,495	25%	$135,555	14%	$181,890	18%	$342,579	19%

Software license/subscription revenues
Revenues	$747,313	100%	$644,675	100%	$1,415,542	100%	$1,227,564	100%
Cost of Revenues-internal costs	321,494	43%	161,536	25%	625,186	44%	310,924	25%
Amortization of capitalized software development costs	-	0%	109,117	17%	-	0%	218,235	18%
Total Gross Profit	$425,819	57%	$374,022	58%	$790,356	56%	$698,405	57%

Total Company
Revenues	$1,246,591	100%	$1,579,591	100%	$2,417,477	100%	$3,067,411	100%
Cost of Revenues	688,197	55%	1,070,014	66%	1,445,231	60%	2,026,427	66%
Total Gross Profit	$558,394	45%	$509,577	34%	$972,246	40%	$1,040,984	34%

Total cost of revenues for the three-month and six-month periods ended June 30, 2015, were $688,197 and $1,445,231, respectively, compared to $1,070,014 and $2,026,427 for the respective comparable periods in 2014.  As a result, we realized gross profits for the three-month and six-month periods ended June 30, 2015 of $558,394 and $972,246, respectively, compared to $509,577 and $1,040,984, respectively, for the comparable periods in 2014.

Cost of revenues for hardware, installation and other revenues for the three-month and six-month periods ended June 30, 2015 were $366,703 and $820,045, respectively, compared to $799,361 and $1,497,268, respectively, for comparable periods in 2014.  The decrease in cost of these revenues between the periods was due to lower hardware sales in 2015.  Included in the cost of these revenues are internal costs, which totaled $43,118 and $102,913 respectively, in 2015, compared to $52,840 and $107,671, respectively, for comparable periods in 2014.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The decrease in gross profit performance was due principally to the decreased volume of this business.

Cost of revenues for software license/subscription revenues for the three-month and six-month periods ended June 30, 2015 were $321,494 and $625,186, respectively, compared to $270,653 and $529,159, respectively, for the comparable periods in 2014.  These costs represent internal costs associated with our customer support team and web-hosting facilities, as well as amortization of capitalized developmental software in 2014.  The resulting gross profit from software license/subscription revenues for the three-month and six-month periods ended June 30, 2015 were $425,819 and $790,356, respectively, compared to $374,022 and $698,405, respectively, for comparable periods in 2014.  Beginning in 2015, the Company no longer reports amortization of capitalized software expense because the asset became fully amortized as of December 31, 2014.  This has the effect of reducing the 2015 expense by approximately $109,000 per quarter.  However, this reduction is being partially offset by increased costs of customer support and maintenance services being performed by our Research and Development Group.  For comparison purposes, we have reclassified $28,000 and $64,000, respectively, for the comparable periods in year 2014 from Research and Development Operating Expenses to Software License/Subscription Cost of Sales Expenses.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat throughout year 2015.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and six-month periods ended June 30, 2015 were $459,547 and $945,167, respectively, compared to $377,667 and $894,671, respectively for the comparable periods in 2014.  The respective increase between periods was due principally to contract labor for IT/Software development services for the scalability project which was subsequently placed on hold in second quarter 2015.

We believe our research and development expenses will remain relatively flat until after the NASDAQ up-listing process is successfully completed at which time it will increase to accommodate planned product/service development.

Sales and Marketing

Total sales and marketing expenses for the three-month and six month periods ended June 30, 2015 were $450,822 and $815,189, respectively, compared to $332,044 and $649,001, respectively for the comparable periods in fiscal 2014.  The increase in these expenses between periods was due primarily to increases in headcount additions occurring in year 2015, as well as an increase in contracted sales consultants whose purpose is to expand our sales penetration in, and outside of the State of Texas.

We expect our sales and marketing expenses to remain at a high run rate as we continue to grow the business.

General and Administrative

Total general and administrative expenses for the three-month and six month periods ended June 30, 2015 were $589,214 and $1,004,418, respectively, compared to $360,556 and $794,074, respectively for the comparable periods in fiscal 2014.  The year-over-year increase in expenses for the six months period is due principally to professional services incurred in the second quarter of 2015 involving our commencing of the NASDAQ up-listing process.  These additional services involve specialized legal, investment banking, investor relations, public relations and other advisory service providers.

Our general and administrative expenses will remain high throughout the NASDAQ up-listing process.

Other Expense

Other expense, consisting of interest expense, totaled $170,177 and $238,910 for the three-month and six-month periods ended June 30, 2015, respectively, compared to $44,829 and $55,531, respectively, for same periods in fiscal 2014.  The increase in interest expense between periods relates to our 2014 and 2015 completed debt transactions.  The non-cash portion of the $170,177 expense for the period ended June 30, 2105 is approximately $130,000 and pertains principally to the discount on the three-year, 50% notes and amortization of the beneficial conversion feature for the convertible promissory notes.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and six-month periods ended June 30, 2015 were $1,111,366 and $2,031,438, respectively, compared to $605,519 and $1,352,293, respectively, for the same periods in fiscal 2014.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of June 30, 2015, we had $142,604 in cash and cash equivalents, compared to $587,459 at December 31, 2014.  The $444,855 decrease in cash was due to net cash used by operating activities of $1,315,291 and investing activities of $4,404, partially offset by net cash provided by financing activities of $874,840.

The net cash provided by financing activities represents cash proceeds of $514,315 from the issuance of a series of convertible notes, $389,834 in net proceeds from three short-term promissory notes executed during the second quarter of 2015, $107,600 from the exercise of warrants to purchase 538,000 shares of our common stock, and net cash proceeds of $4,577 from investments in our common stock for cash.  These inflows were partially offset by $122,756 in outflows representing monthly payments on outstanding notes for automobile and business insurance loans, and other short-term promissory note payables to third-party financiers, as well as $3,730 in payments on capitalized lease obligations and $15,000 related to the three year 50% notes.

We had a working capital deficiency of $5,326,926 on June 30, 2015, compared to a deficiency of $3,484,825 on December 31, 2014.  However, on June 30, 2015, our current liabilities included $2,315,601 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

We expect our liquidity position to improve as we proceed through fiscal 2015, thus enabling us to support our planned operating expenses.  In the first six months of 2015, we continued our efforts to manage our liquidity, to avoid default on any third-party obligations and to continue growing our business towards cash-flow break-even, and ultimately profitability, including the following:

1)  Booked orders for new customer contracts executed in the second quarter of 2015 were approximately $1,452,000, which is an increase of 222% over the first quarter of 2015, and represents the highest quarterly sales orders since the second quarter of 2013.  We expect this higher level of sales orders to continue in 2015 as a result of personnel and process changes we made in our sales organization during the second quarter of 2015.  The timeline between receiving a sales order and when we recognize revenue and cost of revenue performance normally ranges from thirty days to four months, depending upon the contract value, the type of funding involved, and scope of work involved.

2)  We raised $514,315 in the first six months of 2015 pursuant to the issuance of convertible notes.  The notes have a three-year term, which bears interest at the rate of two percent simple interest per year, payable in cash.  The principal amount of each note is convertible into shares of stock at a price of $0.22 per share.  The notes may be prepaid by under certain conditions.

3)  Holders of warrants to purchase 538,000 shares of our common stock exercised those warrants in the first six months of 2015, for an aggregate exercise price of $107,600.

4)  Two holders of promissory notes representing an aggregate of $563,477 in principal have expressed their willingness to extend the due dates of their respective notes, one holder whose notes matured during the second quarter totaling $313,477 and another holder whose $250,000 note will mature in the third quarter of 2015.  Both note holders have previously extended their respective notes.  We are working with each lender to document these extensions as of the date of this report.

5)  We raised $350,000 pursuant to bridge loan arrangements consisting of a $300,000 six-month loan executed in early May 2015 and a $50,000 four-month loan executed in June 2015.  The repayment of these loans was personally guaranteed by the Company’s chief executive officer.

6)  We have commenced the process of applying for listing on the NASDAQ Capital Market, which we hope to accomplish by the end of 2015.  We have plans to raise additional capital in connection with our listing on the NASDAQ Capital Market in order to meet the minimum shareholder equity listing standard.

7)  We raised net proceeds of $1,308,350 during the month of July 2015 pursuant to a private placement of convertible notes and warrants with accredited individual and institutional investors, as part of a plan previous approved by our board of directors to raise $2,000,000 in capital funding.  The convertible notes will be converted into shares of our common stock in connection with our listing on the NASDAQ Capital Market, as discussed above.  We will use the proceeds from this financing to repay the remaining balances on the two bridge loans discussed above and for general working capital purposes.

8)  We continue to employ “just in time” principles in our procurement processes for third party hardware, meaning that we attempt to schedule delivery to the customer of the third party hardware we sell immediately after it receives the hardware.  We also continue attempts to collect customer prepayments for the third party hardware sold at or about the time the hardware is ordered, which has helped manage working capital needs.

9)  Key vendors continue to work with us by providing extended payment terms for outstanding payables balances, which has also helped manage working capital needs.

10)  We believe we have the capability to further reduce operating expenses, should circumstances require such actions.

11)  We are no longer attempting to raise funds pursuant to an EB-5 economic development arrangement, as previously reported and are in discussions with the City of Pharr, which previously loaned the Company $475,000 in connection with the proposed EB-5 economic development arrangement, about converting the loan to an economic development grant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have accumulated significant losses as we have developed our product and service offerings.  We have had recurring losses and expect to report losses for fiscal 2015.  We believe that cash flow from operations, together with the potential sources of debt and equity above will be sufficient to fund our anticipated operations for the next twelve months.

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

Changes in Internal Control Over Financial Reporting

During the three-months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended June 30, 2015, we issued a total of 479,900 shares of our common stock as described below:

1)	We issued 48,000 shares of our common stock upon the exercise of a single outstanding warrant, for an aggregate purchase price of $9,600.

2)
We issued 40,000 shares of our common stock upon the exercise of a single outstanding warrant, for an aggregate purchase price of $8,000, which was associated with a deposit received in the first quarter of 2015.

3)	We issued 325,000 shares of common stock to a single investor who elected to convert his $65,000 convertible promissory note.

4)
We issued 50,000 shares of common stock and associated warrants with an exercise price of $0.10 per share for $5,000 of cash received from an individual investor.  The cash was received in a prior period and previously reported as a stock-related deposit.

5)	We issued 16,900 shares of common stock and associated warrants with an exercise price of $0.19 per share for $1,690 of cash received from two individual investors.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1*	Amended and Restated Bylaws

10.1*	Form of Registration Rights Agreement issued pursuant to the Company’s 2015 Private Placement Offering

10.2*	Form of Securities Purchase Agreement issued pursuant to the Company’s 2015 Private Placement Offering

10.3*	Form of Convertible Promissory Note issued pursuant to the Company’s 2015 Private Placement Offering

10.4*	Form of Stock Purchase Warrant issued pursuant to the Company’s 2015 Private Placement Offering

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: August 11, 2015	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer