Form 10-Q
period 2015-09-30
COPsync, Inc.
filed 2015-11-16
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2015, was 4,211,151 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash and cash equivalents	$246,346	$587,459
Accounts receivable, net	384,862	223,622
Inventories	451,252	246,077
Prepaid expenses and other current assets	247,005	270,148
Deferred loan costs	-	50,000

Total Current Assets	1,329,465	1,377,306

PROPERTY AND EQUIPMENT

Property and equipment	309,958	328,665
Less: Accumulated Depreciation	(180,459)	(152,789)

Net Property and Equipment	129,499	175,876

TOTAL ASSETS	$1,458,964	$1,553,182

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,233,538	$1,526,612
Deferred revenues	2,340,017	2,526,990
Obligation under capital lease, current portion	8,163	7,632
Convertible notes payable, current portion	153,646	9,608
Three Year, 50% notes payable, net of $0 discount, current portion	182,250	121,500
Notes payable, current portion	542,821	669,789

Total Current Liabilities	5,460,435	4,862,131

LONG-TERM LIABILITIES

Deferred revenues	726,959	1,142,437
Obligation under capital lease	21,276	27,466
Convertible notes payable	51,215	389,178
Private placement convertible notes	958,771	-
Three Year, 50% notes payable, net of $113,873 discount, non-current portion	250,627	291,118
Notes payable, non-current portion	234,721	56,639

Total Long-Term Liabilities	2,243,569	1,906,838

Total Liabilities	7,704,004	6,768,969

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 375,000 shares authorized; issued; and outstanding, respectively	37	37
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 4,105,568 and 4,037,049 issued and outstanding, respectively	411	404
Common stock to be issued, 67,589 and 6,000 shares, respectively	595,981	42,000
Additional paid-in-capital	19,635,809	17,650,034
Accumulated deficit	(26,477,288)	(22,908,272)

Total Stockholders' Deficit	(6,245,040)	(5,215,787)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,458,964	$1,553,182

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES

Hardware, installation and other revenues	$532,969	$600,843	$1,541,255	$2,440,690
Software license/subscription revenues	730,577	701,424	2,139,768	1,928,988

Total Revenues	1,263,546	1,302,267	3,681,023	4,369,678

COST OF REVENUES

Hardware and other costs	422,940	411,486	1,242,985	1,908,754
Software license/subscriptions	302,300	243,482	927,486	772,541

Total Cost of Revenues	725,240	654,968	2,170,471	2,681,295

GROSS PROFIT	538,306	647,299	1,510,552	1,688,383

OPERATING EXPENSES

Research and development	316,116	499,934	1,261,283	1,394,705
Sales and marketing	563,213	398,607	1,378,402	1,047,608
General and administrative	577,143	366,343	1,595,760	1,160,417

Total Operating Expenses	1,456,472	1,264,884	4,235,445	3,602,730

LOSS FROM OPERATIONS	(918,166)	(617,585)	(2,724,893)	(1,914,347)

OTHER INCOME (EXPENSE)

Interest income	(9,700)	-	(9,700)	-
Interest expense	16,657	(48,323)	(222,253)	(103,854)
Beneficial conversion expense	(598,255)	-	(598,254)	-
Total Other Income (Expense)	(591,298)	(48,323)	(830,207)	(103,854)

NET LOSS BEFORE INCOME TAXES	(1,509,464)	(665,908)	(3,555,100)	(2,018,201)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,509,464)	$(665,908)	$(3,555,100)	$(2,018,201)

Series B preferred stock dividend	(8,091)	-	(26,034)	(27,020)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(18,375)	(26,466)	(52,500)	(51,514)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,535,930)	$(692,374)	$(3,633,634)	$(2,096,735)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.38)	$(0.19)	$(0.89)	$(0.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	4,061,464	3,571,827	4,053,557	3,545,332

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,555,100)	$(2,018,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,919	361,448
Amortization of beneficial conversion costs	598,254	-
Amortization of note discount	2,666	-
Employee stock compensation	145,591	114,651
Non-employee warrant compensation	-	34,904
Discount on three year, 50% notes payable	51,009	-
Amortization of restricted stock grants	-	21,115
Capital contributed/co-founders' forfeiture of contractual compensation	59,250	59,250
Valuation of warrants	107,599	-
Debt issuance costs	(10,000)	-
Change in allowance for bad debts	(159,000)	-
Loss/(Gain) on asset disposals	1,780	(2,163)
Change in operating assets and liabilities:
Accounts receivable	511	(134,712)
Inventories	(205,175)	73,919
Prepaid expenses and other current assets	56,462	70,905
Deferred loan costs	50,000	(50,000)
Deferred revenues	(602,451)	(547,614)
Accounts payable and accrued expenses	834,448	(304,183)

Net Cash Used in Operating Activities	$(2,584,237)	$(2,320,681)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	4,000	2,500
Purchases of property and equipment	(13,328)	(16,640)

Net Cash Used in Investing Activities	$(9,328)	$(14,140)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	607,001	760,000
Proceeds from common stock to be issued, net	2,544	-
Payments on notes payable	(563,118)	(123,619)
Proceeds from three-year, 50% notes payable	-	405,000
Payments on three-year, 50% notes payable	(30,750)	-
Proceeds from convertible notes	2,123,068	-
Proceeds from the issuance of stock for warrant exercises	119,366	24,000
Payments on capitalized lease obligation	(5,659)	-
Proceeds from stock deposit for common stock to be issued	-	245,500
Proceeds from issuance of common stock for cash	-	1,760,310

Net Cash Provided by Financing Activities	$2,252,452	$3,071,191

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(341,113)	736,370

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	587,459	414,051

CASH AND CASH EQUIVALENTS, END OF YEAR	$246,346	$1,150,421

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$188,311	$36,901
Cash paid for income tax	$8,298	$7,602

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Partial financing associated with the purchase of two fleet vehicles	$-	$49,503
Issuance of common stock for prior year warrants	$32,000	-
Issuance of stock for prior year stock subscriptions	$20,000	-
Insurance proceeds applied to outstanding bank loan	$11,254	-
Reclassification of contractual prepayment from deferred revenue to notes payable	$33,333	-
Non-cash issuance of 2,000 and 1,200 shares of common stock to third party for services performed and to be performed	$17,000	$60,000
Conversion of convertible notes, plus accrued interest into 36,690 and 24,097 shares of common stock, respectively	$358,415	$120,364
Conversion of convertible notes into 9,000 shares of common stock to be issued	$-	$65,000
Conversion of accounts payable into 14,333 shares of common stock	$109,490	-
Conversion of notes payable into 750 shares of common stock	$7,500	-
Conversion of accounts payable into 569 shares of common stock to be issued	$4,265	-
Conversion of convertible notes into 32,210 shares of common stock to issued	$331,040	-
Insurance proceeds applied to outstanding bank loan	$-	$15,854
Financing of prepaid insurance policy	$43,045	$27,964
Series B Preferred stock dividends	$26,034	$27,020
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$52,500	$51,514

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to fairly present the financial position of the Company as of September 30, 2015, and its results of operations and cash flows for the three-month and nine-month periods ended September 30, 2015.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014. The results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015, or any other period. The year-end condensed balance sheet data as of December 31, 2014, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  All share amounts have been adjusted to reflect the Company’s 1-for-50 reverse stock split that occurred on October 14, 2015 (see Note 12).

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

The Company also offers the COPsync911 threat alert service for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  The Company‘s COPsync911 service can reduce emergency law enforcement response times in those circumstances when seconds and minutes count.

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

 Liquidity and Management Plans

At September 30, 2015, the Company had cash and cash equivalents of $246,346, a working capital deficit of $4,130,970 and an accumulated deficit of $26,477,288.  The following factors are helping the Company manage its liquidity, avoid default with respect to any material third-party obligations and enable it to progress its business towards cash-flow break-even, and ultimately profitability:

 1)  During the current fiscal year demand for the Company’s products and services is increasing as a result of new sales leadership appointed early in the second quarter of this fiscal year.  As an immediate consequence of this appointment, sales order bookings in the second quarter of this year were $1,452,000, followed by $1,740,000 in sales order bookings for the third quarter of this year.  The bookings for the second quarter represented an increase of 222% in sales bookings over the first quarter of 2015.  The third quarter bookings were the Company’s highest quarterly sales bookings number since the second quarter of 2013.  The timeline between receiving a sales order and when the Company recognizes revenue normally ranges from thirty days to four months, depending upon the contract value, type of funding and scope of work.

2)  On November 13, 2015, the Company’s stock and warrants commenced trading on the NASDAQ Stock Market under the symbols COYN and COYNW, respectively.  The Company also announced the pricing of an underwritten public offering of 3,028,572 shares of common stock, and warrants to purchase up to an aggregate of 3,028,572 shares of common stock, at an offering price of $3.49 per share and $0.01 per warrant.  The warrants have a per share exercise price of $3.125, are exercisable immediately, and expire five years from the date of issuance.  The gross proceeds to COPsync from this offering are approximately $10.6 million before deducting the underwriting discount and other estimated offering expenses.  The Company has granted the underwriters a 45-day option to purchase up to an aggregate of 454,286 additional shares of common stock and/or up to 454,286 additional warrants to cover over-allotments, if any.  The offering is expected to close on or about November 18, 2015, subject to customary closing conditions (see Note 19).

3)  During the third quarter of 2015, an aggregate principal amount of $689,455 of convertible debt was converted into 70,289 shares of company common stock shares.  Additionally, an aggregate of $109,490 of vendor payables was converted into 14,334 shares of company common stock.

4)  The Company continues to employ “just in time” principles in its procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.  The Company also continues its attempts to collect customer prepayments for the third party hardware it sells at or about the time it orders the hardware, which has helped the Company manage its working capital needs.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses, which is common for companies at this stage of the Company’s maturity, as it has been developing its current and recently added product and service offerings. The Company has had recurring losses and expects to report losses for fiscal 2015. The Company believes that cash flow from operations, together with other potential sources of cash, will be sufficient to fund the Company’s anticipated operations for the next twelve months.

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

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC Topic 835 – Interest.  The amendment changes the manner in which debt issuance costs are recorded on the balance sheet.  Specifically, ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts.  ASU 2015-013 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which is effective for the Company’s first quarter of fiscal year 2016.  Early adoption in interim and annual periods is permitted.  The Company will continue to assess any potential impact on its financial statements from the adoption of ASU 2015-03.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at September 30, 2015 and December 31, 2014, respectively, consisted of the following:

Category	September 30, 2015	December 31, 2014

Trade receivables	$1,751,426	$1,101,279
Other receivables	22,559	53,227
Elimination of unpaid deferred revenue	(1,333,734)	(716,495)
Allowance for doubtful accounts	(55,389)	(214,389)

Accounts Receivable, net	$384,862	$223,622

To date, accounts receivable have been derived principally from revenue earned from end users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The elimination of the unpaid deferred revenue for the respective periods represents those invoices issued for products and/or services not yet paid by the customer or services completed by the Company.  The elimination is made to prevent the “gross-up” effect on the Company’s Balance Sheet between accounts receivable and deferred revenues

The Company’s allowance for doubtful accounts is based upon a review of outstanding receivables.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.  The Company is no longer in discussions with the City of Pharr regarding converting the advance to an economic development grant. Accordingly, during the third quarter of 2015, the total allowance for doubtful accounts value was lowered by $159,000 specific to a $198,246 trade receivable involving the City of Pharr after management determined having the specific allowance was no longer necessary.  The Company’s intentions are to apply the $198,246 trade receivable for the City of Pharr against the $475,000 advance previously provided the Company by the City of Pharr and reported in accounts payable and accrued expenses in the Company’s balance sheet at September 30, 2015.

NOTE 6 – INVENTORY

Inventory consisted entirely of finished goods and totaled $451,252 and $246,077 at September 30, 2015, and December 31, 2014, respectively.  The approximate $205,175 increase in inventory in the first nine months of 2015 is due principally to an increase in the Company’s VidTac finished goods inventory.

Total inventory at September 30, 2015 and December 31, 2014 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s propriety VidTac product and its related components.  Generally, the Company procures hardware as a result of receiving a customer order.  The hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  The Company does not procure any third-party hardware for speculative selling.  Further, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

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

In December 2014, the Company placed a demand purchase order for $433,000 with the contract manufacturer for units to be delivered ratably in fiscal year 2015, beginning in May 2015.  This order was to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.  The payment terms for this purchase order required a 10% down-payment at the time of order placement, followed by full payment Net 30 days from invoice date once the units are delivered to the Company.  At September 30, 2015, the Company had taken delivery of units related to this demand purchase order valued at approximately $260,000.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company's prepaid expenses and other assets consisted of the following at September 30, 2015 and December 31, 2014, respectively:

Category	September 30, 2015	December 31, 2014

Prepaid Insurance	$23,228	$44,101
Subscriptions	6,709	24,050
Vendor Prepayments	53,465	103,044
Deferred Charges	163,603	98,953

Total Prepaid Expenses and Other Assets	$247,005	$270,148

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

Deferred charges pertain to off-the-shelf computer-aided dispatch systems (“CAD”) purchased from two outside software services companies and delivered to six contracted customers as part of their respective, executed service agreement (or contract).  The contracts involved license fees for the CAD service over a four-year period commencing with the acceptance of the service, as well as one-time implementation fees specific to each agency.  The contracts were executed in early in 2013 and the customers made prepayments totaling $285,555, which is reported in current deferred revenues.  At September 30, 2015, there remains some services yet to be performed and delivered to the customers; therefore, revenue recognition is not appropriate at this time.  The Company expects to complete and deliver those services in fiscal year 2015, at which time these deferred charges will be recognized as revenues.

NOTE 8 – NOTES PAYABLE – (NON-CONVERTIBLE)

The Company’s total nonconvertible notes payable at September 30, 2015 was $1,210,419, representing a net increase of $71,373 for the nine-months ended September 30, 2015.  The following table shows the components of notes payable, including three-year, 50% notes payable at September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
Loan Type	2015	2014
Bank	$259,551	$84,406
Insurance	14,748	40,300
Other term notes	936,120	1,014,340
Total notes payable	1,210,419	1,139,046
Less: Current portion	(725,071)	(791,289)
Long-term portion	$485,348	$347,757

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

During the nine months ended September 30, 2015, the Company had the following adjustments to notes payable:

1)
In the first quarter of 2015, one of the Company’s financed automobiles was involved in an accident, and sustained sufficient damage.  The Company’s the insurance company determined the vehicle to be a total loss.  The insurance company subsequently issued a payment to the Company in the amount of $11,254 for its loss.  The payment was applied in full to the related bank loan.

2)
In the first quarter of 2015, the Company executed a $33,319, eleven-month note payable pertaining to the Company’s business insurance coverage for inland marine, general and product liability risk exposures.  The note calls for monthly payments of principal and has an interest rate of 7.5% per annum.

3)
On May 6, 2015, the Company executed a $300,000 short-term promissory note payable to a third-party financier.  The purpose of the note was to assist the Company with its working capital requirements.  The term of the note was six months, was funded on May 11, 2015, required daily payments for the first 20 business days of the term of $2,000, and daily payments of $3,650 for each of the remaining 100 business days during the term, with an effective interest rate of 35%.  The note had an origination fee of $999 and the following early payment options:  1-30 days - $360,000, 31-60 days - $366,000, 61-90 days - $375,000 and 91+ days - $405,000.  As of June 30, 2015, the Company had paid $39,375 of principal on this note.  During the period of July 1, 2015, through August 11, 2015, the required daily payments of principal and interest were made, culminating in the loan payoff balance being $245,000 on August 11, 2015, which the Company paid in full on that date, and in so doing, avoided additional interest expense.

4)
On June 29, 2015, the Company executed a $50,000 short-term promissory note payable to a third-party financier.  The purpose of the note was also to assist the Company with its working capital requirements.  The term of the note is four months, was funded on June 30, 2015, and requires daily payments of $795 for 88 business days, with an effective interest rate of 40%.  The note has an origination fee of $1,000 and the following early payment options:  1-30 days - $59,950 and 31+ days - $69,950.  As of June 30, 2015, the Company had paid $568 of principal on this note.  During the period of July 1, 2015, through August 11, 2015, the required daily payments of principal and interest were made, culminating in the loan payoff balance being $42,718 on August 11, 2015, which the Company paid in full on that date, and in so doing, avoided additional interest expense.

5)	Closing costs for the two loans described immediately above totaled $10,166. These costs will be amortized ratably as interest expense over the life of the respective loans.

6)
On June 11, 2015, the Company received a $50,000 loan from Joe Alosa, a member of the board.  The terms included 1) 7% interest per annum, and 2) payment due within 30 days of the Company’s common stock commencing trading on the NASDAQ Capital Market.  If the note is not repaid when due, it will become a demand note.

7)
In May 2014, eight individuals loaned the Company an aggregate of $405,000 in cash.  The resulting promissory notes included the following terms: each note is due thirty-six months from the date of issuance, contemplates a 50% return by the end of the note term, and requires a specific repayment amount be made by the Company every six months, commencing six months after the date the note was issued.  The aggregate repayment amount of the notes payable is $607,500.  The repayment amounts increase on an annual basis throughout the life of the notes.  The Company is required to repay 10%, 30% and 60% of the aggregate repayment amount in years one, two and three of the notes’ term, respectively.  The aggregate discount on the notes, totaling $202,500, was recorded on the Company’s Balance Sheet at issuance as a contra-notes payable, located in long-term liabilities.  The discount is amortized ratably over the life of the respective promissory notes and is recorded as interest expense in the Company’s Statement of Operations.  During the nine-months ended September 30, 2015, the Company recorded an aggregate of $50,634 in discount on the notes.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

9)	During the first nine months of 2015, the Company made total principal payments of $563,118, on notes payable financing the Company’s business insurance policies and bank notes for automobile loans.

10)
On August 31, 2015, the Company executed a $200,000 short-term promissory note payable to a third-party financier.  The purpose of the note was to assist the Company with its working capital requirements.  The term of the note was six months, was funded on August 31, 2015, and required daily payments of $2,300 for 120 business days during the term, with an effective interest rate of 38%.  The note had an origination fee of $999 and the following early payment options:  1-30 days - $246,000, 31-60 days - $250,000, 61-90 days - $256,000 and 91+ days - $276,000.  As of September 30, 2015, the Company had paid $24,320 of principal on this note.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company’s total convertible notes payable at September 30, 2015 was $204,861, representing a net decrease of $193,925 for the nine-months ended September 30, 2015.  The following table shows the components of convertible notes payable at September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014
Total convertible notes payable at beginning of period	$398,786	$873,263
Plus: additional notes payable	526,315	-
Less: beneficial conversion feature	(30,785)	-
Less: note conversions	(689,455)	(474,477)

Convertible notes payable, net	204,861	398,786
Less: current portion, net	(153,646)	(9,608)

Convertible notes payable, net, long-term portion	$51,215	$389,178

In October 2014, the Company’s Board of Directors approved a funding initiative for $750,000 to fund a software development effort for feature and function enhancements to enable the COPsync Network and COPsync911 threat alert system to more readily scale nationwide, of which $484,315 and $30,000 was raised in the first and second quarters of 2015, respectively.  The investment security is a three-year convertible promissory note, which bears interest at the rate of two percent simple interest per year, payable in cash.  The principal amount of the note is convertible into shares of the Company’s common stock at the rate of $11.00 per share.  The promissory note may be prepaid by the Company under certain conditions.

With each new issuance of convertible debt, the Company evaluates whether there is a beneficial conversion feature.   A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per-share fair value, or trading price, of the underlying stock into which it is convertible.  The beneficial conversion feature is allocated between the debt and the beneficial conversion feature on relative fair value basis, and the amount allocated to beneficial conversion feature is then amortized as interest expense over the term of the note. The issuer of the convertible instrument realizes a cost based on the theory that the intrinsic value of the price difference (i.e., the price difference times the number of shares received upon conversion) represents an additional financing cost.  The Company determined the aggregate beneficial conversion feature for the convertible notes issued during the nine months ended 2015 was $367,155, which was recorded as a discount on non-current notes payable, offset by a benefit to paid-in capital.  For the nine-months ended September 30, 2015, $336,370 of the beneficial conversion feature was amortized to beneficial conversion costs.

On February 6, 2015, a single note holder elected to immediately convert his $65,000 convertible promissory note into 6,500 shares of the Company’s common stock at an exercise price of $10.00 per share, rather than $11.00 per share as set forth in the forms of his convertible promissory note.  The Company offered the slightly lower exercise price as an inducement for the note holder’s decision to immediately convert the note.  Additionally, the holder was granted warrants to purchase 6,500 additional shares of the Company’s common stock at $20.00 per share (see Note 12).

At March 31, 2015, the Company reclassified $337,532 in aggregate principal amount of eight convertible notes issued in fiscal year 2011 and maturing on March 31, 2016, from long-term liabilities to current liabilities on the Company’s Balance Sheet.

In September 2015, several of the Company’s note holders converted $689,455 of the Company’s debt into shares of the Company’s common stock.  The conversion stock price ranged from $5.00 to $10.00 per share for 30,188 shares issued in September 2015.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 10 – PRIVATE PLACEMENT CONVERTIBLE NOTES

On July 14, 2015, July 23, 2015 and August 10, 2015 we closed a private placement, in which we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase its common stock. The associated warrants are exercisable into an aggregate of 236,000 shares of the Company’s common stock, and are exercisable until 5 years from issuance. The exercise price of these warrants is $7.50 per share.   In connection with the private placement we also issued to the placement agent a warrant to purchase an aggregate of 28,320 shares of common stock on terms substantially similar to the warrants issued to the investors in the private placement.

NOTE 11 – PREFERRED STOCK

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

Preferred Stock Series B

During 2009 and the first quarter of 2010, the Company issued a total of 375,000 shares of its Series B Preferred Stock in a private placement in which the Company raised $1,500,000 in gross proceeds.  The 375,000 shares of the Company’s Series B Convertible Preferred Stock are convertible into a total of 300,000 shares of the Company’s common stock.

The shares of the Company’s Series B Preferred Stock i) accrue dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, ii) have a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, prior to the common stock, iii) are convertible into 40 shares of common stock per share, subject to adjustment for issuances by the Company of common stock at less than $5.00 per share, and iv) have the right to elect one member of the Company’s Board of Directors.

For the nine-months ended September 30, 2015, gross dividends on the Series B Preferred Stock were $78,534, consisting of $51,514 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $27,020 for net dividends.  For the comparable period in 2014, dividends on the Series B Preferred Stock were $78,534 consisting of $51,514 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $27,020 for net dividends.  Holders of the Series B Preferred Stock agreed to convert their shares of Series B Preferred Stock into shares of common stock in connection with the Company’s listing on the NASDAQ Capital Market (see note 19).

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 12 – COMMON STOCK

On September 9, 2015, the Company’s Board of Directors unanimously approved a 1-for-50 reverse stock split (the “Reverse Stock Split”) of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001 per share. The Reverse Stock Split was previously approved by a majority of the Company’s shareholders by written consent on July 7, 2015.  The Company effected the Reverse Stock Split by filing a Certificate of Amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware.   The Reverse Split became effective as of 12:01 a.m. Eastern Time on October 14, 2015 (the “Effective Date”).  At the Effective Time, every 50 shares of Common Stock issued and outstanding were automatically combined into one share of issued and outstanding Common Stock, without any change in the par value.  The financial statements and related notes retrospectively reflect the effect of the 1-for-50 reverse stock split.

The Company effected the Reverse Stock Split in connection with its application to list its Common Stock and Warrants on the NASDAQ Capital Market. On November 13, 2015, the Company’s common stock and warrants commenced trading on the NASDAQ Capital Market under the symbols COYN and COYNW, respectively.

During the nine-months ended September 30, 2015, the Company issued a total of 68,519 shares of common stock as described below:

1)	The Company issued 6,960 shares of common stock upon the exercise of outstanding warrants, for an aggregate exercise price of $99,600 (See Note 15).

2)
In September 2014, the Company received a total of $24,000 from holders of warrants to purchase of 2,400 shares of common stock for the exercise of those warrants.  The exercise price of the warrants was $10.00 per share.  At the warrant holders’ request, the Company agreed to not issue the shares of common stock for a period of six months following the date of exercise.  Accordingly, the shares were issued during 2015.

3)	The Company issued 3,000 shares of common stock and associated warrants pursuant to a $15,000 deposit received in fiscal year 2014 from a single investor (See Note 15).

4)	In April 2015, the Company issued 6,500 shares of common stock associated with the conversion of a $65,000 convertible note.

5)
In March 2015, the Company received $8,000 from a single holder of a warrant to purchase 800 shares of common stock for the exercise of that warrant at the exercise price of $10.00 per share.  The Company issued the shares of common stock in April 2015.

6)
In March 2015, the Company received a deposit from a single investor totaling $5,000 for the purchase of 1,000 shares of common stock and associated warrants.  These shares were issued in May 2015.  The term of the warrants is four years, and the exercise price is $19.00 per share, representing the average closing price of the Company’s stock for the 20 trading days preceding the deposit date.  The warrants will have no value assigned to them because the warrants are being issued as a unit with the shares of common stock.  This is consistent with the provisions of ASC 718.

7)	The Company issued 338 shares of common stock and associated warrants on June 19, 2015 for cash received of $1,690 in June 2015, at $9.50 per share.

8)	The Company issued 12,333 shares of common stock for services rendered of $92,500 in September 2015 at $7.50 per share.

9)	The Company issued 2,000 shares of common stock for services rendered of $17,000 in September 2015 at $8.50 per share.

10)	The Company issued 29,097 shares of common stock for convertible notes of $272,323 in September 2015 at $9.50 per share.

11)	The Company issued 1,091 shares of common stock for a note payable of $21,273 in September 2015 at $19.50 per share.

Also, the Company recorded contributed capital of $59,250 during the period related to the forfeiture of contractual compensation involving the Company’s two co-founders.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 13 – COMMON STOCK TO BE ISSUED

During fiscal years 2014 and 2013, the Company received a series of small deposits from a single investor totaling $3,000 for the purchase of 600 shares of common stock shares and associated warrants.  These shares have not yet been issued.  The term of the warrants is four years, and the exercise price is $5.00 per share.  The warrants will have no value assigned to them because the warrants will be issued as a unit with common stock shares.  This is consistent with the provisions of ASC 718.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at September 30, 2015 and December 31, 2014, respectively.

	At September 30, 2015		At December 31, 2014
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

Deposits received for common stock to be issued at $5.00 per share	600	$3,000	3,600	$18,000
Deposits received for common stock to be issued at $10.00 per share	-	-	2,400	24,000
Vendor goods and services for common stock to be issued at $7.50 per share	569	4,262	-	-
Convertible notes for common stock to be issued at $8.50 per share	22,133	188,133	-	-
Convertible notes for common stock to be issued at $9.00 per share	42,287	380,583	-	-
Deposits received for common stock to be issued at $10.00 per share	1,177	11,766	-	-
Note payable and accrued interest for common stock to be issued at $10.00	823	8,234	-	-

Total number of shares and value	67,589	$595,978	6,000	$42,000

NOTE 14 – BASIC AND FULLY DILUTED LOSS PER SHARE

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

The Company's common stock equivalents, at September 30, 2015 and 2014, respectively, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	2015	2014
Convertible promissory notes outstanding	274,183	88,345
Warrants outstanding	715,264	407,876
Stock options outstanding	202,100	198,300
Preferred stock outstanding	302,000	302,000
Common stock to be issued	67,589	56,000
Dividends on preferred stock outstanding	125,080	123,379

Total Common Stock Equivalents	1,686,216	1,175,900

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 15 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants, and the changes during the nine months ended September 30, 2015, is as follows:

2015
		Weighted
		Average
Description	Shares	Exercise Price
Outstanding, January 1, 2015	447,436	$8.00

Granted	285,388	7.50

Expired/Cancelled	(4,800)	(10.00)
Exercised	(12,760)	(10.00)

Outstanding September 30, 2015	715,264	$7.50

Exercisable September 30, 2015	575,264	$8.00

For the nine-months ended September 30, 2015, total shares issuable upon exercise of outstanding warrants increased by a net of 267,828 warrants from 447,436 warrants outstanding at January 1, 2015, for the reasons discussed below:

1)
On July 14, 2015, July 23, 2015 and August 10, 2015 we closed a private placement, in which we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase its common stock. The associated warrants are exercisable into an aggregate of 236,000 shares of the Company’s common stock, and are exercisable until 5 years from issuance. The exercise price of these warrants is $7.50 per share.  Under the provisions of ASC 718, no value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 10). In connection with the private placement we also issued to the placement agent a warrant to purchase an aggregate of 28,320 shares of common stock on terms substantially similar to the warrants issued to the investors in the private placement.  The fair value of the warrant is $214,162, as determined by using the Black Scholes valuation method.  This non-cash expense was recorded as a general and administrative expense in the Company’s Statement of Operations during the third quarter of 2015.

2)
On September 9, 2015, the Company’s Board of Directors approved the issuance of warrants to two third-party service providers for services provided for corporate advisory services.  The warrants are exercisable into an aggregate of 12,000 shares of the Company’s common stock, with an exercise price of $8.50 per share.  The term of the warrants is five years from date of issuance, with vesting occurring on the grant date, and containing a cashless exercise feature.  The fair value of the warrant is $84,049, as determined by using the Black Scholes valuation method.  This non-cash expense was recorded as a general and administrative expense in the Company’s Statement of Operations during the third quarter of 2015.

3)
During the first quarter of 2015, the Company issued warrants to purchase in the aggregate 600 shares of the Company’s common stock, with an exercise price of $5.00 per share, in connection with the sale of 3,000 shares of its common stock in the aggregate for $15,000 in cash.  The investment involved three separate $5,000 cash deposits made by the investor in fiscal year 2014.  As a result, three warrants to purchase 200 shares of the Company’ common stock were issued with issuance dates commensurate with the respective cash receipt dates, which were August 4, 2014, August 22, 2014 and September 2, 2014.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 12).

4)
On June 19 2015, the Company issued warrants to purchase 68 shares of the Company’s common stock, with an exercise price of $9.50 per share, in connection with the sale of 338 shares of its common stock for $1,690 in cash.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted during because the warrants were issued as a unit with common stock shares (See Note 12).

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

5)
On March 6, 2015, the Company issued warrants to purchase 200 shares of the Company’s common stock, with an exercise price of $19.00 per share, in connection with the sale of 1,000 shares of its common stock for 5,000 in cash involving a single investor.  The term of the warrants is four years from date of issuance.  Under the provisions of ASC 718, no value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 12).

6)
On February 6, 2015, the Company issued warrants to purchase 1,300 shares of the Company’s common stock, with an exercise price of $20.00 per share, in connection with the conversion of a $65,000 convertible note.  The term of the warrants is four years from date of issuance (See Note 12).

7)
On March 23, 2015, the Company entered into a twelve-month consulting agreement with a third party service provider for comprehensive public relations services, with the service period beginning April 1, 2015.  Either party may cancel the agreement upon the submission of a written notice at any time during the twelve-month period.  Following the initial twelve-month period, the parties may renegotiate a new agreement.  On May 15 2015, the Company granted of a five-year warrant to purchase 6,000 shares of the Company’s common stock, at an exercise price of $11.00 per share to the service provider under the terms of the consulting agreement.    The warrants were granted on May 15, 2015 and vest in 12 equal monthly installments commencing June 15, 2015.  As of September 30, 2015, one-third of the warrants had vested.  The fair value of the warrant is $52,639, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded ratably as a general and administrative expense in the Company’s Statement of Operations during the twelve-month vesting period.

8)
On September 16, 2014, the Company executed a six-month consulting agreement with a third party service provider for consulting services to introduce the Company to potential customers for its suite of products and services.  As a part of the agreement, the Company issued the service provider warrants to purchase 900 shares of the Company’s common stock at a price of $5.00 per share.  The warrants vest in tranches of 300 shares per qualifying event, all of which are outlined in the agreement.  Whatever portion of the warrants that are not vested on December 31, 2015 expire on that date.  The fair value of the warrants is $17,453, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded as a sales and marketing expense in the Company’s Statement of Operations on an allocated basis at the time when a specific qualifying event occurs.

9)	Warrants to purchase 4,800 shares of the Company’s common stock, with an exercise price of $10.00 per share, expired on March 31, 2015. The warrants were held by seven warrant holders.

10)
The Company issued 10,760 and 2,000 shares of its common stock upon the exercise of outstanding warrants during the first and third quarters of 2015, respectively, for an aggregate purchase price of $127,600 (See Note 12).

The following is a summary of the Company’s outstanding and exercisable warrants at September 30, 2015:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 9/30/15	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/15	Weighted Average Exercise Price
$5.00	240,852	2.53	$5.00	104,852	$5.00
$5.50 - 9.50	284,868	4.77	$7.50	284,868	$7.50
$10.00 - 22.50	189,544	2.01	$11.00	185,544	$11.00

$5.00 - 22.50	715,264	3.29	$7.50	575,264	$8.00

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

NOTE 16 – EMPLOYEE OPTIONS

The Company awards stock-based compensation pursuant to 2009 Long-Term Incentive Plan.  The 2009 Long-Term Incentive Plan was adopted by the Board of Directors on September 2, 2009.  Under the 2009 Long-Term Incentive Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 400,000 shares of common stock authorized for issuance under the 2009 Long-Term Incentive Plan.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years.  As of September 30, 2015, options to purchase 202,100 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 167,268 shares were exercisable, with a weighted average exercise price of $4.50 per share.

Share-based compensation expense is based upon the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period. The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. Forfeitures of share-based payment awards are reported on a prospective basis, at an estimated forfeiture rate of twenty-six percent.
For the three-month and nine-month periods ended September 30, 2015, the Company recorded share-based compensation expense of $49,759 and $145,591, respectively.  For the comparable periods in 2014, the Company recorded share-based compensation expense of $36,009 and $114,651, respectively.

On January, 2 2015, the Company granted stock options to purchase 1,200 shares of its common stock with an exercise price of $5.00 per share to each of the Company’s three outside directors, who receive options as part of their annual compensation for serving on the Company’s Board of Directors (3,600 stock options in the aggregate).  The total value of the aggregate number of stock options, utilizing the Black Scholes valuation method, was $55,179.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

On March 20, 2015, the Company granted options to purchase 4,000 shares of its common stock with an exercise price of $5.00 per share to a new employee within the sales and marketing organization.  The total value of the stock options, utilizing the Black Scholes valuation method, was $50,281.  The term of the stock options is ten years, with a three year vesting period, 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

On March 20, 2015, the Company granted an option to purchase 1,000 shares of its common stock with an exercise price of $11.00 per share to a new member of the Company’s Board of Directors.  The total value of the stock options, utilizing the Black Scholes valuation method, was $6,646, which will be recorded ratably during the related vesting period as a general and administrative expense in the Company’s Statement of Operations   The term of the stock option grant is ten years, with a three year vesting period, 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the nine-months ended September 30, 2015 under the Company’s 2009 Long-Term Incentive Plan is as follows:

	September 30, 2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	196,300	$4.50	$785,200
Granted	8,600	$18.50	$-
Exercised	-	$0.00	$-
Forfeited/ Cancelled	(2,800)	$(3.50)	$(14,000)

Outstanding at period end	202,100	$6.00	$771,200	6.35

Options vested and exercisable at period end	167,268	$4.50	$639,352	5.87

Weighted average grant-date fair value of options granted during the period		$13.00

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 - $ 4.00	50,000	5.09	$4.00	50,000	$4.00
$4.50 - $ 21.00	152,100	6.08	$6.00	117,268	$5.00
	202,100			167,268

A summary of the status of the Company’s non-vested option shares as of September 30, 2015 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	45,834	$10.00
Granted	8,600	$13.00
Forfeited	(2,800)	$(3.50)
Vested	(16,802)	$(7.50)
Non-vested	34,832	$12.00

As of September 30, 2015, there was approximately $426,076 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 1.63 years.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND BOARD OF DIRECTORS’ ACTIONS

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of September 30, 2015, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	After 2019

Long-Term Debt Obligations	$1,377,145	$494,372	$691,976	$190,797	$-
Capital Lease Obligations	$29,439	$1,973	$17,479	$9,987	$-
Operating Lease Obligations	$536,148	$34,834	$273,254	$121,089	$106,971
Purchase Obligations	$155,926	$77,963	$77,963	$-	$-
Other Long-Term Liabilities	$475,000	$-	$475,000	$-	$-
Total Contractual Obligations	$2,573,658	$609,142	$1,535,672	$321,873	$106,971

With regards to purchase obligations listed above, the Company placed a demand purchase order for $433,130 with its VidTac contract manufacturer for finished units to be delivered ratably throughout an eight-month period commencing in May 2015.  The purchase obligation required a 10% down payment at the time of order placement. At September 30, 2015, the Company had taken delivery of units related to this purchase obligation valued at approximately $260,000.

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

Compensation

The Company has entered into employment agreements with its Co-founders, Russell Chaney and Shane Rapp. Such agreements provide for voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or until the Company secures sufficient funding to sustain operations. The value of each person’s foregone salary for each of the six months ended September 30, 2015 and 2014 totaled $30,000 for Mr. Chaney and $29,250 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

Other approval and adoption actions taken by the Company’s Board of Directors

-
On September 9, 2015, the Company’s board of directors approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”), which amend and restate the provisions of the Company’s existing bylaws, as amended, in their entirety. The Amended and Restated Bylaws reflect changes that conform with provisions that are more customary for publicly owned companies; they provide, among other things:

·	Updated procedures for conducting stockholder meetings, including notice requirements for regular and special meetings, quorum requirements, use of proxies and stockholder action by written consent;
·	Updated procedures by which directors may resign from the board; conduct meetings and designate committees;
·	Updated descriptions and duties for corporate officers; and
·	Procedure outlining the process for transferring stock certificates.

-
The Company’s board of directors also approved and adopted the “Code of Business Conduct and Ethics for COPsync, Inc.”  The Code of Ethics is applicable to members of the Board of Directors, officers and employees of the Company.  The Code of Ethics addresses such individuals’ conduct with respect to, among other things, the accuracy of the Company’s records, conflicts of interests, company opportunities, intellectual property and confidential information, proper use of Company assets and reporting suspected illegal or unethical behavior. The above description of the Code of Ethics is qualified in its entirety by reference to the Code of Ethics.

-
On September 9, 2015, the Company’s Board of Directors established a separate audit committee, compensation committee and nominating and corporate governance committee of the Board.  The Company’s Board of Directors also elected Joseph Alosa, Sr. to serve as the Company’s Chairman, replacing our prior Chairman, Russell D. Chaney.

NOTE 18 – RELATED PARTY TRANSACTION

On June 11, 2015, the Company received a $50,000 advance from Joe Alosa, a member of the board, without accompanying paperwork.  The Company recorded the advance as a 90-day note, assuming 8% interest per annum.  The advance was subsequently documented between the two parties in October 2015.  The written terms included 1) 7% interest per annum, and 2) payment due within 30 days of the Company’s common stock commencing trading on the NASDAQ Capital Market.  If the note is not repaid when due, then it will become a demand note.

In December 2014, the Company executed a capital lease involving two automobiles with an equipment financing company owned by one of the Company’s outside directors.  The total value of the transactions was $35,098, consisting of: a term of four years; monthly lease payments during the term; and an effective annual interest rate of nine percent.

On February 28, 2014, the Company executed a $25,000, sixty-day promissory note payable to its chief executive officer for a loan in the same amount.  The note bears interest at 3.0% per annum, which is due upon maturity of the promissory note.  In the fourth quarter of 2014, the Company repaid $17,500 of the principal amount of the note, leaving an outstanding balance of $7,500.  The Company’s chief executive officer elected to extend the maturity date of this note to March 31, 2016.  In September 2015, the $7,500 balance was used to partially pay for the exercise of a warrant to purchase 2,000 shares of the Company’s common stock with an exercise price of $10.00 per share, effective June 30, 2015.  The shares of the Company’s common stock were issued in October 2015.

In August 2013, the Company’s chief executive officer loaned the Company $40,000, which was evidenced by a convertible promissory note bearing interest at 3% annually.  The note was originally due March 31, 2014; however, the due date was extended to March 31, 2016.  The convertible note could be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $5.00 per share.  In October 2015, the note was converted into 8,000 shares of common stock.

COPsync, Inc.
Notes To Condensed Financial Statements
(unaudited)

In November 2013, the spouse of the Company’s chief executive officer loaned the Company $60,000, which was evidenced by a demand promissory note bearing interest at 3% annually.  The demand note was replaced shortly thereafter with a convertible promissory note totaling $60,000, also bearing 3% annual interest and originally due March 31, 2014; however, the due date was extended to March 31, 2016. The convertible note could be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $5.00 per share. In October 2015, the note was converted into 12,000 shares of common stock.

In November 2013, the Company executed two short-term notes payable in the aggregate of $313,477 with an equipment financing company owned by one of the Company’s outside directors for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes were to mature in May 2014, bear interest at 16% annually, are payable upon maturity, and are collateralized by the third-party equipment being procured.  The maturity dates for both notes were formally extended until June 25, 2015.  On September 1, 2015, a new agreement was executed between the parties consisting of the following:  the agreement was styled as a rental agreement, consisting of: a total value of $322,305, inclusive of principal and interest; a term of 48 months, monthly payments of $5,465; a buy-out amount of $65,576; and a $60,000 cash payment upon signing.

In December 2012, the Company’s chief executive officer loaned the Company $120,000, which was evidenced by a demand promissory note bearing interest at 3% annually. The demand note, including accrued interest, was replaced with a convertible promissory note totaling $120,534, also bearing 3% annual interest and due one year from its issuance.  The accrued interest was to be paid in cash on a quarterly basis.  Further, the convertible note could be converted at the holder’s option into shares of the Company’s common stock at a conversion price of $5.00 per share.  During 2013, the Company’s chief executive officer agreed to extend the due date for this convertible promissory note to March 14, 2014.  The Company’s chief executive officer subsequently extended the due date to March 31, 2016.  In October 2015, the principal amount of the demand promissory note was converted into 24,107 shares of common stock.

NOTE 19 – SUBSEQUENT EVENTS

The Company has entered into an agreement with the Series B stockholders whereby they agreed to convert their shares of Series B Preferred Stock into shares of the Company’s common stock pursuant to the terms of the Series B Preferred Stock, exercise their warrants at an exercise price reduced from $10.00 per share to $6.25 per share in full for cash, terminate the Investors’ Rights Agreement and waive any rights they may have under such agreement.  In return, we agreed to amend their warrants to reduce the exercise price from $10.00 per share to $6.25 per share, issue the Series B stockholders an additional aggregate 60,000 shares of the Company’s common stock, pay aggregate accrued dividends of up to $630,000 in cash within 30 days of the Company’s listing on The NASDAQ Capital Market and grant the Series B stockholders certain board and board observer rights. Such conversion and exercise occurred in connection with the Company’s listing on The NASDAQ Capital Market. In total, the Company issued 420,000 shares of the Company’s common stock to the Series B stockholders in connection with such agreement.

On November 13, 2015, the Company’s common stock and warrants commenced trading on the NASDAQ Capital Market under the symbols COYN and COYNW, respectively.

The Company also announced the pricing of an underwritten public offering of 3,028,572 shares of common stock, and warrants to purchase up to an aggregate of 3,028,572 shares of common stock, at an offering price of $3.49 per share and $0.01 per warrant.  The warrants have a per share exercise price of $3.125, are exercisable immediately, and expire five years from the date of issuance.  The gross proceeds to COPsync from this offering are approximately $10.6 million before deducting the underwriting discount and other estimated offering expenses.  The Company has granted the underwriters a 45-day option to purchase up to an aggregate of 454,286 additional shares of common stock and/or up to 454,286 additional warrants to cover over-allotments, if any.  The offering is expected to close on or about November 18, 2015, subject to customary closing conditions.

Preceding the above announcement, certain convertible note holders, and note payable holders elected to convert their notes into shares of the Company’s common stock, as well as certain vendors elected to convert trade payables due them into shares of the Company common stock in lieu of cash in the aggregate values of approximately $205,000, $313,000 and $144,000, respectively.  In total, the Company issued 130,955 shares of the Company’s common stock to such persons.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements about trends, uncertainties, hopes, beliefs, anticipations, expectations, plans, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks and uncertainties described in our annual report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q. Any of these risk factors could have a material adverse effect on our business, financial condition or financial results and reduce the value of an investment in our securities. We may not succeed in addressing these and other risks associated with an investment in our securities, with our business and with our achieving any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

·
Allowing officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas, Mississippi and Massachusetts, (iii) the historical databases of our agency subscribers who have provided us with such access, (iv) the Department of Homeland Security’s El Paso Intelligence Center (EPIC) database, which collects information relating to persons crossing the United States – Mexico border, and (v) our COPsync Network database, and, as we expand the scope of our operations to states other than noted above, we anticipate that we will provide access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state agencies;

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

·
Informing officers of outstanding Texas Class C misdemeanor warrants, in real-time, at the point of a traffic stop and allowing the officers to collect payment for those warrants using a credit card, through a specific feature enhancement to the COPsync Network that we sometimes referred to as the WARRANTsync system;

We also offer the COPsync911 threat alert service for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  When used in schools;

·
The COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of an icon, from any computer within the facility and from any cell phones and other mobile devices associated with the facility;

·
The alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times in those circumstances when seconds and minutes count;

·	Once the alert is sent, a “crisis communication portal” is established among the person(s) sending the alert, the responding patrol vehicles and the local law enforcement 911 dispatch center; and

·
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

Results of Operations

Revenues

Total revenues for the three-month and nine-month periods ended September 30, 2015 were $1,263,546 and $3,681,023, respectively, compared to $1,302,267 and $4,369,678 for the respective comparable periods in 2014.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  The Company views software license/subscriptions revenue as a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and the Company does not view it as a key indicator of future performance.  Software license/subscriptions for the three month and nine month periods ended September 30, 2015 were $730,577 and $2,139,768, respectively, compared to $701,424 and $1,928,988 or the respective comparable periods in 2014.  The increases in software license/subscriptions revenue were due to an increase in the number of law enforcement agency contracts increased revenue attributable to contract renewals, and our threat-alert service, COPsync911.  Hardware, installation and other revenues for the three month and nine month periods ended September 30, 2015 were $532,969and $1,541,255, respectively, compared to $600,843 and $2,440,690 for the respective comparable periods in 2014.  The decrease in these revenues was due to a significant decrease in the number of large, hardware intensive contracts, for both new customers and existing customers.  We anticipate this trend reversing itself beginning in the fourth quarter of 2015 when certain hardware-intensive contracts entered into primarily during the second quarter of 2015 are installed and revenue is recognized.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue ratably during the service period.  As of September 30, 2015, we had $2,340,017 in deferred revenues, compared to $2,526,990 as of December 31, 2014.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month periods ended September 30, 2015 and 2014:

	For the three months ended September 30,				For the nine months ended September 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Hardware, installation and other revenues
Revenues	$532,969	100%	$600,843	100%	$1,541,255	100%	$2,440,690	100%
Cost of Revenues-hardware & other external costs	325,712	61%	341,667	58%	1,042,844	81%	1,731,264	71%
Cost of Revenues-internal costs	97,228	18%	69,819	12%	200,141	13%	177,490	6%
Total Gross Profit	$110,029	21%	$189,357	32%	$298,270	19%	$531,936	22%

Software license/subscription revenues
Revenues	$730,577	100%	$701,424	100%	$2,139,768	100%	$1,928,988	100%
Cost of Revenues-internal costs	302,300	41%	134,364	19%	927,486	43%	445,188	20%
Amortization of capitalized software development costs	-	0%	109,118	16%	-	0%	327,353	17%
Total Gross Profit	$428,277	59%	$457,942	65%	$1,212,282	57%	$1,156,447	63%

Total Company
Revenues	$1,263,546	100%	$1,302,267	100%	$3,681,023	100%	$4,369,678	100%
Cost of Revenues	725,240	57%	654,968	50%	2,170,471	59%	2,681,295	72%
Total Gross Profit	$538,306	43%	$647,299	50%	$1,510,552	41%	$1,688,383	28%

Total cost of revenues for the three-month and nine-month periods ended September 30, 2015, were $725,240 and $2,170,471, respectively, compared to $654,968 and $2,681,295 for the respective comparable periods in 2014.  As a result, we realized gross profits for the three month and nine month periods ended September 30, 2015 of $538,306 and $1,510,552, respectively, compared to $647,299 and $1,688,383 for the respective comparable periods in 2014.

Cost of revenues for hardware, installation and other revenues for the three-month and nine-month periods ended September 30, 2015 were $422,940 and $1,242,985, respectively, compared to $411,486 and $1,908,754 for the respective comparable periods in 2014.  The increase for the quarter is attributable to higher payroll and related costs for increased headcount, which resulted from new hires and the realignment of headcount between the hardware installation and customer support functions.  The decrease for the nine months in cost of these revenues between the periods was due to lower hardware sales in 2015.  Included in the cost of these revenues are internal costs, which totaled $97,228 and $200,141 respectively, in 2015, compared to $69,819 and $177,490 for the respective comparable periods in 2014.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The decrease in gross profit performance was due principally to the decreased volume of this business.

Cost of revenues for software license/subscription revenues for the three-month and nine-month periods ended September 30, 2015 were $302,300 and $927,486, respectively, compared to $243,482 and $772,541 for the respective comparable periods in 2014.  These costs represent internal costs associated with our customer support team and web-hosting facilities, as well as amortization of capitalized developmental software.  The resulting gross profit from software license/subscription revenues for the three-month and nine-month periods ended September 30, 2015 were $428,277 and $1,212,282, respectively, compared to $457,942 and $1,156,447, respectively, for comparable periods in 2014.  Beginning in 2015, the Company no longer reports amortization of capitalized software expense because the asset became fully amortized as of December 31, 2014.  This has the effect of reducing the 2015 expense by approximately $109,000 per quarter.  However, this reduction is being offset by increased costs of customer support and maintenance services being performed by our Research and Development Group.  For comparison purposes, we have reclassified $63,900, in the first nine months of 2014 from Research and Development Operating Expenses to Software License/Subscription Cost of Sales Expenses.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat throughout year 2015.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and nine-month periods ended September 30, 2015 were $316,116 and $1,261,283, respectively, compared to $499,934 and $1,458,605 for the respective comparable periods in 2014.  The respective decrease between periods was due principally to contract labor for IT/Software development services for the scalability project which was subsequently placed on hold in second quarter 2015.  The scalability project involves architectural changes to our propriety software, which will facilitate our plans to expand the COPsync Network nationwide.

We believe our research and development expenses will remain relatively flat until after the Company’s common stock and warrants commence trading on the NASDAQ Capital Market at which time research and development expenses are expected to increase to accommodate planned product/service development.

Sales and Marketing

Total sales and marketing expenses for the three-month and nine-month periods ended September 30, 2015 were $563,213 and $1,378,402, respectively, compared $398,607 and $1,047,608 for the respective comparable periods in fiscal 2014.  The increase in these expenses between periods was due primarily to increases in headcount occurring in year 2015, as well as an increase in contracted sales consultants whose purpose is to expand our sales penetration in, and outside of the State of Texas.

We expect our sales and marketing expenses to increase as we continue to grow the business.

General and Administrative

Total general and administrative expenses for the three-month and nine month periods ended September 30, 2015 were $577,143 and $1,595,760, respectively, compared to $366,343 and $1,160,417 for the respective comparable periods in fiscal 2014.  The year-over-year increase in expenses for the nine-month period is due principally to professional services incurred in the second and third quarter of 2015 involving our commencing of the NASDAQ up-listing process.  These additional services involve specialized legal, investment banking, investor relations, public relations and other advisory service providers.

Our general and administrative expenses are expected to continue at higher levels during the fourth quarter of 2015 because of the NASDAQ up-listing process.

Other Expense

Other expense, consisting of interest expense, totaled $591,298 and $830,207 for the three-month and nine-month periods ended September 30, 2015, respectively, compared to $44,569 and $101,691, respectively, for same periods in fiscal 2014.   We incurred beneficial conversion costs of $598,255 relating to the conversion of notes to common stock during the third quarter of 2015, which included $96,558 of beneficial conversion expensed with interest in the first and second quarters and reclassified in the third quarter.  Interest expense adjusted for reclassifying beneficial conversion costs is $79,901 an increase of $31,578 related to completed debt transactions in 2015.  The non-cash portion of interest expense for the period ended September 30, 2105 is approximately $140,000 and pertains principally to the discount on the three-year, 50% notes.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and nine-month periods ended September 30, 2015 were $1,509,464 and $3,555,100, respectively, compared to $665,908 and $2,018,201, respectively, for the same periods in fiscal 2014.  These changes occurred for the reasons described above.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of September 30, 2015, we had $246,346 in cash and cash equivalents, compared to $587,459 as of December 31, 2014.  The $341,113 decrease in cash was due to net cash used in operating activities of $2,584,237 and investing activities of $9,328, partially offset by net cash provided by financing activities of $2,252,452.

The net cash provided by financing activities represents cash proceeds of $2,123,068 from the issuance of a series of convertible notes, $607,001 in net proceeds from short-term promissory notes executed in 2015, and $119,366 from the exercise of warrants to purchase 14,333 shares of our common stock and $2,544 in net proceeds from the issuance of common stock for cash.  These inflows were partially offset by $563,118 in outflows representing payments on short-term promissory notes payable to third-party financiers and monthly payments on outstanding notes for automobile and business insurance loans, as well as $5,659 in payments on capitalized lease obligations and $30,750 related to the three year 50% notes.

We had a working capital deficiency of $4,130,970 on September 30, 2015, compared to a deficiency of $3,484,825 on December 31, 2014.  However, on September 30, 2015, our current liabilities included $2,340,017 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

We expect our liquidity position to improve as we proceed through fiscal 2015, thus enabling us to support our planned operating expenses.  In the first nine months of 2015, we continued our efforts to manage our liquidity, to avoid default on any third-party obligations and to continue growing our business towards cash-flow break-even, and ultimately profitability, including the following:

1)  During the current fiscal year, we are seeing an accelerating demand for our products and services as a result of new sales leadership appointed early in the second quarter of this fiscal year. As an immediate consequence of this appointment, sales order bookings in the second quarter of this year were $1,452,000, followed by $1,740,000 in sales order bookings for the third quarter of the year.  The bookings for the second quarter represented an increase of 222% in sales bookings over the first quarter of 2015.  The third quarter bookings were our highest quarterly sales bookings number since the second quarter of 2013.  Further, we expect the fourth quarter to be a very strong sales bookings quarter as well.  The timeline between receiving a sales order and when we recognize revenue normally ranges from thirty days to four months, depending upon the contract value, type of funding and scope of work.

2)  On November 13, 2015, our common stock and warrants commenced trading on the NASDAQ Capital Market under the symbols COYN and COYNW, respectively.  We also announced the pricing of an underwritten public offering of 3,028,572 shares of common stock, and warrants to purchase up to an aggregate of 3,028,572 shares of common stock, at an offering price of $3.49 per share and $0.01 per warrant.  The warrants have a per share exercise price of $3.125, are exercisable immediately, and expire five years from the date of issuance.  The gross proceeds to us from this offering are approximately $10.6 million before deducting the underwriting discount and other estimated offering expenses.  We have granted the underwriters a 45-day option to purchase up to an aggregate of 454,286 additional shares of common stock and/or up to 454,286 additional warrants to cover over-allotments, if any.  The offering is expected to close on or about November 18, 2015, subject to customary closing conditions (see Note 19).

3)  During the third quarter of 2015, an aggregate of $689,455 of convertible debt was converted into 94,608 shares of our common stock shares.  Additionally, an aggregate principal amount of $109,490 of vendor payables was converted into 14,334 shares of our common stock.

4)  We continue to employ “just in time” principles in its procurement processes for third party hardware, meaning that we attempts to schedule delivery to the customer of the third party hardware that the we sell immediately after we receive the hardware.  We also continue our attempts to collect customer prepayments for the third party hardware we sell at or about the time we order the hardware, which has helped the Company manage its working capital needs.

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

Not required for smaller reporting companies.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any material legal proceedings.  From time-to-time we anticipate we will be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements.  We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome in any proceeding that is adverse to us, our financial position and prospects could be harmed.

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factors below.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

RISK FACTORS RELATING TO OUR OPERATIONS

We rely predominantly on sales to governmental entities, and the loss of a significant number of our contracts would have a material adverse effect on our business, results of operations and cash flows.

Our sales are predominantly derived from contracts with agencies of local governments. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. In order to sell to government entities, we may be required to obtain approval and/or certification by such government entities, and may require the maintenance of certain security clearances for facilities and employees, which can entail administrative time and effort possibly resulting in additional costs and delays. Additionally, such approval and/or certification processes may change, or more stringent processes may be developed, which may restrict our ability to continue to sell to government entities. Further, our sales, and results of operations, may be adversely affected by the curtailment of these governmental agencies’ use of technology, including curtailment due to governmental budget reductions. Governmental budgets available to purchase our software services and products could be negatively affected by several factors, including events we cannot foresee, such as local government budget shortfalls, federal and state government budget limitations resulting in the curtailment of grant programs that would otherwise cover the purchase of our services, current or future economic conditions, a change in spending priorities, and other related exigencies and contingencies. A significant decline in or redirection of local law enforcement expenditures in the future could result in a decrease to our sales, earnings and cash flows.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

Most of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted there under may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a cost-effective manner.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products and services.

From time to time, we might receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We may incur significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

The federal trademark “COPSYNC” is held by a third party. If the third party were to assert a trademark infringement claim against us, we could incur substantial costs and expenses in defending the claim and could be forced to relinquish our use of the “COPSYNC” mark and adopt a different trademark. This could cause a loss of the goodwill we have accumulated with respect to the sales of our products and services using the “COPSYNC” mark and could have a material adverse effect on our business and operating results.

RISK FACTORS RELATING TO OUR COMMON STOCK

We effected our 1-for-50 reverse stock split on October 14, 2015. The stock price of our common stock may decline the period following the reverse stock split.

We effected our 1-for-50 reverse stock split on October 14, 2015. We effectuated the reverse stock split in order to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum price requirements of The NASDAQ Capital Market. We cannot assure you that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of the reverse stock split.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the 1-for-50 reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we issued the following equity securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Note Conversions

On August 23, 2015, September 10, 2015, September 25, 2015, September 23, 2015 and September 28, 2015, we issued an aggregate of 30,100 shares of our common stock to ten persons upon the conversion of $296,596 of notes payable.  Such conversions were exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act based on our belief that the shares of common stock were exchanged by existing note holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the conversion.
Common Stock Issued to Vendors

On September 30, 2015, we issued an aggregate of 14,333 shares of our common stock to four persons as payment for $109,500 of invoices.  Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on our belief that our common stock was sold to a limited number of financially sophisticated persons that were given access to information relevant to their potential investment.  We had a substantive, pre-existing relationship with each of the persons and no general solicitation or advertising was involved.

Issuance of Private Placement Convertible Promissory Notes and Warrants

On July 14, 2015, July 23, 2015 and August 10, 2015 we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase our common stock to 30 persons.  Such issuances were exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D of the Securities Act based on our belief that the issuance of such securities did not involve any general solicitation or advertising, all of the purchasers were “accredited” investors and a notice filing on Form D was timely submitted to the Commission.

In connection with the private placement we also issued to the placement agent a warrant to purchase an aggregate of 28,320 shares of common stock on terms substantially similar to the warrants issued to the investors in the private placement.  Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on our belief that our common stock was sold to just to the placement agent who was given access to information relevant to its potential investment.  We had a substantive, pre-existing relationship with the placement agent and no general solicitation or advertising was involved.

Other Warrant Issuances

On September 9, 2015 we issued warrants to purchase an aggregate of 12,000 shares of our common stock at an exercise price of $8.50 per share to two persons.  Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on our belief that our common stock was sold to a limited number of financially sophisticated persons that were given access to information relevant to their potential investment.  We had a substantive, pre-existing relationship with each of the persons and no general solicitation or advertising was involved.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 9, 2015)

10.1
Form of Registration Right’s Agreement issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2015)

10.2
Form of Securities Purchase Agreement issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2015)

10.3	Form of Convertible Promissory Note issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2015)

10.4	Form of Stock Purchase Warrant issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2015)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: November 16, 2015	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer