Form 10-K
period 2015-12-31
COPsync, Inc.
filed 2016-03-30
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

001-37613
(Commission File Number)

COPSYNC, INC.
(Exact name of registrant as specified in its charter)
Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16415 Addison Road, Suite 300
Addison, Texas 75001
(Address of principal executive offices)

(972) 865-6192
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.0001 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2015, based on the $0.19 per share closing price for the registrant’s common stock on the OTC Markets Group Inc.’s QB Tier, was $25,319,455.

The number of shares of the registrant’s common stock outstanding as of March 21, 2016 was 8,675,760.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of COPsync, Inc.’s definitive 2016 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including:  any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements can be identified by such words and phrases as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “could be” or “anticipate” and other similar words and phrases.  Such forward-looking statements may be contained in the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this report.

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

ITEM 1.  BUSINESS

Overview

COPsync, Inc. (“COPsync,” the “Company,” “we,” “our” or “us”) operates what we believe to be the only real-time, law enforcement mobile data information system in the United States.  We refer to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed to:

•
Improve communication between and among law enforcement officers and agencies. Allow law enforcement officers to compile and share information, in real-time, via a common database accessible by all such officers on the COPsync Network, irrespective of agency jurisdiction;

•
Allow officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas, Mississippi and Massachusetts, (iii) the historical databases of our agency subscribers who have provided us with such access, (iv) certain Department of Homeland Security’s El Paso Intelligence Center (EPIC) information relating to persons crossing the United States – Mexico border, and (v) our COPsync Network database. As we continue to expand the scope of our operations to states others than noted above, we anticipate that we will be granted access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state and municipal agencies;

•
Allow dispatchers and officers to send, in real-time, BOLO (be on the lookout) and other alerts of child kidnappings, robberies, car thefts, police pursuits, and other crimes in progress to all officers on the COPsync Network, regardless of agency jurisdiction;

•
Allow officers to write citations, offense and crash reports and the like and electronically transmit, in real-time or near real-time, the information in those reports to the COPsync database and local court and agency databases;

•
Inform officers of outstanding Texas Class C misdemeanor warrants, in real-time, at the point of a traffic stop and allow the officers to issue a warning with respect to those warrants or, as a future enhancement, collect payment for those warrants using a credit card, through a specific feature enhancement to the COPsync Network often referred to as the WARRANTsync system.

The Homeland Security Act of 2002, which created the Department of Homeland Security, mandated that all U.S. law enforcement agencies (federal, state and local) implement information sharing solutions, referred to as “interoperability.”  The COPsync Network offers this interoperability.  Prior to the introduction of the COPsync Network, significant information sharing among law enforcement agencies, regardless of agency jurisdiction, did not exist in the United States.  We believe that this lack of interoperability existed because law enforcement industry is fragmented, reportedly comprised of approximately 18,000 agencies across the U.S., and law enforcement software vendors maintain proprietary systems that are not intended to interface with systems of other vendors.  Our business model brings real-time information sharing, communication and data interoperability to as many law enforcement agencies as possible.

We also offer the COPsync911 threat-alert service for use in schools, hospitals, day care facilities, government office buildings and other facilities with a high level of concern about safety and security.  When used in schools, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center. The alert is activated with the mere click of an icon, from any computer within the facility and/or from any cell phone and other mobile devices associated with the facility.  A notification that an alert has been issued is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times in those circumstances when seconds count.

Once the alert is sent, a “crisis communication portal” is established among the person(s) sending the alert, the responding patrol vehicles and the local law enforcement 911 dispatch center. This allows the person(s) initiating the alert to silently communicate with responding officers and the 911 dispatch center about the nature of the threat, whether it is an active gunman, fire, suspicious person or other emergency. The crisis communication portal also provides a link to a diagram of the school/facility and a map to its location.

We also augment our other services with our own law enforcement in-car video system, named VidTac, and COURTsync, a court security and efficiency application, described below.

Number of Users and Corporate History

As of December 31, 2015, the total number of operational customers on the COPsync Network was 657, including 616 law enforcement agency customers and 847 subscribers to COPsync911. The reach of the COPsync Network is now especially broad in Texas with 525 law enforcement agencies, including 123 of the 254 sheriff’s offices in Texas.  Furthermore, we currently have at least one subscriber using the COPsync Network in approximately 79% of Texas counties.

To date, our COPsync Network service has successfully submitted, processed and relayed over 15,800,000 officer initiated information requests.  On average, our service is returning responses to our customers in less than 5 seconds, well within the 32 second average NCIC 2000 standard for mobile clients.

We were incorporated in Delaware in October 2006, and operated with nominal or no assets or operations until 2008.  We acquired the predecessor-in-interest to our business, PostInk Technology, LP, a Texas limited partnership, in April 2008 and began realizing revenues from operations in the fourth quarter of 2008.

Business Model

We deliver the COPsync Network and the COPsync911 threat alert service via a “software as a service” (SaaS), a subscription-based business model, whereby our customers subscribe to use the COPsync Network and the COPsync911 service for a specified term.  The subscription fees are typically paid annually at the inception of each year of service.  Our business model is: to obtain subscribers to use our services; achieve a high subscription renewal rate from those subscribers; and grow our revenue through a combination of acquiring new subscribers and obtaining renewals from existing subscribers.  Pertinent attributes of our business model include the following:

●	We have incurred and will continue to incur material research and development costs to continue to build out our infrastructure and add new features and functionality to our offerings.

●	We incurred start-up costs to establish our services and continue to incur recurring fixed costs to maintain our services.

●	We acquire subscribers and bring them onto our services, which requires variable acquisition costs related to sales, installation and deployment.

●	We recruit subscribers with the goal of reaching a level of aggregate subscriber payments that exceeds our fixed (and variable) recurring service costs.

●	We seek to maintain a high renewal rate among existing subscribers.

●	We augment these recurring revenues with product revenues from sales of our VidTac law enforcement in-car video system.

Assuming that we are successful in obtaining new subscribers of our services, as well as retaining high renewal rates of existing subscribers, we anticipate that the recurring nature of our subscription model will result in annually recurring, sustainable and predictable cash flow and revenue growth, year-over-year.  However, there is no assurance that we will be successful in implementing our business model and achieving our operational and financial objectives.

Our Products

COPsync Network

As described above, the COPsync Network is a real-time mobile information sharing and communication network.

Information Sharing Replaces Agency “Information Silos”

State and local law enforcement agencies traditionally operate in information “silos.”  Information about criminals and criminal activity known to one law enforcement agency is typically contained only in that particular agency’s database and is not shared or made known to other agencies, even those that are geographically proximate.  The only exceptions to these information silos are the FBI National Crime Information Center (NCIC) and each state’s law enforcement telecommunications system (LETS).  However, we believe that these available databases have limited value because they only provide adjudicated information, such as certain warrant issuances, convictions or prison sentences.  These databases do not provide non-adjudicated information, such as whether an individual has made a threat against law enforcement, is a known gang member, has been questioned for suspicious activity, or is known to carry a weapon.  Moreover, the NCIC and the LETS information is typically transmitted via radio from the local dispatch office for those agencies that do not have in-vehicle computers.

The COPsync Network gives patrol officers in-car, real-time, access to the adjudicated NCIC and LETS data, EPIC data, and non-adjudicated data from other agencies and officers using the COPsync Network, regardless of the type of computer infrastructure used by the other agencies.  We believe that we are the only provider in the United States whose primary business objective is to connect law enforcement agencies for this purpose.

Real-Time Communication Replacing Virtually No Communication Between Agencies

Today, patrol officers typically cannot communicate in real-time with officers from other agencies because their radios are not interoperable.  Thus, officers have no ability to advise other agencies in real-time of “officer needs assistance” situations, BOLOs, child abductions, robberies or other crimes in progress.

The COPsync Network allows agencies and officers to communicate with each other in real time through instant messaging (computer to computer) or SMS (computer to cell phone).  This feature enables the virtually instantaneous communication and transmission of information to an individual officer, agency, county, state or even the entire country – assuming the recipient is using the COPsync Network.

Electronic Tools Replacing Pen and Paper

Historically time-consuming processes associated with manually documenting traffic citations, arrest reports and the like have been replaced with COPsync’s 21st century electronic tools designed to replace pen and paper. These electronic tools are designed to automate this labor-intensive process and enhance patrol officer efficiency.  For example, the average DUI arrest in the State of Texas takes between 3.5 and 4.0 hours to process, in part because of the many required handwritten forms involved.  Using the COPsync Network, an officer can complete the paperwork for a DUI arrest in a fraction of the time.  Additionally, routine traffic stops can also be processed much quicker and citations can be electronically transmitted to the court records management system for processing using the COPsync Network.

COPsync911 Threat Alert Service

As described above, the COPsync911 threat alert service enables persons to instantly and silently send emergency alerts directly to the five closest law enforcement officers in their patrol vehicles and the local 911 dispatch center with the mere click of an icon.  Features of the COPsync911 threat alert service include:

•	Persons can send emergency alerts directly to the five closest law enforcement officers’ dashboard computers while simultaneously alerting the 911 law enforcement dispatch center.

•	Text alerts are simultaneously sent to others within the targeted location and all officers in the area that subscribe to the COPsync Network.

•
Once triggered, a crisis communication portal is established among the person sending the alert, the local 911 dispatch center and the responding officers – all within the span of approximately two seconds.

•	This crisis communication portal enables all parties to communicate directly and in real-time as the responding officers make their way to the scene.

•
Subsequent alerts sent from the scene by others are automatically added to the initial crisis communication portal, thus providing law enforcement responders real-time situational awareness information.

•	Responding officers are able to view a diagram of the school or other facility and a map of its physical location through the crisis communication portal.

COURTsync System

The COURTsync service enables judges and court personnel to instantly send emergency alerts directly to the closest law enforcement officers in their patrol vehicles and to the local 911 dispatch center, from any computer within the facility. Court personnel are also able to query federal law enforcement databases and databases pertaining to officer safety and dangerous persons. The COURTsync system ensures a new level of protection for judges and court personnel via the following features:

• In the event of a courthouse threat, panic alerts can be activated via Microsoft Windows court computers or mobile device and sent directly to the five geographically closest officers in their patrol cars.

• The alerts simultaneously inform the 9-1-1 dispatch center, which allows unified communication among 9-1-1 dispatch, the court, officers, EMS and fire department.

• Court personnel are able to query federal law enforcement databases and databases pertaining to officer safety and dangerous persons.

Additionally, COURTsync utilizes our WARRANTsync system to give patrol officers utilizing our COPsync Network access to Class C warrant information from the court, enabling them to collect warrant fees for the court. The WARRANTsync warrant notification/clearing system module includes the following features:

• Audibly informs the officer of outstanding Class C warrants after the officer runs a driver’s license during a routine traffic stop.

• Sends a message to the court-designated warrant custodian to verify that the Class C warrant is still valid, with information then relayed back to the officer.

• Allows the officer to issue a warning or make an arrest for the outstanding Class C warrant, and in the future the service will provide the officer the option to collect fines and fees for the warrant as permitted by Texas HB 121 in 2015.

VidTac In-Vehicle Video System

Software Driven, Digital In-car Video System

We believe that our VidTac in-vehicle video system is the nation’s only 100% digital, high performance, software-driven video system designed for law enforcement.  Typical in-vehicle video systems are “hardware centric” DVR-based systems.  The video capture, compression and encryption of the video stream is all performed by the DVR.  High-end digital DVR-based systems are expensive, with an estimated price in excess of $5,000 per system.  These DVR-based video systems are typically replaced, at the same expensive price point every three to four years as new patrol vehicles are placed into service.

We believe that our VidTac system is price advantageous vis-a-vis other high-end video systems, since we are offering the VidTac system at a much lower price than the average price of the DVR-based video systems.   Moreover, since our system is software based, most maintenance fixes and updates can be automatically “pushed” to the users, thus avoiding the need for an on-site maintenance visit in many cases.

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

Research and Development

Total research and development expenses for the years ended December 31, 2015 and 2014 were $1,616,744 and $1,825,786, respectively.  The decrease between years was principally due to our decision to cut-back on the scalability project in the second quarter of 2015 because of financial constraints.  The expenses incurred in 2015 as well as 2014 were principally devoted to the continued development and refinement of our COPsync911 threat alert service, our VidTac system, and development efforts to enhance the scalability of our COPsync Network and COPsync911 service offerings.  COPsync911 was launched in the second quarter of 2013.  In 2016, we anticipate these expenses increasing as we redeploy additional resources to our scalability program involving our COPsync Network and COPsync911 service offerings.

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

Although there are a number of vendors providing records management, jail management, court management and computer aided dispatch technology systems to law enforcement agencies, we do not view these vendors as our competitors, since our objective is not to interfere with their customer relationship or replace them.  Our objective is to provide their customers with the platform needed to connect to other law enforcement agencies.  We aspire to be the vendor that connects all law enforcement agencies, regardless of vendor.

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

There are many in-vehicle law enforcement video system vendors, including Coban, Digital Ally, MobileVision, Motorola, and Watchguard Video, whose products compete with our VidTac product offering.  We believe that we will be able to capture a reasonable share of the law enforcement in-vehicle video market with our VidTac product due to the following attributes, among others:

•	Our VidTac system possesses features and functionality that other existing video systems do not possess.

•	We are offering our VidTac system at a much lower price point than the average price of the competing DVR-based video systems.

•
Since our system is software based, most maintenance fixes and updates can be automatically “pushed” to the users, thus avoiding the need for the delay and inconvenience of on-site maintenance or the return of the system for repair.

Intellectual Property

We hold a patent (patent no. 9,047,768) entitled, “Method, System and Computer Program for Law Enforcement,” which is utilized in the COPsync Network. This patent, which expires in August 2032, is for a method performed by an information handling system comprising a network connection for communicating information about at least one subject, wherein the subject includes at least one of a subject vehicle or a subject person. We also hold a patent (patent no. 9,143,670) entitled, “Video Capturing System Including Two Independent Image Sensors,” which is utilized in our VidTac product. This patent is for an in-vehicle video system comprising a forward-looking camera system that includes two independent image sensors and associated digital signal processors for processing imagery received from the respective independent image sensors. We also have three pending patents in application.

The federal trademark “COPSYNC” is held by a third party, but we dispute the validity of the registered holder’s rights in the mark. If the third party were to assert a trademark infringement claim against us, we could incur substantial costs and expenses of defending the claim and could be forced to relinquish our use of the “COPSYNC” mark and adopt a different trademark. This could cause a loss of the goodwill we have accumulated with respect to the sales of our products and services using the “COPSYNC” mark. We do, however, hold a Texas trademark registration for the mark “COPSYNC,” which expires in May 2018, and can be renewed for subsequent five-year terms as long as the mark remains in use. We also have a trademark registration application pending with the State of Texas for the mark “COPSYNC 911.” Additionally, we hold federal trademark registrations for the marks “VIDTAC” and “WARRANTSYNC,” which expire in December 2022 and January 2024, respectively, and can be renewed for subsequent ten-year terms as long as the marks remain in use.

Employees

We had 48 full-time employees as of March 15, 2016, a substantial majority of whom are non-management personnel.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and believe that we have satisfactory employee relations.

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

We have incurred operating losses since our inception, including a reported net loss of $6,414,230 and $4,223,467 for our fiscal year ended December 31, 2015 and December 31, 2014, respectively. Cash used in operating activities for the fiscal year ended December 31, 2015 was $3,354,898. In fiscal 2014, we used $2,900,870 of cash in our operating activities. We expect to continue to incur operating losses through at least fiscal 2016. As of December 31, 2015, we had an accumulated deficit of $29,987,131, cash and cash equivalents of $8,295,310, working capital of $5,059,800 and stockholders’ equity of $3,757,069. To date, we have funded our operations principally through the sale of our capital stock and debt instruments, as well as contributions of capital to our predecessor, and cash generated from operations. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We may require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new equity financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2015, we had cash and cash equivalents of $8,295,310, working capital of $5,059,800 and an accumulated deficit of $29,987,131. While we closed a $10.6 million underwritten public offering on November 18, 2015, our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Our key vendors have accommodated us by extending payment terms for our outstanding accounts payables, but we cannot assure you that these accommodations will continue. If our key vendors begin demanding standard payment terms, we may not be able to pay our accounts payable in a timely fashion, and we may lose our relationships with our key vendors.

We may be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

We cannot predict our future results because we have a limited operating history.

Our predecessor, which began our business, was formed in January 2005. We began realizing revenues from operations in the fourth quarter of 2008. Given our limited operating history, it may be difficult for you to evaluate our performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company. These uncertainties include:

•	our ability to market and sell the COPsync Network and other products for a profit;

•	our ability to recruit and retain skilled personnel; and

•	our evolving business model.

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

Because our software services and products, and the environments in which they operate, are complex, our software and products may contain errors that can be detected at any point in its lifecycle. While we continually test our services and products for errors, errors may be found at any time in the future. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our services and products, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation. Additionally, because our services and products support or rely on other systems and applications, any software or hardware errors or bugs in these systems or applications may result in errors in the performance of our service or products, and it may be difficult or impossible to determine where the error resides.

We may not be competitive, and increased competition could seriously harm our business.

Relative to us, some of our current competitors or potential competitors of our COPsync 911 threat alert service, COURTsync service or VidTac in-vehicle video system may have one or more of the following advantages:

·	longer operating histories;
·	greater financial, technical, marketing, sales and other resources;
·	positive cash flows from operations;
·	greater name recognition;
·	a broader range of products to offer;
·	a larger installed base of customers; and
·	competitive product pricing.

Although no single competitive factor is dominant, current and potential competitors of our COPsync 911 threat alert service, COURTsync service or VidTac in-vehicle video system may establish cooperative relationships among themselves or with third parties to enhance their offerings that are competitive with our products and services, which may result in increased competition. Although to date we have not identified any direct competitors for our COPsync Network, competitors may develop in the future and such competitors may have greater resources or name recognition than we currently enjoy. As a result of these and other factors, we may be unable to compete successfully with our existing or new competitors.

Sales to most of our target customers involve long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

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

Additionally, many of our services and products are designed for the law enforcement community, which requires us to maintain a sales force that understands the needs of this profession, engages in extensive negotiations and provides high-level support to complete sales. If we do not successfully market our services and products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

Our products, offerings and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

We collect and retain large volumes of criminal justice information, including law enforcement telemetry data, non-adjudicated criminal justice information and other personally identifiable information that our various products and systems collect, process, summarize and report. The integrity and protection of our data is critical to our business and our customers have the expectation that we will adequately protect this information. The federal Criminal Justice Information Security (CJIS) Policy and additional requirements imposed on us by the law enforcement industry pertaining to information security and privacy are increasingly demanding and continue to evolve. Maintaining compliance with these requirements may increase our operating costs and adversely impact our ability to release new products and services to our customers. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of our data, which could harm our reputation or result in remedial and other costs, fines or lawsuits. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We have obtained “key person” life insurance policies covering two of our employees.

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Ronald A. Woessner, our chief executive officer, Russell Chaney, our founder and a member of the board, and Shane Rapp, our founder and president. If Messrs. Woessner, Chaney or Rapp, or any other key members of our management team, leave our employment, our business could suffer and the share price of our common stock and warrants would likely decline. Although we have entered into an employment agreement with each of Messrs. Chaney and Rapp, either of them may voluntarily terminate his services at any time. We do not currently have an employment agreement with Mr. Woessner and do not expect to enter into such agreement.

Furthermore, our sales success is dependent on our sales leadership and our sales representatives. We continue to experience turnover in our sales organization, including at the executive level. Our current senior sales executive is relatively new to the company. In 2014 and 2015, we hired new sales personnel to fill various vacancies and increased the size of our sales team. Our current sales team is less experienced in the law enforcement space than our previous sales team. Consequently, our sales volumes could suffer until our new sales personnel become fully integrated.

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

We may become involved in litigation which could harm the value of our business.

Because of the nature of our business, there is a risk of litigation from customers, suppliers, employees, partners, stockholders and others. Litigation can cause us to incur substantial expenses whether or not we prevail, which will add to our costs and may affect the capital available for our operations. An increase in our costs may cause us to increase the prices we charge for our products and services, which may lead  our customers to seek alternatives to our products. In such event, our revenues will decrease and we may be forced to curtail our operations.

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

We have a total of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for issuance. As of December 31, 2015, we had 41,637,097 shares of common stock and 900,000 shares of preferred stock available for issuance. As of December 31, 2015, we had reserved 4,817,198 shares of our common stock for issuance upon the exercise of outstanding options and warrants, 2,000 shares of our common stock for issuance upon conversion of outstanding shares of our preferred stock, 2,728 shares of our common stock upon conversion of an outstanding convertible note, 260,206 shares of our common stock to be issued for a series of conversions involving Series B Preferred Stock and Notes Payable, as well as stock grants issued to third-party service providers. Additionally, we have 157,900 additional shares available for future grants under our stock incentive plan. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also undertake acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

There may not be an active market for shares of our common stock, and we can provide no assurance that our common stock will continue to meet NASDAQ listing requirements, which may cause our shares to trade at a discount and may make it difficult for you to sell your shares.

Our common stock is listed on The NASDAQ Capital Market under the symbol “COYN.” However, no assurance can be given that an active trading market for our common stock will develop and continue. As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock and warrants.

If we are unable to continue to meet NASDAQ listing requirements, our common stock could be delisted from The NASDAQ Capital Market. If our common stock were to be delisted from The NASDAQ Capital Market, our common stock could continue to trade on the OTCQB or similar marketplace following any delisting from The NASDAQ Capital Market. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Our stock could be subject to volatility.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

·	actual or anticipated fluctuations in our quarterly and annual results;
·	changes in market valuations of companies in our industry;
·
announcements by us or our competitors of new strategies, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that may affect our prospects;

·	shortfalls in our operating results from levels forecasted by company management;
·	additions or departures of our key personnel;
·	sales of our capital stock in the future;
·	liquidity or cash flow constraints; and
·	fluctuations in stock market prices and volume, which are particularly common for the securities of emerging technology companies, such as us.

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock. We may pay dividends in the future at the discretion of our board of directors. We are restricted from paying dividends on our common stock unless a dividend is paid on our Series A Preferred Stock in an amount equal to the amount of the dividends for all shares of our common stock into which each such share of Series A Preferred Stock could then be converted. We are unlikely to pay dividends at any time in the foreseeable future; rather, we are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

At December 31, 2015, our principal properties consisted of a leased facility in the Dallas area (approximately 7,000 square feet), where our research and development, sales and marketing, finance and administrative functions are located and a leased facility in New Braunfels, Texas (approximately 2,500 square feet), where our customer support and operational activities are located.  The Dallas area location is subject to a sixty-three-month lease expiring on November 30, 2020.  The New Braunfels facility is subject to a fifty-one-month lease expiring on August 31, 2018.  We believe our present facilities are adequate for our foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.  From time-to-time we anticipate we will be involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise.  The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements.  We could be forced to incur material expenses with respect to these legal proceedings, and in the event there is an outcome that is adverse to us, our financial position and prospects could be harmed.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Beginning on November 13, 2015, our common stock began trading on The NASDAQ Capital Market under the symbols “COYN.” We have one class of common stock and one class of preferred stock.

Prior to November 13, 2015, our common stock was quoted on the OTCQB maintained by the OTC Market Group Inc. under the symbol “COYN.”  At that time, we had one class of common stock and two classes of preferred stock.

The following table shows the high and low sales price of our common stock on The NASDAQ Capital Market and high and low bids on the OTCQB prior to November 13, 2015 for each quarterly period during our fiscal years ended December 31, 2015 and 2014. The following high and low prices have been adjusted retroactively to reflect a 1-for-50 reverse stock split that we effected on October 15, 2015.

	Price Range
Quarter Ending	High	Low
December 31, 2015	$8.50	1.54
September 30, 2015	$9.50	8.50
June 30, 2015	$9.50	8.50
March 31, 2015	$21.00	9.50
December 31, 2014	$22.50	17.50
September 30, 2014	$24.00	8.00
June 30, 2014	$10.00	4.50
March 31, 2014	$5.00	4.00

As of March 21, 2016, there were 235 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our board of directors may consider appropriate. We are restricted from paying dividends on our common stock unless a dividend is paid on our Series A Preferred Stock in an amount equal to the amount of the dividends for all shares of our common stock into which each such share of Series A Preferred Stock could then be converted. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 15, 2015 we issued warrants to purchase an aggregate of 327,327 shares of our common stock, at an exercise price of $3.125, to 26 investors to replace warrants we previously issued to investors to purchase 200,307 shares of our common stock at an exercise price of $7.50. The original warrants were issued in a private placement exempt from registration under Rule 506, pursuant to which we entered into a registration rights agreement with the investors (the “Registration Rights Agreement”). In consideration for the additional warrants and reduction of the exercise price, the investors agreed to amend the Registration Rights Agreement to extend the deadline for us to register their shares and the shares issuable upon exercise of their warrants. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act based on the warrants being issued to a limited number of financially sophisticated persons that were given access to information relevant to their decision. We had a substantive, pre-existing relationship with each of the persons and no general solicitation or advertising was involved.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

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

At December 31, 2015, the Company had cash and cash equivalents of $8,295,310, working capital of $5,059,800 and an accumulated deficit of $29,987,131.  The following factors are helping the Company manage its liquidity and enable it to progress its business towards cash-flow break-even, and ultimately profitability:

(1)  Relative to our new order bookings, we signed service agreements for approximately $4,551,000 in new orders for the twelve-month period ended December 31, 2015, compared to approximately $4,500,000 in new orders for the comparable period in 2014.

(2)  On November 13, 2015, the Company’s stock and warrants commenced trading on The NASDAQ Capital Market under the symbols COYN and COYNW, respectively.  On November 18, 2015, the Company announced the closing of an underwritten public offering of 3,028,572 shares of common stock, and warrants to purchase up to an aggregate of 3,028,572 shares of common stock, at an offering price of $3.49 per share and $0.01 per warrant.  The warrants are immediately exercisable, have a per share exercise price of $3.125, and expire five years from the date of issuance.  The gross proceeds to COPsync from this offering was approximately $10.6 million before deducting $1.1 million of costs for the underwriting discount and other estimated offering expenses.  The Company also granted the underwriters a 45-day option to purchase up to an aggregate of 454,286 additional shares of common stock and/or up to 454,286 additional warrants to cover over-allotments, if any, of which the underwriters exercised their rights to purchase 440,420 additional warrants.

(3) On July 14, 2015, July 23, 2015 and August 10, 2015 we closed a private placement, in which we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase Company common stock. The associated warrants have a per share exercise price of $3.125, are immediately exercisable for an aggregate of 527,634 shares of Company common stock, and expire five years from the date of issuance.

(4)  During 2015, a combination of debt instruments and vendor payables were converted into shares of the Company’s common stock, consisting of: (1) an aggregate principal amount of $895,101 of convertible debt being converted into 142,211 shares; (2) an aggregate principal amount of $675,250 of notes payable being converted into 139,364 shares; and (3) an aggregate amount of $236,265 of vendor payables being converted into 29,902 shares.

(5)  The Company continues to employ “just in time” principles in its procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.

(6)  We believe that we have the capability to reduce operating expenses, should circumstances warrant.

There can be no assurances that we will become cash flow positive and/or profitable without an additional infusion of capital. Further, there can be no assurances that such capital would be available on terms acceptable to us.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income (loss) from operations and net income (loss), as well as the value of certain assets and liabilities on our balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us.  Company management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  We evaluate our estimates on a regular basis and make changes accordingly.  Senior management has discussed the development, selection and disclosure of these estimates.  Actual results may materially differ from these estimates under different assumptions or conditions.  If actual results were to materially differ from these estimates, the resulting changes could have a material adverse effect on our financial condition.

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

Our most common sales are:

1) for new customers – a multiple-element arrangement involving (a) the subscription fee, (b) integration of the COPsync software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training and (c) if applicable, software integration services for enhanced service offerings; and

2) for our existing customers – the subscription fees for the annual renewal of an agency’s COPsync subscription service, upon the completion of the agency’s previous subscription period.

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

Revenue specific to hardware is recognized once hardware has been delivered to the customer. Installation and/or officer training fees are recognized as revenue, if and when provided.  This policy represents a change in estimate in the amount of deferred revenue recognized on hardware sales.  Further, the hardware has to be useable by the customer for general business purposes and possibly unrelated to the COPsync service should they need to use the hardware for general businesses.  If the hardware is not useable, then no revenue recognition can be taken.  If a portion of the hardware has been installed at the end of the reporting period, then along with the hardware recognition, a prorated portion of the installation fees will be recognized as of the date of such installation.  Any remaining revenue items will be deferred until all of the hardware is finished being installed and officer training completed.  The warranty on third party hardware is provided by the manufacturer only.

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

The sale of the WARRANTsync and COPsync911 product offerings are reported in “software license/subscriptions revenues”.  The service for each of these products consist of two elements: (1) an integration element, and (2) a subscription element, both of which are recognized ratably over the service period upon customer acceptance.  WARRANTsync represents a very small portion of our revenues and could be viewed as an enhancement feature to the COPsync Network.

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

Fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific services and products to be delivered pursuant to the executed service agreement. Substantially all of our service agreements do not include rights of return or acceptance provisions.  To the extent that agreements contain such terms, we recognize revenue once the acceptance provisions or right of return lapses.  Payment terms to customers generally range from net “upon receipt of invoice” to “net 30 days from invoice date.”  Beginning in 2013, we adopted a policy of requesting customers purchasing a significant amount of hardware to prepay for the hardware at the time the equipment was ordered from our suppliers.  These prepayments are recorded on our balance sheet as current deferred revenues.

We assess the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and the past transaction history with the customer.  If the customer is not deemed credit worthy, we defer all revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. With the exception of sales to resellers, all of our customers are local or state governmental agencies.

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

We determine VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  Historically, the renewal rate has been equal to or slightly higher than the stated rate in the original contract; however, we have experienced in fiscal year 2015, a lower renewal rate for certain, renewing customers as a result of their budgetary constraints.  The renewal rate is administered on a customer-by-customer basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

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

For almost all of our new service agreements, as well as renewal agreements, billing and payment terms are agreed to up front or in advance of performance milestones.  These payments are initially recorded as deferred revenue and subsequently recognized as revenue as follows:

(1) Integration of our software and a hardware appliance (where the hardware and software work together to deliver the essential functionality of the service) to include related services for hardware installation and agency and officer set-up and training – immediately upon delivery.

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

We have not capitalized any of the software development efforts associated with our new product offerings, WARRANTsync, VidTac and COPsync911, because the time period between achieving technological feasibility and product release for these product offerings was very short.  As a result, the incurred costs have been recorded as research and development costs in years 2015 and 2014.

Results of Continuing Operations for the Years Ended December 31, 2015 and 2014

Revenues.

Total revenues for the years ended December 31, 2015 and 2014 were $6,133,412 and $5,910,328, respectively.  Total revenues are comprised of software license/subscription revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenue totaled $3,312,977 and $2,662,237 for the years ended December 31, 2015 and 2014, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, revenues from our COPsync911 service and increased revenue attributable to contract renewals and one-time service fees totaling $303,000 were derived from the sales of third party computer aided dispatch services.  Hardware, installation and other revenue totaled $2,820,435 and $3,248,091 for the years ended December 31, 2015 and 2014, respectively.  These revenues involved a certain number of hardware intensive contracts involving both new customers and existing customers electing to replace or update their computer equipment, plus sales of our VidTac product offering.  VidTac revenues were approximately $598,000 and $652,000 for the years ended December 31, 2015 and 2014, respectively.  We believe the year-over-year decrease in sales of VidTac units resulted principally from our relatively new and inexperienced sales team.  We believe that in fiscal year 2016 we will experience increased customer orders for our VidTac product as the sales team matures and as certain feature sets and enhancements are incorporated into the product later in the year.

Many of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon contract inception.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue during the service period.  As of December 31, 2015, we had $3,119,957 in deferred revenues, compared to $3,669,427 for 2014.  The decrease in deferred revenue resulted from the recognition of $303,000 of one-time service fees in 2015 from contractual payments we received in 2013. We do not believe our deferred revenues will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

We executed approximately 428 new service agreements (or contracts) in 2015, compared to approximately 347 new service agreements in 2014.  We expect to sign more new service agreements in 2016 than we did in 2015, primarily due to anticipated improvements in our sales staff.

Cost of Revenues and Gross Profit

The following is a summary of the cost of revenues and gross profit performances for the respective revenue types for the twelve month periods ended December 31, 2015 and 2014:

	For the twelve months ended December 31,
	2015		2014
	$	%	$	%

Hardware, installation and other revenues
Revenues	$2,820,435	100%	$3,248,091	100%
Cost of Revenues-hardware & other external costs	2,113,593	75%	2,332,922	73%
Cost of Revenues-internal costs	304,168	11%	238,437	7%
Total Gross Profit	$402,674	14%	$676,732	21%

Software license/subscription revenues
Revenues	$3,312,977	100%	$2,662,237	100%
Cost of Revenues-internal costs	1,427,927	43%	763,665	29%
Amortization of capitalized software development costs	-	0%	436,471	16%
Total Gross Profit	$1,885,050	57%	$1,462,101	55%

Total Company
Revenues	$6,133,412	100%	$5,910,328	100%
Cost of Revenues	3,845,688	63%	3,771,495	64%
Total Gross Profit	$2,287,724	37%	$2,138,833	36%

For the years ended December 31, 2015 and 2014, our total cost of revenues was $3,845,688 and $3,771,495, respectively.  As a result, we realized gross profits of $2,287,724 and $2,138,833, respectively, for the years ended December 31, 2015 and 2014.

Cost of revenues for hardware, installation and other revenues for the years ended December 31, 2015 and 2014 totaled $2,417,761 and $2,571,359, respectively.  Included in these cost of revenues are internal costs, which totaled $304,168 and $238,437 for the years ended December 31, 2015 and 2014, respectively.  The increase in internal costs between periods was due principally to increased headcount resulting from the increase in contracted hardware installations, particularly in the 2nd half of year 2015.  The total gross profit from hardware, installation and other revenue totaled $402,674 for the year ended December 31, 2015, compared to a gross profit of $676,732 for the comparable period in 2014.  This decrease in gross profit performance was due in part to an increase in grants and more aggressive pricing discounts on selected hardware items, increased cost of products and internal costs.

Cost of revenues for software license/subscription revenues for the years ended December 31, 2015 and 2014 were $1,427,927 and $1,200,130, respectively.  The increase of approximately $227,797 was due to increased internal costs representing our customer support team and web-hosting facilities.  The increased costs were driven by increased headcount and the cost of outside service providers needed to support the increased number of customers and services offered to our customers.  The resulting gross profit from software license/subscription revenues for years ended December 31, 2015 and 2014 was $1,885,050 and $1,462,101, respectively.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting are relatively flat.  In both 2015 and 2014, these internal costs increased because we added headcount and increased services to be provided by outside service providers to support the increased number of customers and new products.

Operating Expenses

Research and Development

Total research and development expenses for the years ended December 31, 2015 and 2014 were $1,616,744 and $1,825,786, respectively.  The decrease between years was principally due to our decision to cut-back on the scalability project in the second quarter of 2015 because of financial constraints.  The scalability project involves reviewing the topology and architecture of our software-based service offerings and making system changes that will assist in the rapid growth of our service offerings in states outside of Texas.  Additionally, the expenses incurred in 2015 as well as 2014 were principally devoted to the continued development and refinement of our COPsync911 threat alert service, our VidTac system, and development efforts to enhance the scalability of our COPsync Network and COPsync911 service offerings.

We anticipate these expenses increasing as we invest additional resources to migrate the entirety of our technology platform to the Microsoft Azure cloud, which, when completed, will provide us the ability to “scale” the business and service millions of users across the U.S.

Sales and Marketing

Total sales and marketing expenses for the years ended December 31, 2015 and 2014 were $2,225,212 and $1,408,659, respectively.  The $816,553 increase in these expenses consists principally of $429,577 for consultants used to help improve and expand COPsync’s sales effort, $386,075 for increases in personnel, to include salary increases and year-end commission accruals, a $35,287 increase for additional trade shows attended in 2015 versus 2014, partially offset by a $18,728 decrease in travel expenses due to reorganization of the sales team through more disciplined planning and travel, plus employee turn-over from time-to-time during the year which helped reduce the travel expenses.

We expect our sales and marketing expenses will increase in 2016, as we will be increasing our current staffing levels, both internal staffing as well as external consultants to increase sales outside the State of Texas.

 General and Administrative

Total general and administrative expenses for the years ended December 31, 2015 and 2014 were $2,471,896 and $2,960,262, respectively.  The $488,366 decrease in expenses was due principally to a $1,212,000 decrease in warrant expense for warrants granted to outside parties for services rendered in year 2014 and a $310,000 decrease in bad debt expense between 2015 and 2014, partially offset by increases of $565,000 in consultant fees, most of which involved the up-listing to The NASDAQ Capital Market; $300,000 for year-end management bonuses; $74,000 in travel expenses and $50,000 for increased miscellaneous departmental expenses.

We believe our general and administrative expenses for 2016 will remain relatively consistent with expense levels of 2015.

Other Income and Expense

For the year ended December 31, 2015, other expense totaled $2,388,102, consisting of $1,203,183 in direct and imputed interest expense, involving various debt instruments, $815,905 of costs for beneficial conversion features and 397,555 of losses on debt conversion relating to the conversion of convertible promissory notes, notes payable, warrant exercises and the conversion of Series B Preferred Stock, and is partially offset by $28,541 in interest income.

For the year ended December 31, 2014, other expense totaled $167,593, consisting of $177,293 in interest expense, partially offset by $9,700 in interest income.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of December 31, 2015, we had $8,295,310 in cash and cash equivalents, compared to $587,459 as of December 31, 2014.  The increase was due primarily to $11,080,068 net cash provided by financing activities, partially offset by $3,354,898 in net cash used in operating activities and $17,319 in net cash used in investing activities.  The net cash increase attributable to financing activities represents proceeds of $9,311,870 attributable to the Company’s listing on The NASDAQ Capital Market, $526,315 from the issuance of long-term notes payable, $600,000 from the issuance of short-term notes payable, $153,756 from the exercise of warrants for shares of our common stock, $1,596,753 net cash attributable to the Company’s private placement in the third quarter of 2015, $375,000 net cash received from the exercise of Series B warrants, partially offset by a $638,055 dividend paid to the Series B stockholders and payments on notes payable of $808,226.

We had working capital of $5,059,800 on December 31, 2015, compared to a deficit of $3,484,825 on December 31, 2014.  Included in the working capital on December 31, 2015, are current liabilities of $2,028,120 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the future costs of which we believe will not represent a majority of these current liabilities.

Plan of Operation for the Next Twelve Months

At December 31, 2015, the Company had cash and cash equivalents of $8,295,310, working capital of $5,059,800 and an accumulated deficit of $29,987,131.  The following factors are helping the Company manage its liquidity and enable it to progress its business towards cash-flow break-even, and ultimately profitability:

(1)  Relative to our new order bookings, we signed service agreements for approximately $4,551,000 in new orders for the twelve-month period ended December 31, 2015, compared to approximately $4,500,000 in new orders for the comparable period in 2014.

(2)  On November 13, 2015, the Company’s stock and warrants commenced trading on The NASDAQ Capital Market under the symbols COYN and COYNW, respectively.  On November 18, 2015, the Company announced the closing of an underwritten public offering of 3,028,572 shares of common stock, and warrants to purchase up to an aggregate of 3,028,572 shares of common stock, at an offering price of $3.49 per share and $0.01 per warrant.  The warrants have a per share exercise price of $3.125, are exercisable immediately, and expire five years from the date of issuance.  The gross proceeds to COPsync from this offering was approximately $10.6 million before deducting $1.1 million of costs for the underwriting discount and other estimated offering expenses.  The Company also granted the underwriters a 45-day option to purchase up to an aggregate of 454,286 additional shares of common stock and/or up to 454,286 additional warrants to cover over-allotments, if any, of which the underwriters exercised their rights to the additional shares of common stock.

(3) On July 14, 2015, July 23, 2015 and August 10, 2015 we closed a private placement, in which we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase Company common stock. The associated warrants are immediately exercisable at an exercise price of $3.125 per share for an aggregate of 527,634 shares of the Company’s common stock and expire five years from issuance.

(4)  During 2015, a combination of debt instruments and vendor payables were converted into shares of Company common stock, consisting of: an aggregate principal amount of $895,101 of convertible debt being converted into 142,211 shares, an aggregate principal amount of $675,250 of notes payable being converted into 139,364 shares and an aggregate amount of $236,265 of vendor payables being converted into 29,902 shares of Company common stock.

(5)  The Company continues to employ “just in time” principles in its procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.

(6)  We believe that we have the capability to reduce operating expenses, should circumstances warrant.

Based upon the above-listed factors, we believe we will have adequate cash resources for the next twelve months.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our obligations to make future payments pursuant to certain contracts or arrangements as of December 31, 2015, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	After 2020

Long-Term Debt Obligations	$441,016	$110,053	$225,647	$105,316	$-
Capital Lease Obligations	$28,128	$9,010	$19,118	$-	$-
Operating Lease Obligations	$652,525	$169,843	$275,500	$207,182	$-
Total Contractual Obligations	$1,121,669	$288,906	$520,265	$312,498	$-

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

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015.  Based upon that evaluation our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission by April 29, 2016, under “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission by April 29, 2016, under “Executive Compensation” and “Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission by April 29, 2016, under “Security Ownership of Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission by April 29, 2016, under “Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission by April 29, 2016 under “Proposal For Ratification of the Selection of Our Independent Registered Public Accounting Firm” and “Report of the Audit Committee.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Report:

(1)           Financial Statements:

 (2)        Schedules:

See financial statements and the accompanying notes.

(3)         Exhibits:

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: March 30, 2016	By:	/s/ Ronald A. Woessner
Ronald A. Woessner
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald A. Woessner	Chief Executive Officer and Director	March 30, 2016
Ronald A. Woessner	(Principal Executive Officer)

/s/ Barry W. Wilson	Chief Financial Officer	March 30, 2016
Barry W. Wilson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell Chaney	Chairman and Director	March 30, 2016
Russell Chaney

/s/ Shane Rapp	President and Director	March 30, 2016
Shane Rapp

	Director	March 30, 2016
Joel Hochberg

	Director	March 30, 2016
Joseph R. Alosa

/s/ Robert Harris	Director	March 30, 2016
Robert Harris

	Director	March 30, 2016
Brian K. Tuskan

/s/ Luisa Ingargiola	Director	March 30, 2016
Luisa Ingargiola

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation filed on September 2, 2009 (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009).
3.2
Certificate of Designations of Series B Convertible Preferred Stock filed on October 14, 2009 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

3.3
Certificate of Amendment to Certificate of Incorporation effective as of October 14, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on October 16, 2015).

3.4	Amended and Restated Bylaws (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2015).
4.1	Form of Common Stock Certificate (Incorporated by reference to Registrant’s Registration Statement on Form SB-2 (Registration No. 333-140320)).
10.1	Form of Three-Year COPsync, Inc. Promissory Note, originally issued in 2014 (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with Commission on November 11, 2014).
10.2	Form of Warrant to Purchase Common Stock (Cash Payment Exercise) (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with Commission on November 11, 2014).
10.3	Form of Warrant to Purchase Common Stock (Cashless Exercise) (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with Commission on November 11, 2014).
10.4	Form of Three-Year COPsync, Inc. Promissory Note, originally issued in 2015 (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2015).
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

10.7+
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between Russell D. Chaney and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.8+
Amended and Restated Executive Employment Agreement, dated April 29, 2009, by and between J. Shane Rapp and registrant (Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 20, 2009)

10.9+
Stock Restriction Agreement, dated as of August 27, 2010, by and between Ronald A. Woessner and registrant.  (Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2011).

10.10+
Form of Indemnification Agreement, dated as of October 14, 2009, by and between registrant and its officers and directors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2009).

10.11+	Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to registrant’s Registration Statement on Form S-8 (Registration No. 333-161882)).
10.12+	Amendment No. 1 to Registrant’s 2009 Long-Term Incentive Plan (Incorporated by reference to Registrant’s Information Statement in Schedule 14C, filed on March 2, 2015).
10.13	Form of Warrant, issued by the registrant to certain investors (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).
10.14	Form of Convertible Note, issued by the registrant to certain investors (Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2011).
10.15
Commercial Sublease Agreement with Addison Tower Investment Company LLC (entered into as of January 28, 2013) (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2015).

10.16
Commercial Lease Agreement with 1000 Walnut Limited, as amended on June 17, 2014 (originally executed on March 28, 2014) (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2015).

10.17	Advisory Agreement with Maxim Group LLC (entered into as of October 6, 2014) (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2015).

10.18
Form of Registration Rights Agreement issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2015).

10.19
Form of Securities Purchase Agreement issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2015).

10.20
Form of Convertible Promissory Note issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2015).

10.21
Form of Stock Purchase Warrant issued pursuant to the Company’s 2015 Private Placement Offering (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2015).

10.22	Warrant Agreement (Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 18, 2015).
10.23	Form of Warrant (included in Exhibit 10.22) (Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 18, 2015).
10.24	Form of Underwriter’s Warrant (included in Exhibit 1.1) (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2015).
10.25
Form of Series B Stock Conversion, Warrant Exercise and Investor Rights Agreement (Incorporated by reference to Registrant’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2015).

10.26	Form of Conversion and Exercise Notice (Incorporated by reference to Registrant’s Registration Statement on Form S-1/A filed with the Commission on October 29, 2015).
10.27	Underwriting Agreement dated November 18, 2015 (Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 18, 2015).
10.28	Form of Amendment to Registration Rights Agreement (Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Commission on December 18, 2015).
10.29	Form of Amendment to Warrant Agreement (Incorporated by reference to Registrant’s Registration Statement on Form S-1 filed with the Commission on December 18, 2015).
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Calculation Linkbase Documents
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

#	Filed herewith
+	Indicates a management contract or compensatory plan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
COPsync, Inc.:

We have audited the accompanying balance sheets of COPsync, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COPsync, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP March 30, 2016 Dallas, Texas

COPSYNC, INC.
Balance Sheets

ASSETS

	December 31, 2015	December 31, 2014

CURRENT ASSETS

Cash and cash equivalents	$8,295,310	$587,459
Accounts receivable, net	426,265	223,622
Inventories	484,695	246,077
Prepaid expenses and other current assets	543,949	270,148
Deferred loan costs	-	50,000

Total Current Assets	9,750,219	1,377,306

PROPERTY AND EQUIPMENT

Property and equipment	317,948	328,665
Less: accumulated depreciation	(193,760)	(152,789)

Net Property and Equipment	124,188	175,876

OTHER ASSETS

TOTAL ASSETS	$9,874,407	$1,553,182

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31, 2015	December 31, 2014

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,486,529	$1,526,612
Deferred revenues	2,028,120	2,526,990
Obligation under capital lease	9,010	7,632
Convertible notes payable, current portion	-	9,608
Three Year, 50% notes payable, net of $0 discount, current portion	40,500	121,500
Notes payable, current portion	126,260	669,789

Total Current Liabilities	4,690,419	4,862,131

LONG-TERM LIABILITIES

Deferred revenues	1,091,838	1,142,437
Obligation under capital lease	19,118	27,466
Convertible notes payable	30,000	389,178
Three Year, 50% notes payable, net of $15,000 discount, non-current portion	66,000	291,118
Notes payable, non-current portion	219,963	56,639

Total Long-Term Liabilities	1,426,919	1,906,838

Total Liabilities	6,117,338	6,768,969

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock, par value $0.0001 per share, 0 and 375,000 shares authorized; issued; and outstanding, respectively	-	37
Common stock, par value $0.0001 per share, 50,000,000 shares authorized; 8,362,903 and 4,037,049 issued and outstanding, respectively	837	404
Common stock to be issued, 260,206 and 6,000 shares, respectively	700,121	42,000
Additional paid-in-capital	33,043,232	17,650,034
Accumulated deficit	(29,987,131)	(22,908,272)

Total Stockholders' Equity (Deficit)	3,757,069	(5,215,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,874,407	$1,553,182

The accompanying notes are an integral part of these financial statements.

 COPSYNC, INC.
Statements of Operations

	For the Twelve Months Ended
	December 31,
	2015	2014

REVENUES

Hardware, installation and other revenues	$2,820,435	$3,248,091
Software license/subscription revenues	3,312,977	2,662,237

Total Revenues	6,133,412	5,910,328

COST OF REVENUES

Hardware and other costs	2,417,761	2,571,359
Software license/subscriptions	1,427,927	1,200,136

Total Cost of Revenues	3,845,688	3,771,495

GROSS PROFIT	2,287,724	2,138,833

OPERATING EXPENSES

Research and development	1,616,744	1,825,786
Sales and marketing	2,225,212	1,408,659
General and administrative	2,471,896	2,960,262

Total Operating Expenses	6,313,852	6,194,707

LOSS FROM OPERATIONS	(4,026,128)	(4,055,874)

OTHER INCOME (EXPENSE)

Interest income	28,541	9,700
Interest expense	(1,203,183)	(177,293)
Loss on debt conversion	(397,555)	-
Beneficial conversion feature expense	(815,905)	-

Total Other Expense	(2,388,102)	(167,593)

NET LOSS BEFORE INCOME TAXES	(6,414,230)	(4,223,467)

INCOME TAXES	-	-

NET LOSS	$(6,414,230)	$(4,223,467)

Series B preferred stock dividend	(38,692)	(33,693)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	(52,500)	(71,307)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,505,422)	$(4,328,467)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(1.43)	$(1.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	4,543,886	3,659,734

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC
Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2015 and 2014

								Common
							Common	Stock			Total
							Stock	Warrants	Additional		Shareholder
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	(Deficit)

Balance, January 1, 2014	100,000	$10	375,000	$37	3,500,290	$350	$1,500	$-	$13,727,123	$(18,651,112)	$(4,922,092)

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-	147,096	-	$147,096

Valuation of the vested portion of non-employee warrants	-	-	-	-	-	-	-	-	209,576	-	$209,576

Valuation of the vested portion of non-employee stock grants	-	-	-	-	50,000	5	-	-	1,049,995	-	$1,050,000

Common stock to be issued for cash at $5.00 per share from warrant exercises	-	-	-	-	-	-	-	480	-	-	$24,000

Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-	79,000	-	$79,000

Common stock issued for services at $5.00 per share	-	-	-	-	12,000	1	-	-	59,999	-	$60,000

Common stock issued for cash at $5.00 per share	-	-	-	-	424,862	43	-	-	2,084,072	-	$2,084,115

Common stock issued for cash at $5.00 per share from warrant exercises	-	-	-	-	4,800	0	-	-	24,000	-	$24,000

Common stock issued for cash at $10.00 per share from warrant exercises	-	-	-	-	2,000	0	-	-	20,000	-	$20,000

Common stock issued in conversion of notes payable and accrued interest at $5.00 per share	-	-	-	-	43,097	5	-	-	215,480	-	$215,485

Common stock to be issued for cash at $5.00 per share	-	-	-	-	-	-	330	-	-	-	$16,500

Series B Preferred stock- cumulative dividends	-	-	-	-	-	-	-	-	105,000	(105,000)	$-

Accretion of Beneficial Conversion Feature on Preferred Shares dividends issued in kind	-	-	-	-	-	-	-	-	(71,307)	71,307	$-

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(4,223,467)	$(4,223,467)

Balance, December 31, 2014	100,000	$10	375,000	$37	4,037,049	$404	$18,000	$24,000	$17,650,034	$(22,908,272)	$(5,215,787)

The accompanying notes are an integral part of these financial statements.

 COPSYNC, INC
Statements of Stockholders' Equity (Deficit) (Continued)
For the year ended December 31, 2015 and 2014

								Common
							Common	Stock			Total
							Stock	Warrants	Additional		Shareholder
	Preferred Stock A		Preferred Stock B		Common Stock		To Be	To Be	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	(Deficit)

Balance, January 1, 2015	100,000	$10	375,000	$37	4,037,049	$404	$18,000	$24,000	$17,650,034	$(22,908,272)	$(5,215,787)
											$-
Capital contributed/co-founders' forfeiture of contractual compensation	-	-	-	-	-	-	-	-	79,000	-	$79,000

Valuation of the vested portion of employee and non-employee stock options	-	-	-	-	-	-	-	-	182,114	-	$182,114

Valuation of Beneficial Conversion Feature (BCF) on 2015 convertible promissory notes	-	-	-	-	-	-	-	-	976,505	-	$976,505

Common stock issued for warrants exercised and current year deposits	-	-	-	-	21,298	2	(15,000)	(24,000)	180,988	-	$141,990

Valuation of the vested portion of non-employee warrants	-	-	-	-	-	-	-	-	114,757	-	$114,757

Common stock issued in conversion of notes payable and accrued interest	-	-	-	-	897,792	90	238,997	-	3,331,792	-	$3,570,879

Valuation of warrants exercisable at $20.00 per share issued in relationship to conversion of a note payable	-	-	-	-	-	-	-	-	130,231	-	$130,231

Valuation of warrants issued related to private placement	-	-	-	-	-	-	-	-	214,162	-	$214,162

Common stock issued to vendors and consultants for services rendered in lieu of cash	-	-	-	-	32,933	4	458,115		248,996	-	$707,115

Stock-related admin fees for Common stock issued	-	-	-	-	-	-	-	-	(4,146)	-	$(4,146)

Common stock issued in Uplist at $3.49 per share	-	-	-	-	3,028,572	303			10,569,413	-	$10,569,716

Warrants issued in Uplist at $0.01	-	-	-	-	-	-	-	-	34,338	-	$34,338

Conversion of preferred series B stock to common stock	-	-	(375,000)	(37)	225,000	23	9		5	-	$-

Preferred series B stock warrant exercise at $6.25	-	-	-	-	60,000	6	-	-	374,994	-	$375,000

Preferred series B stock incentive shares at $3.49	-	-	-	-	60,000	6	-	-	209,394	-	$209,400

Preferred series B stock interest	-	-	-	-	-	-	-	-	12,658	-	$12,658

Uplist costs	-	-	-	-	-	-	-	-	(1,288,038)	-	$(1,288,038)

Series B preferred stock - cumulative dividends	-	-	-	-	-	-	-	-	78,534	(78,534)	$-

Series B preferred stock - BCF cumulative dividends	-	-	-	-	-	-	-	-	(52,500)	52,500	$-

Series B preferred stock - dividend payment	-	-	-	-	-	-	-	-	-	(638,595)	$(638,595)

Reverse split adjustment	-	-	-	-	259	-	-	-	-	-	-

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(6,414,230)	$(6,414,230)

Balance, December 31, 2015	100,000	$10	-	$-	8,362,903	$837	$700,121	$-	$33,043,232	$(29,987,131)	$3,757,069

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,414,230)	$(4,223,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,221	47,393
Amortization of software costs	-	436,471
Amortization of beneficial conversion costs	815,905	-
Loss on Debt Conversion	397,555
Amortization of finance costs	736,138	-
Amortization of endorser agreements	117,048	-
Additional expense for granting options	182,114	147,097
Additional expense for granting warrants	114,757	-
Amortization of note discount	97,179	-
Inventory Obsolescence	20,000
Cost of performance based warrants issued for outside services rendered	-	209,576
Valuation of exercised warrants exercisable at $20.00	19,164
Cost of stock grant issued for outside services rendered	-	1,050,000
Discount on three-year, 50% notes payable	-	37,993
Capital contributed/co-founders' forfeiture of contractual compensation	79,000	79,000
Bad debt expense	(114,389)	185,864
Loss on asset disposals	1,780	(1,516)
Change in operating assets and liabilities:
Accounts receivable	(85,503)	(276,789)
Inventories	(258,618)	111,856
Prepaid expenses and other current assets	187,180	(57,146)
Deferred loan costs	50,000	(50,000)
Deferred revenues	(549,470)	(261,586)
Accounts payable and accrued expenses	1,196,271	(335,616)

Net Cash Used in Operating Activities	$(3,354,898)	$(2,900,870)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from asset disposals	4,000	2,500
Purchases of property and equipment	(21,319)	(51,233)

Net Cash Used in Investing Activities	$(17,319)	$(48,733)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	600,000	285,000
Proceeds from issuance of common stock for cash	-	2,084,115
Proceeds from common stock to be issued, net	-	40,500
Proceeds from convertible notes	526,315	-
Proceeds from the issuance of stock for warrant exercises	153,756	44,000
Proceeds from note-related advance	-	475,000
Proceeds from three-year, 50% notes payable	-	405,000
Proceeds from private placement	1,596,753	-
Proceeds from stock uplist, net of costs	9,311,870	-
Proceeds from preferred series B warrant exercise	375,000	-
Payments on three-year, 50% notes payable	(30,375)	(30,375)
Payment of preferred series B dividend	(638,055)	-
Payments on capitalized lease obligation	(6,970)	-
Payments on notes payable	(808,226)	(180,229)

Net Cash Provided by Financing Activities	$11,080,068	$3,123,011

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,707,851	173,408

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	587,459	414,051

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,295,310	$587,459

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)

	For the Twelve Months Ended
	December 31,
	2015	2014
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$201,861	$62,683
Cash paid for income tax	$10,922	$9,649

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Non-cash common stock to be issued 140,000 shares for consulting endorsement agreements	$453,850	$-
Issuance of common stock 60,000 shares for preferred series B incentive	$209,400	$-
Private placement issue costs and beneficial conversion feature	$662,912	$-
Issuance of 89,364 shares of common stock for and 31,036 shares to be issued for 3 year 50% notes payable	$372,922	$-
Issuance of 659,573 shares of common stock for private placement notes	$1,795,000
Issuance of 59,504 shares of common stock and 14,170 shares to be issued on note payable conversions	$1,653,624
Partial financing associated with the purchase of two fleet vehicles	$-	$49,503
Series B Preferred stock dividends	$-	$27,020
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$52,500	$71,307
Non-cash issuance of 0 and 12,000 shares of common stock, respectively, to third party for services performed and to be performed	$-	$60,000
Conversion of convertible notes into 0 and 43,097 shares of common stock, respectively	$-	$215,485
Financing of prepaid insurance policy	$-	$40,300
Insurance proceeds applied to outstanding bank loan	$-	$15,854
Capitalized lease involving two fleet vehicles	$-	$35,098

The accompanying notes are an integral part of these financial statements.

 COPSYNC, INC.
Notes to Financial Statements

NOTE 1 -       NATURE OF ORGANIZATION

The Company sells the COPsync Network service, which is a real-time, in-car information sharing, communication and data interoperability network for law enforcement agencies.  The COPsync Network service enables patrol officers to collect, report and share critical data in real-time at the point of incident and obtain instant access to various local, state and federal law enforcement databases.  The COPsync Network service also eliminates manual processes and increases officer productivity by enabling officers to electronically write tickets, process DUI and other arrests and document accidents and other incidents.  The Company believes that the COPsync Network service saves lives, reduces unsolved crimes and assists in apprehending criminals through such features like a nationwide officer safety alert system, GPS/auto vehicle location and distance-based alerts for crimes in progress, such as child abductions, bank robberies and police pursuits.  The Company has designed the COPsync Network to be “vendor neutral,” meaning it can be used with products and services offered by other law enforcement technology vendors.  Additionally, the COPsync Network system architecture is designed to scale nationwide.

In addition to the Company’s core COPsync Network service, the Company offers three complementary service/product offerings.  These offerings are: COPsync911, an emergency threat notification service; VidTac, an in-vehicle software-driven video camera system for law enforcement and fire departments; WARRANTsync, a statewide misdemeanor warrant clearing database; and COURTsync, a court security and efficiency application

The Company offers the COPsync911 threat alert, first introduced in the second quarter of 2013, for use in schools, hospitals, day care facilities, governmental office buildings and other facilities with a high level of concern about safety and security.  When used in schools, for example, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the five closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of a screen icon located on every Windows-based computer or any handheld device within the facility.  A text alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of potential danger.  The Company expects its COPsync911 service to reduce emergency law enforcement response times by five to seven minutes.

VidTac is a software-driven video system for law enforcement.  Traditional in-vehicle video systems are “hardware centric” DVR-based systems. The video capture, compression and encryption of the video stream is performed by the DVR.

The VidTac system is price advantageous vis-a-vis other high-end video systems, since the Company is offering it for sale at a much lower price point than the average price of DVR-based video systems.  Furthermore, for those agencies that have in-vehicle computers, the VidTac system eliminates the need for the agency to purchase a second computer, i.e., the DVR, and eliminates the need to replace this second (DVR) computer every three to four years as new patrol vehicles are placed into service.

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

The COURTsync system is designed to enable judges and court personnel to instantly send emergency alerts directly to the closest law enforcement officers in their patrol vehicles and to the local 911 dispatch center, from any computer within the facility. Court personnel are also able to query federal law enforcement databases and databases pertaining to officer safety and dangerous persons. Additionally, COURTsync utilizes our WARRANTsync system to give patrol officers utilizing our COPsync Network access to Class C warrant information from the court, enabling them to collect warrant fees for the court.

The Company sells its products primarily in Texas, Massachusetts, New Hampshire and Louisiana.

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

COPSYNC, INC.
Notes to Financial Statements

c.             Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.

The Company's cash and cash equivalents, at December 31st, consisted of the following:

	2015	2014
Cash in bank	$8,053,390	$586,469
Money market funds	241,920	990
Cash and cash equivalents	$8,295,310	$587,459

d.             Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Cash and cash equivalents are deposited in demand and money market accounts in two financial institutions in the United States. Accounts at financial institutions in the United States are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, the Company’s deposits or investments may exceed federally insured limits.  At December 31, 2015, the Company had approximately $7,797,000 at one financial institution in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

f.              Inventory

Inventory is stated at the lower of cost (determined using the first-in, first-out method) or market. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.  Total adjustments made in years 2015 or 2014 were $20,000 and zero, respectively.

g.             Deferred Loan Costs

At the beginning of 2014, the Company began the process of securing up to $2.0 million in funding pursuant to an EB-5 program, which originally had been expected to close before the close of 2014.  The EB-5 program is a program under which foreign nationals loan money to U.S. companies who are creating U.S. jobs.  Following the job creation, the foreign lenders receive U.S. “green cards”.  At December 31, 2014, the Company remained optimistic that it could successfully close this funding in fiscal 2015; however, it became apparent as the Company proceeded through fiscal year 2015 that this funding alternative would not become a reality for reasons beyond the Company’s control.

Related to the EB-5 program and on December 30, 2013, the Company executed an agreement with a third-party service provider to provide business, promotional, financial and EB-5 Regional Center consulting services.  For those services, the Company prepaid $50,000.  The prepayment was recorded as Prepaid Loan Costs on the balance sheet with the expectation it would be matched or netted against the expected funding from the completed EB-5 program by being charged, upon receipt of the funding, to general and administrative expense.

As a result of the Company’s decision to no longer pursue the EB-5 program, the $50,000 prepayment was charged to general and administrative expense in fiscal year 2015.

COPSYNC, INC.
Notes to Financial Statements

h.             Property and Equipment

The Company’s major classes of property and equipment are as follows:

	At December 31,
Classes of Depreciable Assets	2015	2014

Fleet Vehicles	$148,940	$174,094
Fleet Vehicles - Capitalized Lease	35,098	35,098
Furniture and Fixtures	10,467	10,467
Computer Hardware	86,508	72,070
Computer Software	36,935	36,936
Property and Equipment	$317,948	$328,665

Accumulated Depreciation	$(193,760)	$(152,789)

Net Property and Equipment	$124,188	$175,876

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging as follows:

Computer hardware/software	3 years
Fleet vehicles	5 years
Furniture and fixtures	5 to 7 years

Depreciation expense on property and equipment was $53,221 and $47,393 for the years ended December 31, 2015 and 2014, respectively.

i.              Leased Property & Obligation under Capital Lease

On December 22, 2014, the Company executed a forty-eight-month capital lease agreement with a third-party service provider for the lease of two vehicles.  The agreement requires monthly payments of $873 totaling $35,098 over the life of the lease and has a minimal buy-out option at the end of the lease.  Accordingly, both a lease property asset and obligation in the amount of $35,098 was reported as of December 31, 2014, with lease payments beginning in January 2015. At December 31, 2015, the lease property asset and obligation values were $26,324 and $28,128, respectively. Rent expense was $126,571 and $116,525 for the years ended December 31, 2015 and 2014, respectively.

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

k.             Software Development Costs

Certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.

COPSYNC, INC.
Notes to Financial Statements

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

The Company has not capitalized any of the software development efforts associated with its new product offerings, WARRANTsync, VidTac and COPsync911, because the time period between achieving technological feasibility and product release for both of these product offerings was very short.  As a result, the incurred costs have been recorded as research and development costs in years 2015 and 2014.

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

COPSYNC, INC.
Notes to Financial Statements

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

Revenue specific to hardware is recognized once hardware has been delivered to the customer. Installation and/or officer training fees are recognized as revenue, if and when provided.  This policy represents a change in estimate in the amount of deferred revenue recognized on hardware sales.  Further, the hardware has to be useable by the customer for general business purposes and possibly unrelated to the COPsync service should they need to use the hardware for general businesses.  If the hardware is not useable, then no revenue recognition can be taken.  If a portion of the hardware has been installed at the end of the reporting period, then along with the hardware recognition, a prorated portion of the installation fees will be recognized as of the date of such installation.  Any remaining revenue items will be deferred until all of the hardware is finished being installed and officer training completed.  The warranty on third party hardware is provided by the manufacturer only.

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

COPSYNC, INC.
Notes to Financial Statements

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

The Company determines VSOE for subscription fees for the initial contract period based upon the rate charged to customers on a stand-alone subscription service.  VSOE for renewal pricing is based upon the stated rate for the renewed subscription service, which is stated in the service agreement or contract entered into.  Historically, the renewal rate has been equal to or slightly higher than the stated rate in the original contract; however, we have experienced in fiscal year 2015, a lower renewal rate for certain, renewing customers as a result of their budgetary constraints.  The renewal rate is administered on a customer-by-customer basis.  Subscription fee revenue is recognized ratably over the life of the service agreement.

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

o.             Income Taxes

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).  The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The Company evaluated its tax positions and determined that there were no uncertain tax positions for the years ended December 31, 2015 and 2014.

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

COPSYNC, INC.
Notes to Financial Statements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for us beginning in 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

Recently Issued Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 Leases (Topic). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its balance sheet. For public companies, the ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted.  We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

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

s.             Advertising Costs

Advertising costs were $82,092 and $42,890 for years ended December 31, 2015 and 2014, respectively.  These costs are expensed when incurred.  Our advertising consists of tradeshows, social media, and targeted email communications.

t.             Accounts Receivable and Allowance for Doubtful Accounts

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivables. Our customers are primarily local, city and state governmental agencies.  The Company’s credit risk related to new contracts is minimized because the Company verifies the customer’s budgetary funds availability or approved outside financing alternatives specific to the contract at the time of contract acceptance.  With regards to renewal billings, the Company is proactive in reminding the customers to include in their upcoming budgetary planning the necessary funds to cover the renewal of the COPsync service.

COPSYNC, INC.
Notes to Financial Statements

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the outstanding account balances specific to identifiable customer accounts considered at risk or uncollectible based upon a customer-by-customer review.  At December 31, 2015, the Company established a $10,000 general allowance, which is directed towards receivables that are over sixty days of age and may be at risk of collection.  The expense associated with the allowance for doubtful accounts is recognized as general and administration expense.

NOTE 3 -       ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at December 31, consisted of the following:

	December 31,
Category	2015	2014

Trade receivables	$1,360,929	$1,101,279
Other receivables	26,360	53,227
Elimination of unpaid deferred revenue	(861,024)	(716,495)
Allowance for doubtful accounts	(100,000)	(214,389)

Total Accounts Receivable	$426,265	$223,622

To date, accounts receivable derived principally from revenue earned from end users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

Our trade receivables increased by approximately $260,000 principally due to: 1) an increase in contract revenue in the fourth quarter of 2015; 2) following the completion of the up-listing to the NASDAQ Capital Market, the Company relaxed its normal prepayment requirements on new hardware contracts and began procuring contracted equipment immediately upon contract execution (This did not increase our risk of collectability because the Company still confirmed the source of contract funding.); and 3) one of the Company’s reseller’s has experienced an increase in business activity and as a result is carrying a larger accounts receivable balance with the Company compared to past balances.

The Company’s other receivables generally consist of miscellaneous receivable activities.  At December 31, 2014, and in addition to the miscellaneous activities, the balance included $30,890 for the sale of two vehicles to a third party leasing company and $9,700 for interest charged against a specific customer’s outstanding receivables balance.

The elimination of the unpaid deferred revenue at December 31, 2014, represents those invoices issued for products and/or services not yet paid by the customer or services completed by the Company.  The elimination is made to prevent the “gross-up” effect on the Company’s balance sheet between accounts receivable and deferred revenues.

The Company’s allowance for doubtful accounts is based upon a review of outstanding receivables.  Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

At December 31, 2015, the $100,000 allowance consisted of a $90,000 specific reserve following a customer specific review of total receivables, and a $10,000 general, or non-specific, allowance, compared to a $214,389 specific allowance at December 31, 2014.  The decrease in the specific allowance is principally due to the elimination of the previously perceived risk involving a significant customer.  As of December 31, 2015, the Company established a $10,000 general allowance, which is directed towards receivables that are over sixty days of age and may be at risk of collection.

NOTE 4 -       INVENTORY

Inventory consisted of the following as of December 31:

	December 31,
Category	2015	2014

Finished goods	504,695	246,077
Obsolescence Allowance	(20,000)	-

Total Inventory	$484,695	$246,077

COPSYNC, INC.
Notes to Financial Statements

Total inventory at December 31, 2015 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s propriety VidTac product and its related components.  Generally, the Company procures hardware as a result of receiving a customer order.  The hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  The Company does not procure and inventory third party hardware for speculative selling.  Further, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

The approximate $239,000 increase in inventory between 2015 and 2014 is due principally to a $219,000 increase in VidTac-related inventory and $44,000 in finished inventory purchased for specific customer contracts to be installed in the first quarter of 2016.  The increase in VidTac-related inventory relates to a demand purchase order valued at $433,000 placed in December 2014 with the contract manufacturer for finished units to be delivered ratably in fiscal year 2015, beginning in May 2015.  This order was to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.

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

NOTE 5 -      PREPAID EXPENSES AND OTHER ASSETS

The Company's prepaid expenses and other assets at December 31, consisted of the following:

	December 31,
Category	2015	2014

Prepaid Insurance	$69,456	$44,101
Subscriptions	54,756	24,050
Vendor Prepayments	34,389	103,044
Deferred Valuation Expense Related To Endorser Agreements	353,802	-
Deferred Charges	31,546	98,953

Total Prepaid Expenses and Other Assets	$543,949	$270,148

Prepaid insurance pertains to various business insurance policies, the fees of which have been financed by a third-party service provider and are being paid over an eleven-month period.  This prepayment is amortized ratably over the twelve-month insurance coverage period.  The increase is due principally to the increase in premiums between years.

Subscriptions principally pertain to prepaid software support and web-hosting services provided by third-party service providers.  These prepayments are amortized into expense over the life of the specific service period.  The increase between fiscal years 2015 and 2014 is due to a combination of increased activity in fiscal year 2015, and timing of prepayments made during the respective time periods.

Vendor prepayments at December 31, 2014 primarily involved two vendors: (1) down-payments made to the Company’s contract manufacturer for new orders of the VidTac product, which were then applied on a unitized basis as credits on the vendor’s invoices when the finished product goes into finished goods inventory; and (2) a software engineering firm that provided ongoing services to the Company.  At December 31, 2015, there remained $8,663 in down-payments made to the contract manufacturer.  All of the prepayments involving the software engineering firm were charged to operating expenses in fiscal year 2015.

COPSYNC, INC.
Notes to Financial Statements

In November and December 2015, the Company entered into Endorsement Agreements whereby certain persons agreed to assist the Company with its brand recognition and sales efforts for COPsync products in pre-designated geographical areas (See Note 17). The value of the endorsement agreements was determined by using the stock price on the date of the respective agreements. This amount is being amortized to non-cash consulting expense over six months at the monthly rate of $100,048, beginning with December 2015.

Deferred charges pertain to off-the-shelf computer aided dispatch systems (“CAD”) purchased from two outside software services companies and delivered to 12 contracted customers as part of their respective, executed service agreement (or contract).  The contracts involved license fees for the CAD service over a four-year period commencing with the acceptance of the service, as well as one-time implementation fees specific to each agency.  The contracts were executed in early 2013 and the customers made prepayments totaling $406,216, which is reported in current deferred revenues.  In fourth quarter of 2015, it was deemed that all performance matters involving the contracts had been met for all but one of the contracted customers, and revenue recognition could be taken on the completed contracts.  As a result, all of the deferred charges except for $31,546 were matched against the recognized revenue and charged to cost of revenues for software license/subscriptions.

 NOTE 6 -      SOFTWARE DEVELOPMENT COSTS

Software development costs as of December 31, were as follows:

	December 31,
	2015	2014
Capitalized software development costs	$-	$2,724,082
Accumulated amortization	-	(1,847,274)
Sub-total	-	$876,808
Cumulative Impairment charge	-	(876,808)
Total	$-	$-

Amortization expense related to these costs was zero and $436,471 for the years ended December 31, 2015 and 2014, respectively.

NOTE 7 -       INCOME TAXES

As of December 31, 2015, the Company had federal net operating loss carry-forwards available to reduce taxable income of approximately $20,169,000.  The net operating loss carry-forwards expire between 2028 and 2034.

Deferred tax assets and liabilities at December 31, consist of the following:

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$6,857,600	$5,294,800

Total deferred tax assets	6,857,600	5,294,800

Valuation allowance	(6,857,600)	(5,294,800)
Net deferred tax assets	$-	$-

Income tax benefit differs from the expected statutory rate as follows:

	2015	2014
Expected federal income tax benefit	$(2,211,800)	$(1,471,700)
Stock expense	215,600	357,000
Stock option and warrant expense	70,900	121,300
Other	362,500	70,700
Change in valuation allowance	1,562,800	922,700
Income tax benefit	$–	$–

A full valuation allowance has been established for the Company's net deferred tax assets since the realization of such assets through the generation of future taxable income is uncertain.

COPSYNC, INC.
Notes to Financial Statements

Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses and tax credit carry-forwards may be impaired or limited in certain circumstances.  These circumstances include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period.

NOTE 8 -       NOTES PAYABLE (NON-CONVERTIBLE)

Notes payable as of December 31 consisted of the following:

	Collateral		Interest	Monthly		December 31,
Type	(If any)		Rate	Payments	Maturity	2015	2014

Bank	Autos	(2)	6.00%	$468	Jan. 2017	2,561	10,949
Bank	Autos	(2)	6.50%	$1,017	Jun. 2018	10,718	21,818
Bank	Autos	(2)	6.50%	$220	Jul. 2018	6,242	8,387
Bank	Autos	(2)	4.00%	$312	Mar. 2019	11,367	14,569
Bank	Autos	(2)	4.00%	$254	Mar. 2019	-	11,893
Bank	Autos	(2)	4.00%	$346	May. 2019	13,254	16,790
Bank	Inventory	(2)(3)	11.47%	$5,465	Aug. 2019	238,623	-
Insurance		(1)	7.50%	$3,093	Nov. 2016	63,457	40,300
Demand Note		(7)	15.00%	$7,500	Apr. 2015	-	30,745
Demand Note	Inventory	(3)	16.00%	$-	Jun. 2015	-	313,477
Demand Note		(4)	-%	$-	Apr. 2015	-	7,500
Demand Note		(5)	12.9%	$-	Jul. 2015	-	250,000
Demand Note		(6)	16.70%	$-	Jun. 2015	106,500	412,618
Total notes payable						$452,723	$1,139,046
Less: Current portion						$(173,510)	$(791,289)

Long-term portion						$279,213	$347,757

Future principal payments on long-term debt are as follows:

2017	135,914
2018	59,733
2019	83,566
2020 & thereafter	-
Total	$279,213

 For the twelve-month period ended December 31 2015, the Company incurred the following increase in notes payable:

(1)
The Company executed two eleven-month notes payable pertaining to the Company’s business insurance coverages: one in the amount of $2,761 in December for inland marine, general and product liability risk exposures; and a second one in the amount of $60,696 in December and for directors’ and officers’ insurance.  Both notes call for monthly payments of principal and have an interest rate of 7.5% per annum.

For the twelve-month period ended December 31 2015, the Company recognized the following decreases in notes payable:

(2)	The Company made principal payments of $145,863 on various installment auto loans.

(3)	The Company converted a demand note bearing interest at 16% to an installment note with an interest rate of 11%, both secured by inventory.

(4)	The demand note was used to partially pay for the exercise of a warrant to purchase 2,000 shares of the Company’s common stock at $5.00 per share.

(5)	A note holder converted its note into 50,000 shares of the Company’s common stock at $5.00 per share.

(6)
Note payments totaled $30,375 for the year.  6 of the 8 note holders converted 100% of their notes and the remaining 2 had partial conversions for 89,364 shares at $3.49 per share with an attached warrant to each share with an exercise price of $3.125.

(7)
The Company made four monthly principal and interest payments of $7,028 on a $60,000 short-term promissory note payable executed on July 11, 2014 in favor of a third-party financier for the purpose of procuring VidTac products. The note matured on April 11, 2015.

COPSYNC, INC.
Notes to Financial Statements

Other activities involving the Company’s notes payable occurring during the twelve-month period ended December 31, 2015 are as follows:

During 2015, the Company executed $600,000 of bridge loans with varying interest rates. All bridge loans, including interest of $108,016, were paid in 2015.

For the twelve-month period ended December 31 2014, the Company incurred the following increases in notes payable:

(1)	The Company executed three five-year bank notes, with total principal of $49,503 and an interest rate of 4.0% per annum, for the purchase of three automobiles to be used in sales and operations.

(2)
The Company executed two eleven-month notes payable pertaining to the Company’s business insurance coverages: one in the amount of $27,963 in February and for inland marine, general and product liability risk exposures; and a second one in the amount of $40,300 in December and for director and officers’ insurance.  Both notes call for monthly payments of principal and have an interest rate of 7.5% per annum.

(3)
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

(4)
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

(5)
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

(6)
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

For the twelve-month period ended December 31 2014, the Company recognized the following decreases in notes payable:

(7)
In the third quarter of 2014, one of the Company’s financed automobiles was involved in an accident, and sustained sufficient damage whereby the insurance company determined the vehicle to be a total loss.  The insurance company subsequently issued a payment to the Company in the amount of $15,844 for its loss.  The payment was applied in full to the related bank loan.

(8)
In 2014, the Company made principal payments of $131,582, primarily through scheduled monthly payments on notes payable that financed the Company’s business insurance policies and bank notes for automobile loans.

(9)
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

COPSYNC, INC.
Notes to Financial Statements

(10)	In the fourth quarter of 2014, the Company made the first six-month principal repayment in the aggregate of $30,375 to the eight investors who made loans to the Company as discussed above.

Other activities involving the Company’s notes payable occurring during the twelve-month period ended December 31, 2014 are as follows:

(11)
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

(12)
On February 3, 2014, the Company received a $475,000 loan from the City of Pharr, Texas.  The loan documents related to this loan have not been finalized at the date of this report, but the note is expected to bear interest at 8.0% per annum.  The loan principal amount is expected to be due in full on the earlier to occur of the 18-month anniversary of the loan or the receipt by the Company of $2.0 million in proceeds from an EB-5 visa funding arrangement the Company is pursuing.  The loan is expected to be secured by a first priority security interest in the Company’s accounts receivable.  The city is expected to also receive a modest percentage of the Company’s revenue, payable quarterly, with respect to contracts for the Company’s products and services with customers located in a specified territory in the southern portion of Texas, for a specified period of time.  Because the formal loan documents have not been executed as of the date of this report, the loan advance has been classified as an accrued expense on the Company’s balance sheet.

 NOTE 9 -       CONVERTIBLE NOTES PAYABLE

During 2015 the Company issued convertible notes in the aggregate of $526,315. During the year all but one convertible note holder exchanged their notes for shares of the Company’s common stock. The total amount converted, which includes current and prior year notes, was $895,101 at a per share conversion price ranging from $3.49 to $10.00. Interest was paid in cash to the respective note holders. The Company issued 121,543 shares of its common stock upon the conversion, including $902 of accrued interest.

For the twelve months ended December 31, 2014, holders of nine convertible notes elected to convert their notes into shares of the Company’s common stock.  The total principal amount of the converted notes was $215,378.  Accrued and unpaid interest for one convertible note in the amount of $107 was also converted into shares of the Company’s common stock.  Accrued and unpaid interest for the other eight convertible notes was paid in cash to the note holders.  As a result of these conversions, the Company issued a total of 43,097 shares of its common stock, at a conversion price of $5.00 per share, pursuant to the terms of the notes.

At December 31, 2015, one convertible note was outstanding with a principal amount of $30,000. The note accrues interest at 2% per annum and is payable on a quarterly basis, has a term of three years and is convertible into 2,728 shares of the Company’s common stock at an exercise price of $11.00 per share.

The Company accrued interest on outstanding convertible notes in the amount of $151 and $16,341 for the years ended December 31, 2015 and 2014, respectively.

Convertible notes payable at December 31 are summarized as follows:

	December 31,	December 31,
	2015	2014
Total convertible notes payable	$398,786	$873,263
Plus: new notes	526,315	-
Less: note conversions	$895,101	$474,477

Convertible notes payable, net	$30,000	$398,786
Less: current portion	-	9,608

Convertible notes payable, net, long-term portion	$30,000	$389,178

COPSYNC, INC.
Notes to Financial Statements

NOTE 10 -       PRIVATE PLACEMENT CONVERTIBLE NOTES

On July 14, 2015, July 23, 2015 and August 10, 2015 the Company closed private placements, in which we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase common stock. The associated warrants are exercisable into an aggregate of 527,634 shares of the Company’s common stock, and are exercisable until 5 years from issuance. The notes have a stated interest rate of 8% and the company recognized an additional 16% related to the attached warrants. The exercise price of these warrants is $3.125 per share. The convertible promissory notes were subsequently converted into 659,523 shares of Company common stock following the Company’s closing of an underwritten public offering on November 18, 2015.

NOTE 11 -       PREFERRED STOCK

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

As a result of this private placement, the Company issued 375,000 shares of the Company’s newly designated Series B Preferred Stock.  The Series B Preferred Stock was convertible into a total of 300,000 shares of the Company’s common stock.  In addition, as part of the private placement, the Company granted warrants to purchase an aggregate of 60,000 shares of its common stock.

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

The warrants to purchase a total of 60,000 shares of the Company’s common stock granted in the private placement had an exercise price of $10.00 per share and were scheduled to expire on October 14, 2013.  During 2013, the Company extended the term of these warrants for an additional four years.  The fair value expense for this extension totaled $120,000, was determined using Black Scholes valuation techniques, and was reported in the Company’s Statement of Operations for fiscal 2013.  The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including, but not limited to: (i) stock dividends, stock splits or reverse stock splits; (ii) the payment of dividends on the common stock payable in shares of common stock or securities convertible into common stock; (iii) a recapitalization, reorganization or reclassification involving the common stock, or a consolidation or merger of the Company; or (iv) a liquidation or dissolution of the Company.

COPSYNC, INC.
Notes to Financial Statements

Also in connection with this private placement, the Company agreed to use its best efforts to effect a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants, upon the request of the holders of a majority of those shares after the second anniversary of the date of the private placement closing.  It also provided for the investors to have “piggyback” registration rights to include their shares in future registrations with the Securities and Exchange Commission by the Company of the issuance or sale of its securities.  The investor’s right to request a registration or inclusion of shares in a registration terminates on the date that such investor may immediately sell all of the shares of common stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the warrants under Rule 144 or Rule 145 promulgated under the Securities Act.  The agreement also granted to the investors a right of first refusal to purchase all, but not less than all, of certain new securities the Company may, from time to time, propose to sell after the date of the private placement agreement, and also contains certain covenants relating to the Company’s Board of Directors and requiring the Company to retain patent counsel.

The Series B Preferred Stock (i) accrued dividends at a rate of 7.0% per annum, payable in preference to the common stock or any other capital stock of the Company, (ii) had a preference in liquidation, or deemed liquidation, to receive the initial investment in the Series B Preferred Stock, plus accrued and unpaid dividends, (iii) was convertible into 40 shares of the Company’s common stock, subject to adjustments for issuances by the Company of common stock at less than $5.00 per share, and (iv) had the right to elect one member of the Company’s Board of Directors.

For the year ended December 31, 2015, gross dividends on the Series B Preferred Stock were $91,192, consisting of $52,500 for accretion of the beneficial conversion feature on the preferred shares dividends issued in kind and $38,692 for net dividends.  For the year ended December 31, 2014, dividends on the Series B Preferred Stock were $105,000.  The Company recorded accrued accumulated dividends as of December 31, 2015 and 2014 of $0 and $546,863, respectively, on the Series B Preferred Stock.

Effective October 28, 2015, the Company entered into an agreement with the Series B stockholders (the “Conversion Agreement”) whereby they agreed to convert their shares of Series B Preferred Stock into shares of the Company’s common stock pursuant to the terms of the Series B Preferred Stock, exercise their warrants at an exercise price reduced from $10.00 per share to $6.25 per share in full for cash, terminate the Investors’ Rights Agreement and waive any rights they may have under such agreement.  In return, the Company agreed to amend their warrants to reduce the exercise price from $10.00 per share to $6.25 per share, issue the Series B stockholders an additional aggregate 60,000 shares of the Company’s common stock, pay aggregate accrued dividends of up to approximately $680,000 in cash within 30 days of the Company’s listing on The NASDAQ Capital Market and grant the Series B stockholders certain board and board observer rights.

On November 13, 2015 we issued 225,000 shares of our common stock, in the aggregate, upon the conversion of the Series B Preferred Stock and the exercise of Series B Warrants held by ten persons. Additionally, we issued an additional 60,000 shares of our common stock, in the aggregate, to the same ten persons upon such conversion. 75,000 shares of common stock, attributable to the conversion of Series B Preferred Stock, remain to be issued as of the date of this report, pending receipt of certain Series B certificates.

NOTE 12 -       COMMON STOCK

In September 2015, the Company’s Board of Directors unanimously approved a 1-for-50 reverse stock split (the “Reverse Stock Split”) of the Company’s authorized, issued and outstanding shares of common stock, par value $0.0001 per share. The Reverse Stock Split was previously approved by a majority of the Company’s shareholders by written consent on July 7, 2015.  The Company effected the Reverse Stock Split by filing a Certificate of Amendment (the “Amendment”) to the Company’s Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware.   The Reverse Split became effective as of 12:01 a.m. Eastern Time on October 14, 2015 (the “Effective Date”).  At the Effective Time, every 50 shares of Common Stock issued and outstanding were automatically combined into one share of issued and outstanding Common Stock, without any change in the par value.  The financial statements and related notes retrospectively reflect the effect of the 1-for-50 reverse stock split.

The Company effected the Reverse Stock Split in connection with its application to list its Common Stock and Warrants on the NASDAQ Capital Market. On November 13, 2015, the Company’s common stock and warrants commenced trading on the NASDAQ Capital Market under the symbols COYN and COYNW, respectively.

During 2015 the Company issued 4,325,854 shares of common stock as described below:

(1)	The Company issued 21,298 shares of Company common stock upon the exercise of prior year deposits of $39,000 and current year cash deposits of $141,990.

COPSYNC, INC.
Notes to Financial Statements

(2)	The Company issued 897,792 shares of Company common stock upon the conversion of notes payable of $3,570,879.

(3)	The Company issued 32,833 shares of Company common stock to vendors and consultants in lieu of cash for services valued at $707,115.

(4)	The Company issued 3,028,572 shares of Company common stock in connection with its listing to NASDAQ for proceeds of $10,569,413.

(5)	The Company issued 225,000 shares of Company common stock related to the conversion of 375,000 shares of Series B Preferred Stock. 75,000 shares of common stock remain to be issued.

(6)	The Company issued 60,000 shares of Company common stock on the exercise of the Series B holders’ warrant for $375,000.

(7)	The Company issued 60,000 shares of Company common stock to the Series B preferred share holders’ pursuant to the Conversion Agreement.

Also, the Company recorded contributed capital of $79,000 during 2015 and 2014 related to the forfeiture of contractual compensation involving the Company’s two co-founders.

For the twelve-month period ended December 31, 2014, the Company issued a total of 424,862 shares of common stock, along with warrants to purchase 87,573 shares of common stock, to investors for an aggregate cash purchase price of $2,124,310, or $5.00 per share purchased, net of $40,195 in related costs.  Warrants to purchase shares of the Company’s common stock provide a four-year term and a specified exercise price ranging from $5.00 to $22.50 per share.

During 2014, the Company also issued 12,000 shares of its common stock, and warrants to purchase 2,400 shares of its common stock (with an exercise price of $5.00 per share), in exchange for $60,000 of services, $31,835 of which services had been performed at the date of issuance and $28,165 of which had yet to be performed.  Those services were subsequently performed.

On October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for general financial advisory and investment banker services.  As a part of the agreement, the Company issued 47,500 shares of its common stock to the third party provider.  The recipient of the stock is required to hold the stock for a specified period of time.  The fair value of the stock grant was $997,500, determined by multiplying 47,500 shares times that day’s closing price of $21.00 per share.  This non-cash expense was recorded as general and administrative expense in the Company’s statement of operations.

Also on October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for advisory services.  Compensation for the agreement called for the Company to issue a 2,500 stock grant for vested shares of the Company’s common stock.  The recipient of the stock grant is required to hold the stock for a specified period of time.  The fair value of the stock grant was $52,500, determined by multiplying 2,500 shares times that day’s closing price of $21.00 per share.  This non-cash expense was recorded as general and administrative expense in the Company’s statement of operations.

The Company also issued 43,097 shares of its common stock upon the conversion of $215,485 in principal and accrued interest of outstanding convertible notes during the period (See Note 9).

The Company also issued 6,800 shares of its common stock upon the exercise of outstanding warrants, for an aggregate purchase price of $44,000, during the period (See Note 14).

NOTE 13 -       COMMON STOCK TO BE ISSUED

In the fourth quarter of 2015, the Company entered into several consulting and endorsement agreements, pursuant to which 140,000 shares of the Company’s common stock were issued in January 2016. The Company has yet to issue 90,206 shares of the Company’s common stock in connection with the Series B conversion because certain Series B stockholders have not yet surrendered their Series B stock certificate or returned other necessary documentation to the Company.

During fiscal year 2014, the Company received a deposit from an investor totaling $15,000 for the purchase of 3,000 shares of common stock and associated warrants.  The Company issued these shares in fiscal 2015 pursuant to an agreement between the investor and the Company.  The term of the warrants is four years, and the exercise price is $19.00 per share.  The warrants will have no value assigned to them because the warrants are being issued as a unit with the shares of common stock.  (See Note 14).

COPSYNC, INC.
Notes to Financial Statements

In September 2014, the Company received deposits totaling $24,000 from warrant holders for the purchase of 2,400 shares of common stock.  The exercise price of the warrants was $6.50 and $7.50 per share.

During fiscal years 2014 and 2013, the Company has received a series of small deposits from a single investor totaling $3,000 for the purchase of shares of common stock and warrants to purchase 600 shares of common stock.  The Company issued these shares in 2015.  The term of the warrants is four years, and the exercise price is $5.00 per share.  The warrants will have no value assigned to them because the warrants will be issued as a unit with common stock shares.

The following table provides a reconciliation of the transactions, number of shares and associated common stock values for the common stock to be issued at December 31, 2015 and December 31, 2014.

	At December 31, 2015		At December 31, 2014
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock to be issued at $5.00 per share	-	$3,000	3,600	$18,000
A stock deposit received for common stock to be issued at $10.00 per share	-	-	2,400	24,000
Series B conversion common stock to be issued	75,000	9	-	-
Note conversion common stock to be issued at $8.50 and $3.49 per share	45,206	238,997	-	-
Consulting and Endorsement agreement common stock to be issued at $6.50 and $2.50	140,000	458,115	-	-
			-	-

Total number of shares and value	260,206	$700,121	6,000	$42,000

NOTE 14 -       BASIC AND FULLY DILUTED LOSS PER SHARE

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

The Company's common stock equivalents, at December 31, consisted of the following and have not been included in the calculation because they are anti-dilutive:

	2015	2014
Convertible Notes Outstanding	2,728	82,126
Warrants Outstanding	4,575,098	447,436
Stock Options Outstanding	242,100	196,300
Common Stock to be Issued	260,206	6,000
Preferred Stock Outstanding	2,000	302,000
Dividends on Preferred Stock Outstanding	-	122,907

Total Common Stock Equivalents	5,082,132	1,156,769

 NOTE 15 -      OUTSTANDING WARRANTS

For the twelve-month period ended December 31 2015, warrant activity consisted of the following:

(1)   On November 18, 2015, the Company issued 291,634 additional warrants to purchase the Company’s common stock associated with the private placement that took place in the third quarter of 2015. The associated warrants are immediately exercisable at an exercise price of $3.125 per share and expire five years from date of issuance. We reported imputed interest of $84,960 for this transaction.

(2)   On November 18, 2015, the Company issued an aggregate of 3,468,992 warrants to purchase its common stock, consisting of 3,028,572 for the up-listing and 440,420 for an over-allotment. The associated warrants are immediately exercisable at an exercise price of $3.125 per share and expire five years from date of issuance.   No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares.

COPSYNC, INC.
Notes to Financial Statements

(3)   On November 18, 2015, the Company issued 89,364 warrants to purchase its common stock. The associated warrants are exercisable until 5 years from issuance. The associated warrants are immediately exercisable at an exercise price of $3.125 per share and expire five years from date of issuance. The warrants were associated with the complete or partial conversion of the Company’s three-year, 50% notes and involving eight note holders. No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares.

(4)   On November 18, 2015, the Company issued 121,144 warrants to purchase its common stock.  The associated warrants are immediately exercisable at an exercise price of $3.125 per share and expire five years from date of issuance. 22,229 warrants were issued to one of the Company’s co-underwriters and allocated to certain persons associated with that co-underwriter.  No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares.

(5)   On September 9, 2015, the Company’s Board of Directors approved the issuance of warrants to two third-party service providers for services provided for corporate advisory services.  The warrants are exercisable into an aggregate of 12,000 shares of the Company’s common stock, with an exercise price of $8.50 per share.  The term of the warrants is five years from date of issuance, with vesting occurring on the grant date, and containing a cashless exercise feature.  The fair value of the warrant is $84,049, as determined by using the Black Scholes valuation method.  This non-cash expense was recorded as a general and administrative expense in the Company’s Statement of Operations during the third quarter of 2015.

(6)   On July 14, 2015, July 23, 2015 and August 10, 2015 we closed a private placement, in which we issued $1,795,000, in the aggregate, of convertible promissory notes and warrants to purchase its common stock. The associated warrants are exercisable into an aggregate of 236,000 shares of the Company’s common stock, and are exercisable until 5 years from issuance. The exercise price of these warrants is $7.50 per share.   No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 10). In connection with the private placement we also issued to the placement agent a warrant to purchase an aggregate of 28,320 shares of common stock on terms substantially similar to the warrants issued to the investors in the private placement.  The fair value of the warrant is $214,162, as determined by using the Black Scholes valuation method.  This non-cash expense was recorded as a general and administrative expense in the Company’s Statement of Operations during the third quarter of 2015.

(7)   On June 19, 2015, the Company issued warrants to purchase 68 shares of the Company’s common stock, with an exercise price of $9.50 per share, in connection with the sale of 338 shares of its common stock for $1,690 in cash.  The term of the warrants is four years from date of issuance.  No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 12).

(8)   During the first quarter of 2015, the Company issued warrants to purchase in the aggregate 600 shares of the Company’s common stock, with an exercise price of $5.00 per share, in connection with the sale of 3,000 shares of its common stock in the aggregate for $15,000 in cash.  The investment involved three separate $5,000 cash deposits made by the investor in fiscal year 2014.  As a result, three warrants to purchase 200 shares of the Company’ common stock were issued with issuance dates commensurate with the respective cash receipt dates, which were August 4, 2014, August 22, 2014 and September 2, 2014.  The term of the warrants is four years from date of issuance.  No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 12).

(9)   On March 6, 2015, the Company issued warrants to purchase 200 shares of the Company’s common stock, with an exercise price of $19.00 per share, in connection with the sale of 1,000 shares of its common stock for 5,000 in cash involving a single investor.  The term of the warrants is four years from date of issuance.  No value was assigned to the warrants granted because the warrants were issued as a unit with common stock shares (See Note 12).

(10)  On February 6, 2015, the Company issued warrants to purchase 1,300 shares of the Company’s common stock, with an exercise price of $20.00 per share, in connection with the conversion of a $65,000 convertible note.  The term of the warrants is four years from date of issuance (See Note 12).

(11)  On March 23, 2015, the Company entered into a twelve-month consulting agreement with a third party service provider for comprehensive public relations services, with the service period beginning April 1, 2015.  Either party may cancel the agreement upon the submission of a written notice at any time during the twelve-month period.  Following the initial twelve-month period, the parties may renegotiate a new agreement.  On May 15 2015, the Company granted  a five-year warrant to purchase 6,000 shares of the Company’s common stock, at an exercise price of $11.00 per share to the service provider under the terms of the consulting agreement.  The warrants were granted on May 15, 2015 and vest in 12 equal monthly installments commencing June 15, 2015.  As of September 30, 2015, one-third of the warrants had vested.  The fair value of the warrant is $52,639, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded ratably as a general and administrative expense in the Company’s Statement of Operations during the twelve-month vesting period.

COPSYNC, INC.
Notes to Financial Statements

(12)  On September 16, 2014, the Company executed a six-month consulting agreement with a third party service provider for consulting services to introduce the Company to potential customers for its suite of products and services.  As a part of the agreement, the Company issued the service provider warrants to purchase 900 shares of the Company’s common stock at a price of $5.00 per share.  The warrants vest in tranches of 300 shares per qualifying event, all of which are outlined in the agreement.  Whatever portion of the warrants that are not vested on December 31, 2015 expire on that date.  The fair value of the warrants is $17,453, as determined by using the Black Scholes valuation method.  This non-cash expense will be recorded as a sales and marketing expense in the Company’s Statement of Operations on an allocated basis at the time when a specific qualifying event occurs.  These shares expired unexercised.

(13)  Warrants to purchase 4,800 shares of the Company’s common stock, with an exercise price of $10.00 per share, expired on March 31, 2015.  The warrants were held by seven warrant holders.

(14)  The Company issued 16,560 shares of its common stock upon the exercise of outstanding warrants during year 2015 for an aggregate purchase price of $155,300.

For the twelve-month period ended December 31 2014, warrant activity consisted of the following:

(1)   The Company issued warrants to purchase 87,573 shares of common stock in connection with the issuance of 424,862 shares of the Company’s common stock pursuant to new investments, for cash totaling $2,084,115, which is net of $40,195 in finder fees and related miscellaneous costs.  The term of the warrants is four years from the date of issuance, with a range of exercise prices between $5.00 and $22.50 per share of common stock. Normally, the warrant coverage is twenty percent of the number of shares of stock issued.  This is true for all of the above warrants issued except for two warrants: one, involving an individual investment for $500,000 made in exchange for 100,000 shares of common stock and warrants to purchase 25,000 shares of common stock (or twenty-five percent warrant coverage), with an exercise price of $10.00 per share and an optional, cashless exercise feature; and two, an individual investment in shares of the Company’s common stock for $120,000 where no warrants were issued.

(2)   The Company received deposits from two investors totaling $16,500 for the purchase of 3,300 shares of common stock and warrants to purchase 660 shares of common stock.  Most of these warrants will be issued in fiscal 2015 (See Note 12).

(3)   The Company issued four-year warrants to purchase 2,400 shares of the Company’s common stock (with an exercise price of $5.00 per share) in connection with the issuance of 12,000 shares of its common stock in exchange for $60,000 of services, $31,835 of which services had been performed and $28,165 of which had yet to be performed.  This non-cash transaction was recorded on the Company’s balance sheet as a debit to accounts payable and accrued expense for $31,835, representing outstanding vendor invoices to be paid, and prepaid expenses for $28,165, representing the value of services to be performed by the vendor.  Those services were subsequently performed in fiscal year 2014.  The term of the warrants is four years from date of issuance.  No value was assigned to the warrants granted during the nine-month period, thus no additional expense was recorded under the Black-Scholes option pricing model because the warrants were issued as a unit with common stock shares.

(4)   The Company issued warrants to purchase an aggregate of 145,167 shares of the Company’s common stock, at a price of $5.00 per share, to two outside consultants following their meeting specific performance metrics associated with growing the Company’s book of new business and/or securing additional capital or debt funding.  Each warrant specifies the individual tranches related to the specific metrics that must be achieved in order for the underlying shares to become exercisable.  The term of the two warrants is five years.  No valuation is determined for the respective tranches until the associated performance metric is achieved.  Warrants to purchase a total of 10,067 shares of common stock associated with these two agreements became exercisable during fiscal year 2014 as a result of one warrant holder achieving two specified metrics.  The fair value of the exercisable warrants totaled $42,231 and was determined by using the Black Scholes valuation method.  This non-cash expense was recorded as other expense in the Company’s statement of operations.

(5)   On October 1, 2014, the Company executed a six-month consulting agreement with a third party service provider for corporate advisory services.  As a part of the agreement, the Company issued 4,000 warrants to purchase shares of the Company’s common stock at price of $5.00 per share.  The term of warrant is five years from the date of issuance.  The fair value of the exercisable warrants totaled $83,673, determined by using the Black Scholes valuation method.  This non-cash expense was recorded as general and administrative expense in the Company’s statement of operations.

COPSYNC, INC.
Notes to Financial Statements

(6)   Also on October 1, 2014, the Company executed another six-month consulting agreement with a third party service provider for general financial advisory and investment banker services.  As a part of the agreement, the Company issued 4,000 warrants to purchase shares of the Company’s common stock at price of $5.00 per share.  The term of warrant is five years from the date of issuance.  The fair value of the exercisable warrants totaled $83,673, determined by using the Black Scholes valuation method.  This non-cash expense was recorded as general and administrative expense in the Company’s statement of operations.

(7)   A number of warrant holders elected to exercise warrants to purchase a total of 9,200 shares of the Company’s common stock at a weighted average exercise price of $7.50 per share of stock, or for a total value of $68,000.  The Company issued 6,800 of those shares for an aggregate purchase price of $44,000, during the period (See Note 11).  The remaining 2,400 shares of common stock will not be issued for a period of six months from the date of exercise at the request of the two warrant holders.  These shares are being reported as an element of common stock to be issued (See Note 12).

(8)   Warrants to purchase a total of 9,500 shares of common stock, held by two warrant holders, expired during the fiscal year 2014.

A summary of the status of the Company’s outstanding warrants and the changes during 2014 and 2015 is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding, January 1, 2014	220,997	$8.50

Granted	245,139	$7.50

Expired	(9,500)	$9.50
Exercised	(9,200)	$7.50

Outstanding, December 31, 2014	447,436	$8.00

Exercisable, December 31, 2014	312,336	$9.00

Granted	4,256,522	$3.47

Cancelled	(52,300)	$10.05
Expired	(76,560)	$6.93

Outstanding, December 31, 2015	4,575,098	$3.74

Exercisable, December 31, 2015	4,435,098	$3.69

The following is a summary of outstanding and exercisable warrants at December 31, 2015:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 12/31/15	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 12/31/15	Weighted Average Exercise Price
$3.13 - 5.00	3,971,134	4.80	$3.13	3,971,134	$3.16
$5.00	238,352	2.27	$5.00	102,352	$5.00
$6.50 - 9.50	284,068	4.52	$7.55	284,068	$7.55
10.00 - 22.50	81,544	2.79	12,58	77,544	12.66

$3.13 - 22.50	4,575,098	4.62	$3.70	4,435,088	$3.65

COPSYNC, INC.
Notes to Financial Statements

NOTE 16 -     EMPLOYEE OPTIONS

At December 31, 2015, the Company has a stock-based compensation plan, the 2009 Long Term Incentive Plan, as amended (the “Plan”).

The Plan was adopted by the Board of Directors on September 2, 2009 and approved by stockholders on July 27, 2009. Under the Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 200,000 shares of common stock authorized for issuance under the Plan. In December 2014, the Board of Directors authorized an additional 200,000 shares under the Plan, for which the Company obtained approval from a majority of the Company’s shareholders via written consent on February 9, 2015.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years. As of December 31, 2015, options to purchase 242,100 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 175,131 shares were exercisable, with a weighted average exercise price of $4.99 per share.

For the twelve-month period ended December 31, 2015, the Company granted options to purchase 48,600 shares of its common stock with a weighted average exercise price of $4.02 per share.  Of the total options granted, options to purchase 4,600 shares were granted to four outside directors, each of whom received a set number of options as part of their annual compensation for serving on the Company’s Board of Directors, and options to purchase 40,000 shares were granted to one member of executive management and 4,000 shares were granted to a single non-management employee.  The total value of these stock options, utilizing the Black Scholes valuation method, was $195,559.  The term of the stock options is ten years, with three-year vesting, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

Share-based compensation expense is based on the estimated grant date fair value of the portion of share-based payment awards that are ultimately expected to vest during the period.  The grant date fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model.  Historically and through the third quarter of 2013, forfeitures of share-based payment awards were reported when actual forfeitures occur. Beginning in the fourth quarter of 2013, the Company applied an estimated forfeiture rate of twenty-three percent to new stock option grants.  Beginning with the fourth quarter of 2014, the estimated forfeiture rate was changed to twenty-six percent.

As of December 31, 2015 and 2014, the Company recorded $182,114 and $147,097 in share-based compensation expenses, respectively.

The cash flows from tax benefits for deductions in excess of the compensation costs recognized for share-based payment awards would be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefits during the year ended December 31, 2015.

The summary activity under the Plan is as follows:

	December 31, 2015				December 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life

Outstanding at beginning of period	196,300	$5.50			167,500	$4.50
Granted	48,600	$4.95			49,500	$6.50
Exercised	–	$0.00			─	$0.00
Forfeited/ Cancelled	(2,800)	$3.50			(20,700)	$3.50

Outstanding at period end	242,100	$5.55	$-	1.50	196,300	$5.50	$3,268,799	1.50

Options vested and exercisable at period end	175,131	$4.99	$-	─	150,466	$4.50	$2,708,396	─

Weighted average grant-date fair value of options granted during the period	$4.02				$13.50

COPSYNC, INC.
Notes to Financial Statements

 The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$0.00 – $ 4.00	90,000	7.13	$3.15	50,000	$4.00
$4.50 – $ 21.00	146,300	6.51	$6.96	125,131	$5.39
	242.100			175,131

A summary of the status of the Company’s non-vested shares as of December 31, 2015 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	45,834	$10.00
Granted	48,600	$4.95
Forfeited	(2,800)	$3.73
Vested	(24,665)	$8.73
Non-vested	66,969	$6.34

As of December 31, 2015, there was approximately $425,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.  The intrinsic value of options vesting in year 2015 was zero.

During 2015, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.93%	-	2.32%
Expected life	10 years
Expected volatility	118%	-	122%
Dividend yield	0.0%

During 2014, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	2.07%	-	3.00%
Expected life	10 years
Expected volatility	120%	-	123%
Dividend yield	0.0%

NOTE 17 -     COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On November 21, 2015, the Company executed a twelve-month non-exclusive advisory agreement with a third party service provider for marketing advisory services.  Compensation for the services includes the issuance of 100,000 shares of common stock to be issued as follows:  25,000 upon execution of the agreement and 25,000 shares per quarter for the ensuing three quarters.  The first tranche was issued at $2.61 per share totaling $62,250 and amortized over the term covered.  The agreement shall continue until the earlier of twelve months after the effective date or termination in writing by either party.

In November 2015, the Company entered into Endorsement Agreements with ten endorsers that will assist the Company to enhance the Company’s brand recognition and sales efforts in pre-determined geographical areas. The term of these agreements are twelve months.  As compensation for their services, the endorsers were issued a pre-designated number of shares of the Company’s common stock, to be issued in two tranches, one upon execution of the agreement and the other within six months of the effective date of the agreement.

COPSYNC, INC.
Notes to Financial Statements

On August 12, 2015, the Company executed a twelve-month business development and marketing services agreement with a third party service provider.  The advisor’s compensation includes monthly payments of $4,500, as well as 20,000 shares of Company common stock with the initial 2,000 shares issued within sixty days following the execution of the agreement and the remaining shares issued on mutually agreed upon increments, subject to the advisor’s success in promoting and expanding the Company’s brand in pre-determined jurisdictions. The shares issued were valued at $8.50 per share and the $17,000 value expensed.  The Company has also agreed to pay a royalty fee and reimburse the consultant for reasonable travel and out-of-pocket expenses incurred with the performance of these services.

On July 21, 2014, the Company executed a six-month consulting agreement with a third party service provider for corporate advisory services.  After the six-month period is over, the agreement may be extended for an additional six-month period, provided either party may cancel the agreement upon the submission of a ten day written notice.  One element of compensation to the consultant is a $7,500 monthly payment.  Another element is the Company’s issuance of warrants to purchase 300,000 shares of the Company’s common stock (see Note 14).  Additionally, the agreement contains elements involving the Company’s indemnification of the consultant and future rights belonging to the consultant should the Company conduct future business with a party originally introduced to the Company by the consultant. In 2015, the monthly payment was increased to $15,000 for business development purposes as well as corporate advisory services.

On October 6, 2014, the Company executed a six-month consulting agreement with a third party service provider for general financial advisory and investment banker services.  After the six-month period ended, either party could cancel the agreement upon the submission of a thirty-day written notice.  One element of compensation to the consultant is a $5,000 non-refundable monthly payment.  The Company also agreed to reimburse the consultant for reasonable travel and other out-of-pocket expenses.  The Company also issued the consultant 47,500 shares of the Company’s common stock in 2014 (see Note 11).  Additionally, the agreement contains elements involving the Company’s indemnification of the consultant and future rights belonging to the consultant should the company become involved in a public offering.

Significant Purchase Orders

None.

In December 2014, the Company placed a demand purchase order for $433,000 with its contract manufacturer for VidTac finished units to be delivered ratably in fiscal year 2015, beginning in May 2015 (see Note 4).  This order was to cover forecasted demand for the product during the delivery period, as well as to accommodate the long-lead times required for procuring certain components from off-shore manufacturers.  The payment terms for this purchase order required a 10% down-payment at the time of order placement, followed by payment terms of Net 30 days from invoice date once the units are delivered to finished goods inventory. The remaining commitment value for this purchase order at December 31, 2015 was approximately $78,000.

Office Leases

At December 31, 2015, our principal properties consisted of a leased facility in the Dallas area (approximately 7,000 square feet), where our research and development, sales and marketing, finance and administrative functions are located and a leased facility in New Braunfels, Texas (approximately 2,500 square feet), where our customer support and operational activities are located.  The Dallas area location is subject to a sixty-three month lease expiring on November 30, 2020.  The New Braunfels facility is subject to a fifty-one month lease expiring on August 31, 2018.  We believe our present facilities are adequate for our foreseeable needs

We executed a 63-month lease for the Dallas area facility effective September 1, 2015 and calls for monthly lease payments of $7,641, plus electricity costs, with the first three month’s rent payments being waived. The monthly payments increase on an average of 4% per annum.

The lease for the New Braunfels facility is for fifty-one months, effective June 6, 2014, and calls for initial monthly lease payments of $2,906 with the first month’s rent being waived. At each yearly anniversary, the monthly payment increases approximately 7%.

Rent expense was $126,571 and $116,525 for the years ended December 31, 2015 and 2014, respectively.

Future annual lease payments as of December 31, 2015 are as follows:

	Total	2016	2017-2018	2019-2020	After 2020

Operating Lease Obligations	$652,525	$169,843	$275,500	$207,182	$-

COPSYNC, INC.
Notes to Financial Statements

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

Contingency

In 2014, the Company and the City of Pharr, Texas (Pharr) determined to enter into an economic development arrangement whereby COPsync would establish a call center in Pharr, and Pharr would loan the Company $850,000 in connection with the arrangement. The principal amount was expected to be due on the earlier of the eighteen-month anniversary of the loan or the receipt by the Company of $1.5 million in proceeds from an expected EB-5 funding arrangement the Company was pursuing.  Pharr advanced $475,000 to the Company, although loan documents were never executed.  The loan advance was reclassified to customer deposits at December 31, 2014.

The contemplated transaction, including the EB-5 funding, was never completed following a change in the leadership of the City of Pharr which informed COPsync in 2015 that it would not be proceeding with the economic development arrangement.  The Company has determined to repay the $475,000 advance/customer deposit by offsetting against it certain outstanding receivables due the Company from Pharr for COPsync Network service fees and out-of-pocket expenses incurred by the Company in connection with the contemplated EB-5 arrangement. After deducting these amounts, the net balance owed was $187,539 as of December 31, 2015, which was paid by the Company in the first quarter of 2016. The parties have not reached a definitive settlement agreement relating to this matter as of the date of this report, although the City of Pharr has objected to the deduction of the out-of-pocket expenses.

Other approval and adoption actions taken by the Company’s Board of Directors

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

NOTE 18 -     RELATED PARTY TRANSACTIONS

In November 2015, we entered into an agreement with our Series B stockholders, including Mr. Hochberg, our director. Pursuant to this agreement, we amended the terms of his warrant to reduce the exercise price from $10.00 per share to $6.25 per share in exchange for his present exercise of his warrant in full for cash. Additionally, as consideration for Mr. Hochberg agreeing to convert his shares of Series B Preferred Stock into shares of our common stock, terminate the Investors’ Rights Agreement and waive any rights he may have under such agreement, we agreed to issue to him an additional 23,750 shares of our common stock (in addition to the shares he received upon conversion of his Series B preferred stock and exercise of his Series B warrants) and pay accrued dividends on his shares of Series B Preferred Stock in cash within 30 days of listing on the NASDAQ. We paid Mr. Hochberg $202,324 on December 10, 2015, representing the accrued dividends on his shares of Series B Preferred Stock.

COPSYNC, INC.
Notes to Financial Statements

On August 28, 2015, the Company entered into a short-term loan arrangement with a third party, with the initial principal of such loan equal to $200,000. This short-term loan was for six-months and bore interest at a rate of 38.0% during the term of the loan. This loan was repaid on November 25, 2015.  Mr. Woessner, our chief executive officer, personally guaranteed this loan,

On June 29, 2015, the Company entered into a short-term loan arrangement with a third party, with the initial principal of such loan equal to $50,000. This short-term loan matured on October 29, 2015 and bore interest at a rate of 40.0% during the term of the loan. Ronald A. Woessner, our chief executive officer, personally guaranteed this loan.  This loan was repaid on August 12, 2015.

On June 11, 2015, the Company received a $50,000 advance from Joe Alosa, a member of the board, without accompanying paperwork.  The Company recorded the advance as a 90-day note, assuming 8% interest per annum.  The advance was subsequently documented between the two parties in October 2015.  The written terms included 1) 7% interest per annum, and 2) payment due within 30 days of the Company’s common stock commencing trading on the NASDAQ Capital Market.  This note was paid in full in November 2015.

On May 11, 2015, the Company entered into a short-term loan arrangement with a third party, with the initial principal of such loan equal to $300,000. This short-term loan matured on November 6, 2015 and bore interest at a rate of 35.0% during the term of the loan. This loan was repaid on August 19, 2015.  Mr. Woessner, our chief executive officer, personally guaranteed this loan.

On December 22, 2014, the Company executed a forty-eight-month capital lease agreement with a third-party service provider for the lease of two vehicles.  The agreement requires monthly payments of $873 totaling $35,098 over the life of the lease and has a minimal buy-out option at the end of the lease.  Accordingly, both a lease property asset and obligation in the amount of $35,098 was reported as of December 31, 2014, with lease payments beginning in January 2015. At December 31, 2015, the lease property asset and obligation values were $26,324 and $28,128, respectively.

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
Notes to Financial Statements

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

NOTE 19 -     SUBSEQUENT EVENTS

None.