Form 10-K/A
period 2015-12-31
COPsync, Inc.
filed 2016-04-29
CIK 1383154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No. 001-37613

COPSYNC, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0513637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16415 Addison Road, Suite 300, Addison, Texas	75001
(Address of Principal Executive Offices)	(Zip Code)

(972) 865-6192
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant ‘s common equity held by non-affiliates of the registrant at June 30, 2015, based on the $0.19 per share closing price for registrant’s common stock on the OTC Market Group Inc.’s QB Tier, was $25,319,455.

The number of shares of the registrant’s common stock outstanding as of April 25, 2016 was 8,675,760.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of COPsync, Inc. on Form 10-K/A (“Form 10-K/A”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission on March 30, 2016 (“Original Form 10-K”). This Form 10-K/A is being filed for the purpose of providing the information required by Part II and Part III of Form 10-K that was not included in the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

Unless the context otherwise requires, the terms “COPsync,” the “Company,” “we,” “us,” and “our” refer to COPsync, Inc.

PART II

Item 9B. Other Information

On December 29, 2015, the compensation committee approved the following base salary increases for each of our named executive officers, except for Mr. Chaney, effective January 1, 2016:

•	The base salary of Ronald A. Woessner, our Chief Executive Officer, increased by $70,000 to $250,000;

•	The base salary of Barry W. Wilson, our Chief Financial Officer, increased by $31,000 to $175,000; and

•	The base salary of J. Shane Rapp, our President, increased by $29,000 to $120,000.

Also, on December 29, 2015, our compensation committee approved the payment of a discretionary cash bonus to each of our named executive officers in the following amounts: Mr. Woessner $250,000; Mr. Wilson $50,000; Mr. Chaney $40,000; and Mr. Rapp $40,000. These cash bonuses were paid in January 2016, except for the bonus to Mr. Woessner, which was or will be paid in 2016 as follows: $150,000 in January, $50,000 in April and $50,000 in July. The compensation committee awarded these cash bonuses to acknowledge that our executive officers had not received an adjustment to their base salaries for several years and to reward their achievement of our successful uplisting to The NASDAQ Stock Market (“NASDAQ”).

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Our board of directors currently consists of eight members. Our amended and restated by-laws provide for the annual election of all directors.

Joseph R. Alosa, Sr.	Age: 76	Director Since: June 2011

Mr. Alosa was elected Chairman of the Board on September 9, 2015. Mr. Alosa has served as President and Chief Executive Officer of New England Kenworth, Patsy’s Inc. and Patsy’s Leasing Corp. (the “Patsy’s Companies”) and the Profile Group of Dealerships, all with corporate offices in Concord, New Hampshire. Since 1960, Mr. Alosa has operated more than a dozen successful transportation industry companies throughout New England and brings decades of business experience working with law enforcement agencies in the Northeast. He serves on numerous community and professional boards in New Hampshire and has served as a representative member of the New England Advisory Board for the Federal Reserve Bank of Boston. Mr. Alosa is an honors graduate of the Stanford Graduate School’s Executive Management Program.

We believe Mr. Alosa’s qualifications to serve on our board of directors include his leadership and experience in the transportation industry, his working with law enforcement agencies in the Northeast and his significant business and investment experience in general.

Russell D. Chaney	Age: 54	Director Since: April 2008

Mr. Chaney leads our business development and strategic alliance activities. Mr. Chaney previously served as our Chairman of the Board from April 2008 to September 2015 and as our Chief Executive Officer from April 2008 through October 1, 2010. Mr. Chaney also served as our Chief Financial Officer for most of that period. Prior to joining us, Mr. Chaney served as co-founder and Chief Executive Officer of PostInk Technology, LP (“PostInk”), our predecessor, from March 2003 until April 2008. Prior to founding PostInk, Mr. Chaney worked with eBay, Inc. from March 2003 until March 2004, serving the eBay Motors and CARad.com divisions, as well as Dean of Education for the eBay Motors University. Before joining eBay, Mr. Chaney served as co-founder and Chief Executive Officer of CARad.com until its acquisition by eBay in March 2003. Mr. Chaney completed his law enforcement training with San Antonio College in 1989 and immediately began serving as a Deputy Constable in Comal County, Texas, where he continues to serve. Mr. Chaney holds an Associate's Degree in Criminal Justice from Southwest Texas State University.

We believe Mr. Chaney’s qualifications to serve on our board of directors include his past positions with us as our Chief Executive Officer and Chief Financial Officer, his status as a co-founder of our business and his extensive experience in law enforcement.

Robert L. Harris	Age: 41	Director Since: November 2012

Mr. Harris is the Chief Executive Officer of Mainland Bank, in the Houston, Texas area, a position he has held since 2007. Since 2012, he has also been a principal at 824 Highway 3 Investments, L.P., an investment fund that holds an investment in our company.

We believe Mr. Harris’ qualifications to serve on our board of directors include his knowledge of economic trends influencing the industries he services as Chief Executive Officer of Mainland Bank, and his management skills involving financial operations.

Joel Hochberg	Age: 80	Director Since: October 2009

Mr. Hochberg was originally elected to our board of directors as the designee of our Series B preferred stock. Previously, Mr. Hochberg was the President of Rare Limited, a prominent software company in the video game industry, which was sold to Microsoft in 2004. After the sale of this company, Mr. Hochberg served as a consultant to Microsoft’s X-Box division for three years. Additionally, Mr. Hochberg served as the Vice President of Centuri, Inc. (formerly Allied Leisure Industries), a former public company and manufacturer of coin operated amusement devices. In addition to serving as a consultant and advisor to various businesses, Mr. Hochberg has been self-employed since December 2006.

We believe Mr. Hochberg’s qualifications to serve on our board of directors include his experience in the software industry, his significant business and investment experience in general, and his leadership of the investor group that invested in our Series B preferred stock.

Luisa Ingargiola	Age: 48	Director Since: February 2016

Ms. Ingargiola has served as the Chief Financial Officer, Secretary and Director of MagneGas Corporation (NASDAQ: MNGA), a waste to energy company that converts liquid waste into a hydrogen based fuel, since May 2007. Between 1992 and 2007, Ms. Ingargiola served in a variety of capacities at MetLife Insurance Company. Her responsibilities included, but were not limited to, budget implementation, expense and variance analysis and financial reporting. In 1990, she joined Boston Capital Partners as an Investment Advisor in their Limited Partnership Division, where she worked with investors and partners to report investment results, file tax forms, and recommend investments. Ms. Ingargiola graduated in 1989 from Boston University with a Bachelor’s Degree in Business Administration and a concentration in Finance. She earned her Master’s Degree from the University of South Florida in 1996.

We believe Ms. Ingargiola’s qualifications to serve on our board of directors include her financial management and reporting experience.

J. Shane Rapp	Age: 40	Director Since: April 2008

Mr. Rapp has served as our President since April 2008. Prior to joining us, Mr. Rapp served as co-founder and President of PostInk from March 2003 until April 2008. Prior to joining PostInk, Mr. Rapp served as co-founder and President of CARad.com from January 2000 until March 2003, where he managed CARad.com's Texas office and its employees. After CARad.com was acquired by eBay, Inc. in March 2003, Mr. Rapp served eBay's Automobile Dealers and Software Developers as an instrumental liaison. Mr. Rapp graduated from the San Antonio Police Academy in 1997. He then began serving as a Deputy Constable for Comal County, Texas. Mr. Rapp furthered his law enforcement education by obtaining a Texas Communications Officers Certification and a Texas Communications Officers Supervisors Certification. In 2004, Mr. Rapp was elected to the position of Constable for Precinct #4 in Comal County, Texas. Mr. Rapp continues to serve in that position.

We believe Mr. Rapp’s qualifications to serve on our board of directors include his position as our President, his status as a co-founder of our business and his extensive experience in law enforcement.

Brian K. Tuskan	Age: 50	Director Since: June 2015

Since 2001, Mr. Tuskan has served as the Senior Director of Security at Microsoft Corporation and has nearly three decades of experience in law enforcement and in the private sector. Prior to that, Mr. Tuskan served more than 12 years in law enforcement with the City of Redmond Police Department (Washington) and the Honolulu Police Department (Hawaii). He is also a subject matter expert in physical security technologies and security investigations, including major crimes, threat management/workplace violence mitigation, asset protection, fraud and theft. During his distinguished law enforcement career he served as a patrol officer, ATV specialized unit, SWAT tactical team member, criminal intelligence, undercover narcotics detective, major crimes detective and officer-in-charge. Mr. Tuskan holds a Criminal Justice degree from Wayland Baptist University, a Leadership Certificate from Georgetown University and is a graduate of the University of Washington (Foster School of Business) Executive Development Program. He serves on numerous councils and advisory boards including the Microsoft Worldwide Public Safety and Justice Advisory Council, the Security Strategy Group Advisory Board and the ASIS Leadership & Management Practices Council. Mr. Tuskan filed a petition for personal bankruptcy under Chapter 13 of the federal bankruptcy laws in May 2007, which was subsequently discharged in August 2012.

We believe Mr. Tuskan’s qualifications to serve on our board of directors include his extensive experience in law enforcement and security.

Ronald A. Woessner	Age: 59	Director Since: June 2011

Mr. Woessner was elected our Chief Executive Officer, effective October 1, 2010. Mr. Woessner has worked in a senior executive or legal capacity at publicly-held, start-up and emerging technology companies for more than twenty years. Prior to his appointment as our Chief Executive Officer in August 2010, Mr. Woessner worked with us in a consulting capacity. From 1998 until 2009, he served as Senior Vice President and General Counsel for Zix Corporation (NASDAQ: ZIXI), a subscription-based, encrypted email SaaS services provider that enables healthcare and financial institutions to comply with HIPAA and GLBA. Prior to that, he served as Vice President and General Counsel for Amtech Corporation (the predecessor-in-interest to Zix Corporation), a provider of RFID solutions for railroad car tracking and electronic toll collection installations, including the TOLLTAG system used throughout Texas, Oklahoma and other states, and the EZ-PASS system used in the New York, New Jersey and Pennsylvania areas. He was previously a corporate and securities attorney with the former Dallas-based law firm of Johnson & Swanson, P.C., where he specialized in public and private equity and debt financings, mergers and acquisitions, and leveraged buy-outs. Mr. Woessner is a magna cum laude graduate of the University of Minnesota law school and a summa cum laude graduate of Texas A&M University. He also holds a compliance and ethics professional certification from the Society of Corporate Compliance and Ethics and a director’s certification from the National Association of Corporate Directors (NACD). He is also a certified Toastmaster.

We believe Mr. Woessner’s qualifications to serve on our board of directors include his position as our Chief Executive Officer and his extensive experience in management of emerging technology companies and SaaS service providers.

Executive Officers

As of April 25, 2016, we were served by the following executive officers, each of whom was appointed by our board of directors:

Ronald A. Woessner became our Chief Executive Officer and Corporate Secretary in October 2010. Maria Fernandez became our Corporate Secretary on April 14, 2016, succeeding Mr. Woessner in this position. Further information about Mr. Woessner is set forth above.

J. Shane Rapp became our President in April 2008. Further information about Mr. Rapp is set forth above.

Barry W. Wilson, age 67, became our Chief Financial Officer in November 2010. Mr. Wilson has worked for more than 23 years in a variety of accounting and financial capacities at publicly-held, start-up and emerging technology companies. From May 2001 to August 2009, he served in various capacities for Zix Corporation (NASDAQ: ZIXI) most recently as Vice President of Accounting and Finance from November 2008 to August 2009 and Chief Financial Officer and Treasurer from November 2006 to October 2008. Mr. Wilson also served in various financial capacities with its predecessor-in-interest, Amtech Corporation. Mr. Wilson is a licensed certified public accountant with a degree in accounting from Point Park University, Pittsburgh, PA.

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission on a timely basis.

During the fiscal year ended December 31, 2015, all of our directors and executive officers timely complied with the filing requirements of Section 16(a) of the Exchange Act, except for Mr. Hochberg, who filed two reports late, disclosing one and three transactions, respectively, Mr. Woessner, who filed three reports late, each disclosing one transaction, and Messrs. Alosa, Chaney and Rapp, who each filed one report late disclosing one transaction. In making this statement, we have relied on copies of reports filed with Securities and Exchange Commission.

Code of Ethics

We have a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our code of business conduct and ethics on our website at http://ir.stockpr.com/copsync/governance-docs.  We will provide a printed copy of our code of business conduct and ethics, without charge, to any stockholder who requests it by contacting our Corporate Secretary at the following address: COPsync, Inc., 16415 Addison Road, Suite 300, Addison, Texas 75001.

We intend to post any amendments to or waivers from our code of business conduct and ethics on our website.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Ms. Ingargiola (Chair), Mr. Harris, Mr. Hochberg and Mr. Tuskan.

Our board of directors has determined that each member of the audit committee meets the requirements for financial literacy and is independent under the applicable rules and regulations of the Securities and Exchange Commission and NASDAQ . Our board of directors has also determined that Mr. Harris and Ms. Ingargiola each qualify as an “audit committee financial expert” as defined under the applicable rules of the Securities and Exchange Commission and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ.

Item 11.  Executive Compensation

As a smaller reporting company under the Exchange Act, we are providing the following executive and director compensation information in accordance with the scaled disclosure requirements of Regulation S-K.

 Named Executive Officers

For the fiscal year ended December 31, 2015, which we refer to as fiscal year 2015, in accordance with the executive compensation disclosure rules and regulations of the Securities and Exchange Commission for smaller reporting companies, we determined that the following officers were our named executive officers:

•	Ronald A. Woessner, our Chief Executive Officer

•	Barry W. Wilson, our Chief Financial Officer

•	Russell D. Chaney, our former Chairman of the Board

•	J. Shane Rupp, our President

Compensation Overview

Role of the Compensation Committee

The compensation committee is responsible for designing and implementing compensation programs that further the intent and purpose of our fundamental compensation philosophy, principles and objectives. The compensation committee is responsible for setting appropriate compensation levels for our named executive officers, and determining base salary, as well as cash and equity-based incentive awards for each of our named executive officers.

Role of Named Executive Officers in Compensation Decisions

Within the framework of the executive compensation programs approved by the compensation committee and based on management’s review of market competitive positions, our Chief Executive Officer reviews the performance of our other named executive officers and presents such performance information to the compensation committee. In addition, our Chief Executive Officer makes recommendations to the compensation committee with respect to the salary, cash incentive and equity-based incentive compensation paid to our other named executive officers. The compensation committee considers such performance information in determining each element of compensation for the other named executive officers. The compensation committee may use its discretion to determine whether to accept, reject or modify any adjustments to awards that may be recommended by our Chief Executive Officer. The compensation committee also reviews the performance of our Chief Executive Officer. Our Chief Executive Officer does not play any role with respect to any matter affecting his own compensation.

We are in the process of developing an executive compensation incentive program. We currently pay each of our named executive officers a base salary, which in the case of Messrs. Chaney and Rapp, is determined by their employment agreements with us. We currently pay cash bonuses and grant equity awards at the discretion of the compensation committee. Our compensation committee, which was established in September 2015, is currently evaluating our executive compensation program.

2015 Summary Compensation Table

The following table shows certain information about the compensation paid to our named executive officers for services rendered to us in all capacities during fiscal years 2015 and 2014.

		Salary	Bonus (1)	Option Award (2)	Total
Name and Principal Position	Year	($)	($)	($)	($)
Ronald A. Woessner	2015	$180,000	$250,000	$83,453	$513,453
Chief Executive Officer	2014	180,000	-	-	180,000
Barry W. Wilson	2015	144,000	50,000	-	194,000
Chief Financial Officer	2014	144,000	-	-	144,000
Russell D. Chaney	2015	120,000	40,000	-	160,000
Former Chairman of the Board	2014	120,000	-	-	120,000
J. Shane Rapp	2015	91,000	40,000	-	131,000
President	2014	91,000	-	-	91,000

(1)	See “2015 Bonuses” below for a description of cash bonuses paid during fiscal year 2015.
(2)
We granted Mr. Woessner an option in 2010 to purchase 40,000 shares of our common stock under our 2009 Long-Term Incentive Plan on December 29, 2016. The terms of the award are described in footnote 2 to the “Outstanding Equity Awards at 2015 Fiscal Year-End” below. Valuation assumptions used to determine the grant date fair value as required by FASB 718 are as follows: exercise price of $2.19; risk-free interest rate of 2.32 percent; volatility rate of 122.25; and expected life of ten years.

Discussion of the Summary Compensation Table

2015 Bonuses

On December 29, 2015, the compensation committee approved the payment of a discretionary cash bonus to each of our named executive officers. The compensation committee awarded these cash bonuses to acknowledge that our executive officers had not received an adjustment to their base salaries for several years and to reward their achievement of our successful uplisting to NASDAQ. These cash bonuses were paid in January 2016, except for the bonus to Mr. Woessner, which was or will be paid in 2016 as follows: $150,000 in January, $50,000 in April and $50,000 in July.

2016 Base Salary Changes

On December 29, 2015, the compensation committee approved the following base salary increases for each of our named executive officers, except for Mr. Chaney, effective January 1, 2016:

•	The base salary of Ronald A. Woessner, our Chief Executive Officer, increased by $70,000 to $250,000;

•	The base salary of Barry W. Wilson, our Chief Financial Officer, increased by $31,000 to $175,000; and

•	The base salary of J. Shane Rapp, our President, increased by $29,000 to $120,000.

401(k) Plan

We offer a tax qualified defined contribution 401(k) Profit Sharing Plan that covers all full time employees. Our employees are eligible to participate in the plan upon their initial employment. We made no matching contributions to participants in fiscal year 2015 or 2014. Expenses relating to the 401(k) plan were approximately $333 for fiscal year 2015 and $1,308 for fiscal year 2014. We have no other plans that provide for the payment of retirement benefits or benefits that will be paid primarily after retirement.

Employment Contracts, Termination of Employment and Change in Control

In April 2008, when we completed the transaction with PostInk, whereby PostInk became our wholly-owned subsidiary, we assumed the obligations of PostInk under existing employment agreements with Russell D. Chaney, our new Chief Executive Officer, and J. Shane Rapp, our new President. In April 2009, we entered into amended and restated employment agreements with Mr. Chaney and Mr. Rapp, described below, primarily to clarify that Mr. Chaney and Mr. Rapp will continue as employees of COPsync, and not PostInk, and to clarify certain other terms of the employment agreements. Pursuant to the amended and restated employment agreements, Mr. Chaney and Mr. Rapp agreed to forgo grants of nonqualified options and shares of restricted stock described in the original employment agreements with PostInk.

Under an employment agreement dated April 29, 2009, we agreed to employ Mr. Chaney as our Chief Executive Officer (currently Mr. Woessner) at a base salary of not less than $160,000, which may not be reduced without Mr. Chaney’s consent. Mr. Chaney has voluntarily agreed to accept a reduced salary of $120,000 since 2009, to accept alternative roles with us, and to forego 401(k) matching and life insurance coverage, until we become profitable or we raise sufficient funding to sustain our operations. Mr. Chaney is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors. Under the agreement, we must provide Mr. Chaney with a term life insurance policy in the amount of $350,000, payable to beneficiaries designated by Mr. Chaney, and match his contributions to our 401(k) plan at 100%. The employment agreement has an initial term through December 31, 2015, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary. Neither party gave such notice, and the employment agreement renewed through December 31, 2016. If we terminate Mr. Chaney’s employment for any reason other than for “cause” or Mr. Chaney terminates his employment for “good reason,” as such terms are defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Chaney is entitled to a lump sum payment equal to the lesser of 200% of the remaining base salary for the initial term or renewal term, as the case may be, or $1,500,000. In the event we experience a change in control, Mr. Chaney may terminate his employment agreement for “good reason.” Additionally, Mr. Chaney has agreed to return all confidential information to us upon termination of employment, and to not solicit our customers or employees or compete with us for two years after the termination of his employment.

Under an employment agreement dated April 29, 2009, we agreed to employ Mr. Rapp as our President at a base salary of not less than $115,000 through April 1, 2010, at which point Mr. Rapp’s base salary increases to not less than $130,000, which may not be reduced without Mr. Rapp’s consent. Mr. Rapp has voluntarily agreed to accept a reduced salary of $91,000 since 2009, and to forego 401(k) matching and life insurance coverage until we become profitable or we raise sufficient funding to sustain our operations. Mr. Rapp is also eligible for discretionary bonuses and other incentives, including stock incentives, as determined by our board of directors. Under the agreement, we must provide Mr. Rapp with a term life insurance policy in the amount of $350,000, payable to beneficiaries designated by Mr. Rapp, and match his contributions to our 401(k) plan at 100%. The employment agreement has an initial term through December 31, 2015, with successive one-year renewal terms unless either party gives 30 days prior notice to the contrary. Neither party gave such notice, and the employment agreement renewed through December 31, 2016. If we terminate Mr. Rapp for any reason other than for “cause” or Mr. Rapp terminates his employment for “good reason,” as such terms are defined in the employment agreement, prior to the end of the initial term or any renewal term, Mr. Rapp is entitled to a lump sum payment equal to the lesser of 200% of the remaining base salary for the initial term or renewal term, as the case may be, or $1,500,000. In the event we experience a change in control Mr. Rapp may terminate his employment agreement for “good reason.” Additionally, Mr. Rapp has agreed to return all confidential information to us upon his termination, and to not solicit our customers or employees or compete with us for two years after the termination of his employment.

Under a stock restriction agreement dated as of August 27, 2010, we issued to Mr. Woessner 40,000 restricted shares of our common stock, which shares were conveyed to us by Mr. Chaney for the purpose of making the grant to Mr. Woessner. The restricted stock vested ratably in twelve quarterly installments, beginning December 1, 2010. All of the shares of restricted stock were fully vested at December 31, 2013.

Under a stock option agreement dated August 27, 2010, we granted Mr. Woessner options to purchase 40,000 shares of our common stock, with an exercise price of $4.50 per share, under our 2009 Long-Term Incentive Plan. These options vested quarterly during a three-year period and at a ratable amount, beginning on November 27, 2010. These options were fully vested at December 31, 2013.

Under a stock option agreement dated September 1, 2010, we granted Mr. Wilson options to purchase 25,000 shares of our common stock, with an exercise price of $4.00 per share, under our 2009 Long-Term Incentive Plan. These options vested quarterly during a three-year period and at a ratable amount, beginning on December 1, 2010. These options were fully vested at December 31, 2013.

Under a stock option agreement dated December 29, 2015, we granted Mr. Woessner options to purchase 40,000 shares of our common stock, with an exercise price of $2.19 per share, under our 2009 Long-Term Incentive Plan. These options vest 33% on the one-year anniversary of the grant date and the remainder vesting ratably over the next weight quarters.

We do not currently have employment agreements with Messrs. Woessner and Wilson.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table shows the equity awards outstanding at December 31, 2015 for each of the named executive officers.

	Option awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Ronald A. Woessner	40,000	(1)	--		$4.50	7/27/2020
	---		40,000	(2)	$2.19	12/29/2025
Barry W. Wilson	25,000	(3)	--		$4.00	9/1/2020
Russell D. Chaney	3,000	(4)	--		$4.50	12/16/2019

(1)	Mr. Woessner received options to purchase 40,000 shares of our common stock, vesting in 12 equal quarterly installments, beginning on November 27, 2010. These options are fully vested.
(2)
Mr. Woessner received options to purchase 40,000 shares of our common stock on December 29, 2015. The term of the stock options is ten years, with a three year vesting period, 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

(3)	Mr. Wilson received options to purchase 25,000 shares of our common stock, vesting in 12 equal quarterly installments, beginning on December 1, 2010. These options are fully vested.
(4)	Mr. Chaney’s spouse, an employee, received options to purchase 3,000 shares of our common stock, vesting in sixty equal monthly installments, beginning January 16, 2010.

 Director Compensation

Mr. Chaney, Mr. Rapp and Mr. Woessner do not receive any compensation for service on our board of directors.

Our practice for compensating non-employee directors provides for an annual issuance of stock options to purchase shares of our common stock at a future date. The program consists of the grant of an option to purchase 1,000 shares of our common stock at the time of initial election to our board of directors, and, beginning in 2015, an annual grant of an option to purchase 1,200 shares of our common stock on the first business day of each year, assuming the director has served at least six months on our board of directors at the time of the option grant. If a director has not served as a director for six months at the time of the annual grant, then the director will not receive a grant for that year. Stock options vest over a three-year period, with 33% vesting on the one-year anniversary of the date of grant, and the remainder vesting ratably over the next eight quarters.

The table below shows the compensation paid to our non-employee directors for service during fiscal year 2015.

			Stock	Option
		Fees	Awards	Awards(5)	Total
Director's Name	Year	($)	($)	($)	($)
Joel Hochberg (1)	2015	--	--	$18,393	$18,393
Joseph R. Alosa, Sr. (2)	2015	--	--	$18,393	$18,393
Robert L. Harris (3)	2015	--	--	$18,393	$18,393
Brian K. Tuskan (4)	2015	--	--	$6,646	$6,646

(1)
Mr. Hochberg received options to purchase 1,200 shares of common stock at an exercise price of $21.00 per share on January 2, 2015.  Mr. Hochberg also received options to purchase 500 shares of common stock at an exercise price of $5.00 per share on January 2, 2014, of which options to purchase 292 shares of common stock had vested at December 31, 2015.

(2)
Mr. Alosa received options to purchase 1,200 shares of common stock at an exercise price of $21.00 per share on January 2, 2015.  Mr. Alosa also received options to purchase 500 shares of common stock at an exercise price of $5.00 per share on January 2, 2014, of which options to purchase 292 shares of common stock had vested at December 31, 2015.

(3)
Mr. Harris received options to purchase 1,200 shares of common stock at an exercise price of $21.00 per share on January 2, 2015.  Mr. Harris also received options to purchase 500 shares of common stock at an exercise price of $5.00 per share on January 2, 2014, of which options to purchase 292 shares of common stock had vested at December 31, 2015.

(4)	Mr. Tuskan received options to purchase 1,000 shares of common stock at an exercise price of $9.50 per share on June 2, 2015.
(5)
The term of each stock option is ten years, with a three year vesting period, 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters. The input assumptions used to calculate the value of each stock option grant consists of: closing stock price on the grant date, the exercise price, an applicable risk free inherent rate and a stock price volatility factor.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows certain information as of April 25, 2016, about shares of our capital stock held by (1) each person known by us to beneficially own more than 5% of any class of our voting securities; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and executive officers as a group.

The amounts reported by such persons are based on 8,675,760 shares of our common stock and 100,000 shares of our Series A preferred stock outstanding, except where the person has the right to receive shares within the next 60 days (as indicated in the other footnotes to this table), which would increase the number of shares owned by such person and the number of shares outstanding. Under the rules of the Securities and Exchange Commission, “beneficial ownership” is deemed to include shares for which an individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by the exercise of options and warrants. Unless otherwise indicated in the other footnotes to this table, each stockholder named in the table has sole voting and sole investment power with respect to the all of the shares shown as owned by the stockholder. We have omitted percentages of less than 1% from the table.

The address for Mr. Chaney is 16415 Addison Road, Suite 300, Addison, Texas 75001.

	Common Stock Beneficially Owned			Series A Preferred Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Class	Number of Shares Beneficially Owned	Percentage of Class	Percentage of Voting Power (9)
Joseph R. Alosa, Sr.	228,876	(1)	2.6%	--	--	1.3%

Russell D. Chaney	937,240	(2)	10.8%	100,000	100.0%	23.5%

Robert L. Harris	161,876	(3)	1.9%	--	--	1.5%

Joel Hochberg	170,589	(4)	2.0%	--	--	1.5%

Luisa Ingargiola	--		--	--	--	--

J. Shane Rapp	326,865	(5)	3.8%	100,000	100.0%	17.6%

Brian K. Tuskan	333	(6)	*	--	--	*

Barry W. Wilson	36,400	(7)	*	--	--	*

Ronald A. Woessner	220,106	(8)	2.5%	--	--	1.5%

All directors and executive officers, as a group (9 persons)	2,060,866		22.8%	100,000	100.0%	32.2%

(1)
Includes 126,000 shares held by Mr. Alosa directly, 10,000 shares held jointly with his spouse, 2,876 shares purchasable by Mr. Alosa within 60 days under an option agreement, 88,000 shares issuable upon exercise of a warrant held by Mr. Alosa and 2,000 shares issuable upon exercise of a warrant held by Mr. Alosa’s spouse.

(2)
Includes 759,954 shares held by Mr. Chaney directly, 144,366 shares held jointly with his spouse, 8,500 shares issuable upon exercise of a warrant held by Mr. Chaney, 3,000 shares purchasable by Mr. Chaney’s spouse within 60 days under an option agreement, 19,420 shares held by RSIV, LLC, which is controlled and owned equally by Mr. Chaney and Mr. Rapp, and 2,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(3)
Includes 150,000 shares and 10,000 shares issuable upon exercise of warrants, both of which are held by the investment fund of 824 Highway 3 Investments, L.P., of which Mr. Harris is a principal, and 1,333 shares purchasable by Mr. Harris within 60 days under an option agreement. Mr. Harris disclaims beneficial ownership of these shares and warrants.

(4)
Includes 151,213 shares held by Veronica W, LLC, which is controlled by Mr. Hochberg, 16,000 shares issuable upon exercise of a warrant held by Veronica W, LLC, and 3,376 shares purchasable by Mr. Hochberg within 60 days under an option agreement.

(5)
Includes 296,945 shares held by Mr. Rapp directly, 19,420 shares held by RSIV, LLC, which is controlled and owned equally by Mr. Chaney and Mr. Rapp, 8,500 shares issuable upon exercise of a warrant held by Mr. Rapp and 2,000 shares issuable upon conversion of 100,000 shares of our Series A preferred stock held by RSIV, LLC.

(6)	Includes 333 shares purchasable by Mr. Tuskan within 60 days under an option agreement.
(7)	Includes 5,700 shares held by Mr. Wilson, 5,700 shares issuable upon exercise of a warrant held by Mr. Wilson and 25,000 shares purchasable by Mr. Wilson within 60 days under an option agreement.
(8)
Includes 138,106 shares held by Mr. Woessner directly, 12,000 shares held by Mr. Woessner’s spouse, 40,000 shares purchasable by Mr. Woessner within 60 days under an option agreement and 30,000 shares issuable upon exercise of a warrant held by Mr. Woessner.

(9)
Based upon total votes of all outstanding shares of our capital stock. Our Series A preferred stock votes as a class with our common stock on the basis of 750 votes per share of Series A preferred stock.

 Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015:

Equity Compensation Plan Information (In Thousands, Except Per Share Amounts)

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	$244,900	$5.55	$155,100
Total	$244,900	$5.55	$155,100

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

We do not believe any of our non-employee directors has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. Our Code of Business Conduct and Ethics governs the board’s consideration of transactions that could give rise to a conflict of interest, mandating that each director disclose any potential conflict of interest and permitting the board to determine that such director may not participate in deliberations relating to the consideration of the transaction giving rise to such conflict of interest. The full text of the Code of Business Conduct and Ethics is available on our website at http://ir.stockpr.com/copsync/governance-docs. Our board of directors has reviewed and approved of each of the following transactions.

In November 2013, we executed two equipment leases with an equipment financing company owned by Joseph R. Alosa, Sr., one of our directors, for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers. The aggregate amount due on the leases was $313,477. Both leases were to expire in May 2014. The expiration dates for both leases were formally extended until June 25, 2015. On August 31, 2015, we entered into an amended lease agreement with a new expiration date of August 31, 2019. Under the amended lease agreement, we paid $60,000 on delivery and are required to make monthly payments of $5,464.69. At the termination of lease, we may purchase the equipment for $65,576.

On May 11, 2015, we entered into a short-term loan arrangement with a third party, with the initial principal of such loan equal to $300,000. This short-term loan was paid in full on August 11, 2015 and bore interest at the rate of 35.0% during the term of the loan. Mr. Woessner, our Chief Executive Officer, personally guaranteed this loan.

On June 11, 2015, Mr. Alosa provided us with a $50,000, ninety-day loan for working capital purposes. This loan was paid in full on November 25, 2015 and bore interest at a rate of 8% per annum during the term of the loan.

On June 29, 2015, we entered into a short-term loan arrangement with a third party, with the initial principal of such loan equal to $50,000. This short-term loan was paid in full on August 11, 2015 and bore interest at a rate of 40.0% during the term of the loan. Mr. Woessner, our Chief Executive Officer, personally guaranteed this loan.

In November 2015, we entered into an agreement with our Series B preferred stockholders, including Mr. Hochberg, one of our directors. Pursuant to this agreement, we amended the terms of his warrant to reduce the exercise price from $10.00 per share to $6.25 per share in exchange for his present exercise of his warrant in full for cash. Additionally, as consideration for Mr. Hochberg agreeing to convert his shares of Series B preferred stock into shares of our common stock, terminate the Investors’ Rights Agreement and waive any rights he may have under such agreement, we agreed to issue to him an additional 23,750 shares of our common stock (in addition to the shares he received upon conversion of his Series B preferred stock and exercise of his Series B warrants) and pay accrued dividends on his shares of Series B preferred stock in cash within 30 days of listing on NASDAQ. We paid Mr. Hochberg $202,324 on December 10, 2015, representing the accrued dividends on his shares of Series B preferred stock.

Director Independence

Our board of directors has affirmatively determined that directors Alosa, Harris, Hochberg, Ingargiola and Tuskan each are independent and have no material relationship with us as required by the independence standards of NASDAQ.

Item 14.  Principal Accountant Fees and Services

PMB Helin Donovan, LLP served as our independent registered public accounting firm in fiscal year 2015 and for the fiscal year ended December 31, 2014, which we refer to as fiscal year 2014.

Fees Paid to PMB Helin Donovan, LLP

We paid the following fees to PMB Helin Donovan, LLP for fiscal year 2015 and fiscal year 2014:

	Fiscal Year 2015	Fiscal Year 2014

Audit Fees	$72,000	$62,500
Audit-Related Fees	51,978	2,500
Tax Fees	3,240	2,355
All Other Fees	--	--
Total Fees	$127,218	$67,355

Audit fees for each of fiscal year 2015 and fiscal year 2014 included fees associated with audits of our financial statements and reviews of financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related fees for fiscal year 2015 included fees associated with the review of our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 6, 2015 and out-of-pocket, audit related expenses. Audit-related fees for fiscal year 2014 included out-of-pocket expenses.

Tax fees for each of fiscal year 2015 and 2014 included fees associated with the filing of the Company’s federal income tax return, and its franchise tax return for the State of Texas.

Policy on Pre-Approval of Retention of Independent Registered Public Accounting Firm

The audit committee has adopted procedures for pre-approving all audit and permitted non-audit services provided by our independent registered public accounting firm. Prior to the creation of our audit committee in September 2015, our board of directors pre-approved all audit and permitted non-audit services. The audit committee now pre-approves a list of specific services and categories of services, subject to a specified cost level. Part of this approval process includes making a determination as to whether permitted non-audit services are consistent with the Securities and Exchange Commission’s rules on auditor independence. The audit committee has delegated pre-approval authority to the Chairman of the audit committee, subject to reporting any such approvals at the next audit committee meeting. During fiscal year 2015, the audit committee or the board of directors pre-approved all audit and non-audit services.

The audit committee monitors the services rendered and actual fees paid to our independent registered public accounting firm quarterly to ensure that such services are within the scope of approval. All audit and permitted non-audit services for which PMB Helin Donovan, LLP was engaged were pre-approved by the audit committee or board of directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  All financial statements of the registrant are included in the Original Form 10-K.

(b)  Exhibits

The exhibits listed below are filed herewith and are incorporated herein by reference.

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COPSYNC, INC.

Date: April 29, 2016	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002