Form 10-Q
period 2016-03-31
COPsync, Inc.
filed 2016-05-16
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer's common stock, par value of $0.0001, as of May 10, 2016, was 8,795,760 shares.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COPSYNC, INC.
Balance Sheet

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,111,872	$8,295,310
Accounts receivable, net	404,238	426,265
Inventories	449,558	484,695
Prepaid expenses and other current assets	554,051	543,949
Total Current Assets	6,519,719	9,750,219

PROPERTY AND EQUIPMENT, net	201,285	124,188

INVESTMENT	50,000	-

TOTAL ASSETS	$6,771,004	$9,874,407

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,328,484	$2,486,529
Deferred revenues, current portion	1,894,119	2,028,120
Obligation under capital lease, current portion	8,537	9,010
Three Year, 50% notes payable, current portion	20,250	40,500
Notes payable, current portion	139,875	126,260
Total Current Liabilities	3,391,265	4,690,419

Deferred revenues, non-current	1,126,487	1,091,838
Obligation under capital lease, non-current	16,891	19,118
Convertible notes payable	30,000	30,000
Three Year, 50% notes payable, net of $12,396 discount, non-current portion	68,605	66,000
Notes payable, non-current portion	227,313	219,963

Total Liabilities	4,860,561	6,117,338

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, par value $0.0001 per share, 50,000,000 shares authorized; 8,675,760 and 8,362,903 issued and outstanding, respectively	868	837
Common stock to be issued, 115,206 and 260,206 shares, respectively	246,768	700,121
Additional paid-in-capital	33,880,022	33,043,232
Accumulated deficit	(32,217,225)	(29,987,131)

Total Stockholders' Equity	1,910,443	3,757,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,771,004	$9,874,407

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
REVENUES

Hardware, installation and other revenues	$437,859	$502,657
Software license/subscription revenues	844,237	668,229

Total Revenues	1,282,096	1,170,886

COST OF REVENUES

Hardware and other costs	576,471	453,342
Software license/subscriptions	366,669	303,692

Total Cost of Revenues	943,140	757,034

GROSS PROFIT	338,956	413,852

OPERATING EXPENSES

Research and development	385,106	485,620
Sales and marketing	1,258,403	364,367
General and administrative	914,261	415,204

Total Operating Expenses	2,557,770	1,265,191

LOSS FROM OPERATIONS	(2,218,814)	(851,339)

OTHER INCOME (EXPENSE)

Interest income	714	-
Interest expense	(11,994)	(68,733)

Total Other Expense	(11,280)	(68,733)

NET LOSS BEFORE INCOME TAXES	(2,230,094)	(920,072)

INCOME TAXES	-	-

NET LOSS	$(2,230,094)	$(920,072)

Series B preferred stock dividend	-	(15,390)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	(10,500)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,230,094)	$(945,962)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.26)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	8,569,465	4,039,056

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,230,094)	$(920,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,523	13,627
Employee stock compensation	33,870	46,010
Stock issued for services	89,571	-
Capital contributed/co-founders' forfeiture of contractual compensation	12,500	19,750
Discount on three-year, 50% notes payable	2,605	16,878
Interest expense on beneficial conversion feature of convertible promissory notes	-	14,624
Amortization of endorser agreements	334,826	-
Bad debt expense	36,000	-
(Gain) loss on asset disposals	(505)	1,854
Change in operating assets and liabilities:
Accounts receivable	(13,973)	36,623
Inventories	35,137	(79,930)
Prepaid expenses and other current assets	(64,258)	71,029
Deferred revenues	(99,351)	(109,047)
Accounts payable and accrued expenses	(1,159,519)	(2,666)

Net Cash Used in Operating Activities	$(3,007,668)	$(891,320)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	(50,000)	-
Proceeds from asset disposals	4,000	-
Purchases of property and equipment	(66,116)	(5,081)

Net Cash used in Investing Activities	$(112,116)	$(5,081)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes	-	484,315
Proceeds from the issuance of stock for warrant exercises	-	98,000
Proceeds from stock deposit for common stock to be issued, net	-	3,960
Payments on capitalized lease obligation	(2,700)	(1,844)
Payments on notes payable	(60,954)	(44,496)

Net Cash (Used in) Provided by Financing Activities	$(63,654)	$539,935

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,183,438)	(356,466)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,295,310	587,459

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,111,872	$230,993

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$12,145	$3,407
Cash paid for income tax	$1,598	$1,598

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prior year warrant exercises	$-	$24,000
Issuance of common stock for prior year stock subscriptions	$496,353	$15,000
Issuance of common stock for services	$248,990	$-
Insurance proceeds applied to outstanding bank loan	$-	$11,254
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$-	$10,500
Financing associated with the purchase of two fleet vehicles	$30,000	$-
Financing of prepaid insurance policy	$-	$43,045
Series B Preferred stock dividends	$-	$15,390

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, and its results of operations and cash flows for the three months ended March 31, 2016.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016, or any other period. The year-end condensed balance sheet data as of December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In addition to the Company’s core COPsync Network service, the Company offers three complementary service/product offerings.  These offerings are: COPsync911, an emergency threat notification service; VidTac, an in-vehicle software-driven video camera system for law enforcement and fire departments; and COURTsync, a court security and efficiency application, which includes WARRANTsync, a statewide misdemeanor warrant clearing database.

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

The COURTsync system is designed to enable judges and court personnel to instantly send emergency alerts directly to the closest law enforcement officers in their patrol vehicles and to the local 911dispatch center, from any computer within the facility. Court personnel are also able to query federal law enforcement databases and databases pertaining to officer safety and dangerous persons. Additionally, COURTsync utilizes our WARRANTsync system to give patrol officers utilizing our COPsync Network access to Class C warrant information from the court, enabling them to collect warrant fees for the court.

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

The WARRANTsync system, which is a feature set of the COURTsync system is designed to be a Texas statewide misdemeanor warrant-clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay the outstanding warrant fees and costs using a credit card.  Following payment, the offender is given a receipt and the transaction is complete.  This product could be viewed as an enhancement feature to the core COPsync Network service since all COPsync Network users receive the outstanding warrant notice.

The Company sells its products primarily in Texas, Massachusetts, New Hampshire and Louisiana.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Basis of Presentation

The accompanying condensed financial statements include the accounts of the Company, are prepared in accordance with accounting principles generally accepted in the United States and are prepared on the accrual method of accounting.

There have been no significant changes to the summary of significant accounting policies disclosed in Note 2 to the financial statements as of December 31, 2015 included in the Form 10-K filed on March 30, 2016.

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

The standard is effective for us beginning in 2018, and requires using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted.  The Company does not believe this new pronouncement has any application to its financial statements at this time.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at March 31, 2016 and December 31, 2015, respectively, consisted of the following:

Category	March 31, 2016	December 31, 2015
	(Unaudited)
Trade receivables	$1,473,903	$1,360,929
Other receivables	20,378	26,360
Elimination of unpaid deferred revenue	(954,043)	(861,024)
Allowance for doubtful accounts	(136,000)	(100,000)

Accounts Receivable, net	$404,238	$426,265

Accounts receivable is derived principally by revenue earned from end-users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

Our trade receivables increased by approximately $113,000 principally due to one reseller’s increased sales volume.

The Company’s other receivables generally consist of miscellaneous receivable activities.

The elimination of the unpaid deferred revenue represents those invoices issued for products and/or services not yet paid by the customer or services completed by the Company.  The elimination is made to prevent the “gross-up” effect on the Company’s balance sheet between accounts receivable and deferred revenues.

The Company’s allowance for doubtful accounts is based upon a review of outstanding receivables.  Delinquent receivables are written-off based on individual credit evaluations and specific circumstances of the customer.

At March 31, 2016, the $136,000 allowance consisted of a $126,000 specific reserve following a customer specific review of total receivables, and a $10,000 general, or non-specific, allowance, compared to a $90,000 specific and $10,000 general allowances at December 31, 2015.  The increase in the specific allowance relates to certain new accounts now deemed uncollectible.  As of December 31, 2015, the Company established a $10,000 general allowance, which is directed towards receivables that are over sixty days of age and may be at risk of collection.

NOTE 6 – INVENTORY

The Company's inventory, at March 31, 2016 and December 31, 2015, respectively, consisted of the following:

Category	March 31, 2016	December 31, 2015
	(Unaudited)
Finished goods	$469,558	$504,695
Obsolescence Allowance	(20,000)	(20,000)

Total Inventory, net	$449,558	$484,695

The approximate $35,000 decrease in inventory in the first quarter of 2016 is due principally to a decrease in the Company’s VidTac finished goods inventory.

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

Total inventory at March 31, 2016 and December 31, 2015 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s propriety VidTac product and its related components.  Generally, the Company procures hardware as a result of receiving a customer order.  The hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  The Company does not procure any third-party hardware for speculative selling.  Further, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

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

NOTE 7 – PREPAID EXPENSES AND OTHER ASSETS

The Company's prepaid expenses and other assets consisted of the following at March 31, 2016 and December 31, 2015, respectively:

Category	March 31, 2016	December 31, 2015
	(Unaudited)
Prepaid Insurance	$78,579	$69,456
Subscriptions	85,983	54,756
Vendor Prepayments	32,000	34,389
Deferred Valuation Expense Related To Endorser Agreements	267,976	353,802
Molds	57,967	-
Deferred Charges	31,546	31,546

Total Prepaid Expenses and Other Assets	$554,051	$543,949

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

Vendor prepayments principally consist of a personnel search firm, a consultant for advisory services and costs for molds to an updated component of the VidTac product.  These prepayments will be charged to operating expenses in fiscal year 2016 as the services are performed and as production of VidTac commences.

In January 2016, the Company entered into an endorsement agreement with an endorser who agreed to assist the Company with its brand recognition and sales efforts for COPsync products in pre-designated geographical areas. The agreement requires 6 quarterly payments of $250,000 and the grant of 100,000 shares of the Company’s common stock which was granted at signing and an additional 100,000 shares to be granted six months after signing.  The non-cash value of the endorsement agreement totaled $206,000 and was determined by using the stock price on the date of the agreement. This amount is being amortized to non-cash consulting expense over the service period or six months.

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

Deferred charges pertain to off-the-shelf computer aided dispatch systems (“CAD”), purchased from an outside software services company and yet to-be delivered one contracted customer.  The Company expects to complete and deliver these services in fiscal year 2016, at which time these deferred charges will be matched against the applicable revenues.

NOTE 8 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at March 31, 2016 and December 31, 2015 was:

Classes of Depreciable Assets	March 31, 2016	December 31, 2015
	(Unaudited)
Fleet Vehicles	$202,213	$148,940
Fleet Vehicles - Capitalized Lease	35,098	35,098
Furniture and Fixtures	10,467	10,467
Computer Hardware	111,878	86,508
Computer Software	36,935	36,935
Property and Equipment	$396,591	$317,948

Accumulated Depreciation	$(195,306)	$(193,760)

Net Property and Equipment	$201,285	$124,188

The increase of approximately $79,000 relates to the purchase of four additional vehicles and computer equipment offset by the sale of one vehicle resulting in a gain of $505.  Depreciation expense for quarters ended March 31, 2016 and 2015 was $15,523 and $13,627, respectively.

NOTE 9 – INVESTMENTS

The Company loaned $50,000 to GTXcorp pursuant to a convertible promissory note on February 8, 2015 both principal and interest are due on February 8, 2017 and bears interest at 8% per annum.  The note has an optional conversion feature that converts the note into 5,000,000 shares of GTXcorp’s common stock at $0.01 per share at the Company’s option.  The Company’s intent is to hold the instrument until maturity.  The convertible note is accounted for under the cost method of accounting.

NOTE 10 – NOTES PAYABLE

The following table summarizes notes payable at March 31, 2016 and December 31, 2015, respectively, including the three-year, 50% notes payable:

	March 31,	December 31,
Category	2016	2015
	(Unaudited)
Bank	$293,056	$282,765
Insurance	74,132	63,457
Short term notes	88,855	106,500
Total notes payable	456,043	452,723
Less: Current portion	(160,125)	(173,510)
Long-term portion	$295,918	$279,213

During the three months ended March 31, 2016, the Company had increases in notes payable for financing of general liability insurance of $32,000 and a car loan of $30,000 related to the purchase of two vehicles.

During the first quarter of 2016, the Company made total principal payments of $60,954, principally for scheduled monthly payments of notes for the Company’s business insurance policies and automobile loans.

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

NOTE 11 - CONVERTIBLE NOTES PAYABLE

The Company’s total convertible notes payable at March 31, 2016 was $30,000.  The following table shows the components of convertible notes payable at March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
Category	2016	2015
	(Unaudited)
Total Convertible Notes Payable at beginning of period	$30,000	$398,786
Plus: additional notes payable	-	526,315
Less: note conversions	-	(895,101)

Convertible notes payable, net, long-term portion	$30,000	$30,000

NOTE 12 – PREFERRED STOCK

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

Series B Preferred Stock

During 2009 and 2010, the Company completed a private placement of its Series B Convertible Preferred Stock and warrants to purchase its common stock in which the Company raised $1,500,000 in gross proceeds.

The Series B Preferred Stock and the warrants were sold as a unit, with each investor receiving eight warrants to purchase one share of common stock for every share of Series B Preferred Stock purchased.  The purchase price for each unit was $4.00 per share of Series B Preferred Stock purchased.

As a result, the Company issued 375,000 shares of the Company’s Series B Preferred Stock and granted warrants to purchase an aggregate of 60,000 shares of its common stock.

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

For the quarters ended March 31, 2016 and 2015, gross dividends on the Series B Preferred Stock were $0 and $25,890, respectively.

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

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

On November 13, 2015 we issued 225,000 shares of our common stock, in the aggregate, upon the conversion of the Series B Preferred Stock and the exercise of Series B Warrants held by ten persons. Additionally, we issued an additional 60,000 shares of our common stock, in the aggregate, to the same ten persons upon such conversion. 50,000 shares of common stock, attributable to the conversion of Series B Preferred Stock, remain to be issued as of the date of this report, pending receipt of certain Series B certificates.

NOTE 13 – COMMON STOCK

During the three months ended March 31, 2016, the Company issued 312,857 shares of common stock as described below:

1)	The Company issued 140,000 shares related to endorsement agreements (80,000 shares at $2.50 per share, 35,000 shares at $2.61 per share and 25,000 shares at $6.20 per share), 25,000 shares to a previous holder of our Series B Preferred Stock and 5,000 shares at $8.50 per share for note conversion. All shares were recorded in common stock to be issued at December 31, 2015.

2)	The Company issued 100,000 shares at $2.06 per share and 42,857 shares at $2.09 per share to two consultants for services.

The Company also recorded contributed capital of $12,500 during the period related to the forfeiture of contractual compensation involving the Company’s two co-founders.

NOTE 14 – COMMON STOCK TO BE ISSUED

The following table provides a reconciliation of the transactions, number of shares and associated values for the common stock to be issued at March 31, 2016 and December 31, 2015, respectively.

	At March 31, 2016 (Unaudited)		At December 31, 2015
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock	-	$3,000	-	$3,000
Series B conversion	50,000	6	75,000	9
Note conversion	40,206	200,762	45,206	238,997
Consulting and Endorsement agreements	25,000	43,000	140,000	458,115

Total number of shares and value	115,206	$246,768	260,206	$700,121

NOTE 15 – BASIC AND FULLY DILUTED LOSS PER SHARE

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

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

The Company's common stock equivalents, at March 31, 2016 and December 31, 2015, respectively, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

Category	March 31, 2016 (Unaudited)	December 31, 2015
Convertible promissory notes outstanding	2,728	2,728
Warrants outstanding	4,575,098	4,575,098
Stock options outstanding	237,900	242,100
Preferred stock outstanding	2,000	2,000
Common stock to be issued	115,206	260,206
Total Common Stock Equivalents	4,932,932	5,082,132

NOTE 16 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants at March 31, 2016, is as follows:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 3/31/16	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 3/31/16	Weighted Average Exercise Price
$3.13 - 5.10	3,971,134	4.80	$3.13	3,971,134	$3.16
$5.00	238,352	2.27	$5.00	102,352	$5.00
$6.50- 9.50	284,068	4.52	$7.55	284,068	$7.55
$10.00- 22.50	81,544	2.79	$12.58	77,544	$12.66

$3.13 - 22.50	4,575,098	4.62	$3.70	4,435,098	$3.65

NOTE 17 – EMPLOYEE OPTIONS

The Company provides a stock-based compensation plan, the 2009 Long Term Incentive Plan (the “Plan”) that was adopted by the Board of Directors on September 2, 2009 and approved by stockholders on July 27, 2009. Under the Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. There are 400,000 shares of common stock authorized for issuance under the Plan.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years. As of March 31, 2016, options to purchase 237,900 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 171,959 shares were exercisable.

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

For the quarter ending March 31, 2016, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.75%	-	2.24%
Expected life	10 years
Expected volatility	121%	-	122%
Dividend yield	0.0%

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

For the three months ended March 31, 2016 and 2015, the Company recorded share-based compensation expense of $33,870 and $46,010, respectively.

For the three months ended March 31, 2016, the Company granted options to purchase 5,800 shares of its common stock with a weighted average exercise price of $1.95 per share to the Company’s five outside directors, who each receive options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these 5,800 stock options in the aggregate, utilizing the Black Scholes valuation method, was $8,367.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.
The summary activity for the three months ended March 31, 2016 under the Company’s 2009 Long Term Incentive Plan, as amended is as follows:

	March 31, 2016
Category	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	242,100	$4.99	$-
Granted	5,800	$1.95	$-
Exercised	–	$0.00	$–
Forfeited/ Cancelled	(10,000)	$5.00	$31,600

Outstanding at period end	237,900	$5.48	$-	6.57

Options vested and exercisable at period end	171,959	$5.35	$-	2.91

Weighted average grant-date fair value of options granted during the period		$1.44

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.77 – $ 4.00	95,800	7.06	$3.08	50,000	$4.00
$4.50 – $ 21.00	142,100	6.25	$7.10	121,959	$5.90
	237,900			171,959

A summary of the status of the Company’s non-vested option shares as of March 31, 2016 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	66.969	$6.34
Granted	5,800	$1.44
Forfeited	(10,000)	$5.82
Vested	3,172	$8.44
Non-vested	65,941	$5.35

As of March 31, 2016, there was approximately $406,268 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 2.9 years.

COPsync, Inc.
Notes To Financial Statements
(Unaudited)

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of March 31, 2016, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	After 2020

Operating Lease Obligations	$656,603	$140,302	$309,119	$207,182	$-

Compensation

See ITEM 11, “Employment Contracts, Termination of Employment and Change in Control,” contained in the Company’s Form 10-K/A for the year ended December 31, 2015 and filed on April 29, 2016, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company becomes profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for each of the three months ended March 31, 2016 and 2015 totaled $10,000 for Mr. Chaney and $2,250 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

NOTE 19 – RELATED PARTY TRANSACTIONS

On December 22, 2014, the Company executed a forty-eight-month capital lease agreement with a third-party service provider [owned by one of the Company’s outside directors] for the lease of two vehicles.  The agreement requires monthly payments of $873 totaling $35,098 over the life of the lease and has a minimal buy-out option at the end of the lease.  Accordingly, both a lease property asset and obligation in the amount of $35,098 was reported as of December 31, 2014, with lease payments beginning in January 2015. At March 31, 2016, the lease property asset and obligation values were $24,130 and $25,449, respectively.

In November 2013, the Company executed two short-term notes payable totaling $313,477 with an equipment financing company owned by one of the Company’s outside directors for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes were to mature in May 2014, bore interest at 16% annually, were payable upon maturity, and were collateralized by the third-party equipment being procured.  The maturity dates for both notes were formally extended until June 25, 2015.  On September 1, 2015, a new agreement was executed between the parties that restructured the arrangement into a rental agreement, consisting of: a total value of $322,305, inclusive of principal and interest; a term of 48 months, monthly payments of $5,465; a buy-out amount of $65,576; and a $60,000 cash payment upon signing.

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

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed below and in greater detail in our annual report on Form 10-K for the year ended December 31, 2015.  We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	We have incurred losses since our founding and could fail to obtain profitability;

•	We may require additional financing, which may not be available on favorable terms or at all;

•	The demand for and market acceptance of our services and products is subject to a high level of uncertainty due to law enforcement agencies’ reliance on traditional means of communication;

•	We sell primarily to governmental entities, which can be highly competitive, expensive and time consuming;

•	The possibility of undetected errors in our services;

•	The possibility of a breach that disrupts our services; and

•	The possibility of claims that our services infringe upon the intellectual property of third parties.

Overview

COPsync, Inc. (“COPsync,” the “Company,” “we,” “us” or “our”) operates what we believe to be the only real-time, law enforcement mobile data information system in the United States.  We refer to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed to solve the so-called “interoperability” problem that exists among the approximate 18,000 state and local law enforcement agencies today.  Put simply, these 18,000 state and local law enforcement agencies operate in information “silos’ and are not able to readily share real-time mission critical information or communicate crimes in progress from one agency to the next:

•
Improve communication between and among law enforcement officers and agencies by allowing law enforcement officers to compile and share information, in real-time, via a common database accessible by all such officers on the COPsync Network, regardless of agency jurisdiction;

•
Allow officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas, Mississippi and Massachusetts, (iii) the historical databases of our agency subscribers who have provided us with such access, (iv) certain Department of Homeland Security’s El Paso Intelligence Center (EPIC) information relating to persons crossing the United States – Mexico border, and (v) our COPsync Network database which is populated with non-adjudicated law enforcement information created by our law enforcement officer subscribers. As we continue to expand the scope of our operations to states other than noted above, we anticipate that we will granted access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state and municipal agencies and the “siloed” law enforcement databases of law enforcement records management system (“RMS”) vendors;

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

We also offer the COPsync911 threat alert service for use in schools, hospitals, day care facilities, government office buildings, energy infrastructure and other facilities with a high level of concern about security.  When used in schools, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center. The alert is activated with the mere click of an icon, from any computer within the facility and/or from any cell phones and other mobile devices associated with the facility.  A notification that an alert has been issued is also alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of imminent danger.  We expect our COPsync911 service to reduce emergency law enforcement response times in those circumstances when seconds and minutes count.

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

We also augment our other services with our own law enforcement in-car video system, named VidTac and COURTsync, a court security and efficiency application.

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

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2015.  We discuss our Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2016 and 2015 were $1,282,096 and $1,170,886, respectively.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenues totaled $844,237 and $668,229 for the three months ended March 31, 2016 and 2015, respectively.  The increase in software license/subscriptions revenue was due to an increase in the number of customer contracts executed between periods, and increased revenue attributable to contract renewals.  Hardware, installation and other revenues for the three months ended March 31, 2016 and 2015 totaled $437,859 and $502,657, respectively.  The decrease in these revenues between periods resulted from a number of hardware intensive contracts involving both new customers and existing customers executed late in the first quarter of 2016, for which revenue has not yet been recognized.  These contracts are expected to be recognized as revenue in the second and third quarters of fiscal year 2016.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and one year of software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenues and subsequently recognized as revenue ratably during the service period.  As of March 31, 2016, we had $3,020,606 in deferred revenues, compared to $3,119,957 as of December 31, 2015.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016		2015
	$	%	$	%

Hardware, installation and other revenues
Revenues	$437,859	100%	$502,657	100%
Cost of Revenues-hardware & other external costs	442,848	101%	393,547	78%
Cost of Revenues-internal costs	133,623	31%	59,795	12%
Total Gross Profit	$(138,612)	-32%	$49,315	10%

Software license/subscription revenues
Revenues	$844,237	100%	$668,229	100%
Cost of Revenues-internal costs	366,669	43%	303,692	45%
Total Gross Profit	$477,569	57%	$364,537	55%

Total Company
Revenues	$1,282,096	100%	$1,170,886	100%
Cost of Revenues	943,140	74%	757,034	65%
Total Gross Profit	$338,956	26%	$413,852	35%

For the three months ended March 31, 2016 and 2015, our total cost of revenues was $943,140 and $757,034, respectively.  As a result, we realized gross profits of $338,956 and $413,852 for the three months ended March 31, 2016 and 2015, respectively.  This increase occurred for the reasons described below.

Cost of revenues for hardware, installation and other revenues for the three months ended March 31, 2016 and 2015 totaled $576,471 and $453,342, respectively.   Included in the cost of these revenues are internal costs totaling $133,623 and $59,795 for the three-months ended March 31, 2016 and 2015, respectively.  These internal costs represent salaries and travel expenses for our in-house installation and training staff.  The increase in internal costs between periods is due principally to an increase in headcount and travel expenses.  The total gross profit (loss) from hardware, installation and other revenue totaled $(138,612) and $49,315 for the three months ended March 31, 2016 and 2015, respectively.  The decrease in gross profit performance was due principally to fewer hardware units installed during the quarter, price discounting and increased internal costs between periods.  We believe some price discounting will continue through at least the second quarter of 2016 as we attempt to accelerate our growth in new order bookings, and ultimately increased overall revenues.

Cost of revenues for software license/subscription revenues for the three months ended March 31, 2016 and 2015 were $366,693 and $303,692, respectively.  These costs represent internal costs associated with our customer support team and web-hosting facilities.  The increase in these costs is attributable to an increase in headcount costs associated with new hires, as well as increased hosting and contracted IT services provided by contracted third-party service providers.  The contracted IT services involve production support and maintenance services.  The resulting gross profit from software license/subscription revenues for the three months ended March 31, 2016 and 2015 was $477,569 and $364,537, respectively.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.

Operating Expenses

Research and Development

Total research and development expenses for the three months ended March 31, 2016 were $385,106, compared to $485,620 for the comparable period in 2015.  The $100,514 decrease in these expenses is due principally to a reduction in contract labor for IT/software development services partially offset by an employee headcount increase.

We plan to increase our research and development spending beginning in the second quarter of fiscal year 2016 and maintain such spending levels through the remainder of 2016, unless it is necessary for us to reduce expenses to maintain adequate liquidity.

Sales and Marketing

Total sales and marketing expenses for the three months ended March 31, 2016 were $1,258,403, compared to $364,367 for the comparable period in fiscal year 2015.  The $894,036 increase is principally due to increased endorsement and consulting fees and an increase in headcount costs for new employee hires and contracted consultants selling our products and services in new territories.  Total non-cash expenses were approximately $293,000 and $25,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

To assist in our planned sales growth, the Company in November 2015 entered into certain agreements with a number of individuals or entities who the Company believes will enhance the Company’s brand recognition and assist its sales efforts in certain geographical areas, principally outside the State of Texas. The term of these agreements are twelve months.  As compensation for their services, these persons were issued certain shares of the Company’s common stock.  Additionally, certain of these persons will receive cash retainers for their services.

We expect our sales and marketing expenses to increase in the second quarter of 2016, as we plan to increase our current staffing levels.

General and Administrative

Total general and administrative expenses for the three months ended March 31, 2016 were $914,261, compared to $415,204 for the comparable period in fiscal year 2015.  The $499,057 increase in expenses between periods is due to an increase in professional fees for general financial advisory, legal, payroll and travel expenses. Total non-cash expenses were approximately $208,000 and $24,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

We believe our general and administrative expenses for the remainder of 2016 will remain relatively consistent with expense levels in the first quarter of 2016.

Other Expense

Other expense consisting of interest expense, offset by nominal interest income totaled $11,280 and $68,733 for the three months ended March 31, 2016 and 2015, respectively.  The decrease between periods of $57,453 is principally due to conversion of debt to equity reducing interest expense.

Net Loss Before Income Taxes

The net loss before income taxes for the three months ended March 31, 2016, and 2015 were $2,230,094 and $920,072, respectively.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of March 31, 2016, we had $5,111,872 in cash and cash equivalents, compared to $8,295,310 as of December 31, 2015.  The $3,183,438 decrease in cash was due to net cash used by operating activities of $3,007,668, investing activities of $112,116 and financing activities of $63,654.

The net cash used by financing activities represents monthly payments on outstanding notes for automobile and business insurance loans and capitalized lease obligations.

We had a working capital of $3,128,454 on March 31, 2016, compared to $5,059,799 on December 31, 2015.  However, on March 31, 2016, our current liabilities included $1,184,118 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which, we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

At March 31, 2016, the Company had cash and cash equivalents of $5,111,872, working capital of $3,128,454 and an accumulated deficit of $32,217,225.  The following factors are helping the Company manage its liquidity and enable it to progress its business towards cash-flow break-even, and ultimately profitability:

(1)  We recorded approximately $1,140,000 in new order bookings during the three-month period ended March 31, 2016, compared to approximately $450,000 in new order bookings during the comparable period in 2015.  For the fiscal year ended December 31, 2016, we believe our total new order bookings will range from $8,000,000 to $10,000,000.

(2)  The Company continues to employ “just in time” principles in its procurement processes for third party hardware, meaning that it attempts to schedule delivery to the customer of the third party hardware that the Company sells immediately after it receives the hardware.

(3)  We believe that we have the capability to reduce operating expenses, should circumstances warrant.

(4)  The Company consumed $3.2 million in cash during the first quarter of 2016, including $1.2 million in cash used to pay down accounts payable.  We do not expect this level of quarterly cash consumption to continue in the quarters to come.  Our cash consumption is expected to decrease in the ensuing months as our new sales order bookings accelerate and cash from renewing customers continues to be collected.

(5) We will consider on a case-by-case basis credit facilities or equity or debt financings to leverage our recurring revenue streams and support additional growth.

Based upon the above-listed factors, we believe we will have adequate cash resources for the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we issued a total of 312,857 shares of our common stock as described below:

1)    The Company issued 140,000 shares related to 11 agreements with individuals and entities who are assisting the Company in its national expansion efforts and sales within Texas.

2)    The Company issued 25,000 shares to a previous holder of Series B Stock.

3)    The Company issued 5,000 shares at $8.50 per share with respect to the conversion of a promissory note, and

4)    The Company issued 100,000 shares at $2.06 per share and 42,857 shares at $2.09 per share to two consultants for services.

The offers and sales of common stock described above were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and the Company had a pre-existing relationship with each person to whom common stock was sold.  We disclosed to the purchasers that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares include a legend to that effect.

The shares of common stock issued upon conversion of the promissory note were sold without registration in reliance of the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Certificate of Correction, dated March 29, 2016 (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Commission on March e31, 2016)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: May 16, 2016	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Duly Authorized Officer