Form 10-Q
period 2016-06-30
COPsync, Inc.
filed 2016-08-15
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2016, was 8,888,975 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,220,950	$8,295,310
Accounts receivable, net	386,827	426,265
Inventories	581,979	484,695
Prepaid expenses and other current assets	686,580	543,949
Total Current Assets	3,876,336	9,750,219

PROPERTY AND EQUIPMENT, net	383,159	124,188

CAPITALIZED SOFTWARE, net	224,804	-

INVESTMENT	50,000	-

TOTAL ASSETS	$4,534,299	$9,874,407

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,487,191	$2,486,529
Deferred revenues	1,855,462	2,028,120
Obligation under capital lease, current portion	43,825	9,010
Three Year, 50% notes payable	40,500	40,500
Notes payable, current portion	307,893	126,260
Total Current Liabilities	3,734,871	4,690,419

LONG-TERM LIABILITIES

Deferred revenues	1,241,542	1,091,838
Obligation under capital lease	140,431	19,118
Convertible notes payable	30,000	30,000
Three Year, 50% notes payable, net of $7,668 discount, non-current portion	32,832	66,000
Notes payable, non-current portion	45,444	219,963

Total Liabilities	5,225,120	6,117,338

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, par value $0.0001 per share, 50,000,000 shares authorized; 8,888,975 and 8,362,903 issued and outstanding, respectively	886	837
Common stock to be issued, 159,170 and 260,206 shares, respectively	204,806	700,121
Additional paid-in-capital	34,404,671	33,043,232
Accumulated deficit	(35,301,194)	(29,987,131)

Total Stockholders' Equity (Deficit)	(690,821)	3,757,069

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,534,299	$9,874,407

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES

Hardware, installation and other revenues	$448,836	$499,278	$890,038	$1,001,935
Software license/subscription revenues	841,834	747,313	1,682,728	1,415,542

Total Revenues	1,290,670	1,246,591	2,572,766	2,417,477

COST OF REVENUES

Hardware and other costs	764,844	366,703	1,341,315	820,045
Software license/subscriptions	354,393	321,494	721,062	625,186

Total Cost of Revenues	1,119,237	688,197	2,062,377	1,445,231

GROSS PROFIT	171,433	558,394	510,389	972,246

OPERATING EXPENSES

Research and development	517,754	459,547	902,860	945,167
Sales and marketing	1,511,004	450,822	2,769,408	815,189
General and administrative	1,190,715	589,214	2,104,975	1,004,418

Total Operating Expenses	3,219,473	1,499,583	5,777,243	2,764,774

LOSS FROM OPERATIONS	(3,048,040)	(941,189)	(5,266,854)	(1,792,528)

Interest Expense	(35,930)	(170,177)	(47,209)	(238,910)

NET LOSS BEFORE INCOME TAXES	(3,083,970)	(1,111,366)	(5,314,063)	(2,031,438)

INCOME TAXES	-	-	-	-

NET LOSS	$(3,083,970)	$(1,111,366)	$(5,314,063)	$(2,031,438)

Series B preferred stock dividend	-	(2,553)	-	(17,943)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	(23,625)	-	(34,125)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,083,970)	$(1,137,544)	$(5,314,063)	$(2,083,506)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.35)	$(0.28)	$(0.61)	$(0.51)

WEIGHTED AVERAGE NUMBER OF CCOMMON SHARES OUTSTANDING - BASIC & DILUTED	8,795,815	4,055,284	8,677,420	4,049,121

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,314,063)	$(2,031,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,160	26,907
Employee stock compensation	82,495	95,832
Stock issued for services	268,172	-
Capital contributed/co-founders' forfeiture of contractual compensation	25,000	39,500
Discount on three-year, 50% notes payable	7,332	33,756
Interest expense on beneficial conversion feature of convertible promissory notes	-	96,558
Amortization of endorser agreements	640,602	-
Valuation of warrants for services rendered	57,921	23,551
Bad debt expense	54,592
Loss on asset disposals	2,396	1,780
Change in operating assets and liabilities:
Accounts receivable	(15,154)	1,024
Inventories	(97,284)	(59,616)
Prepaid expenses and other current assets	(316,262)	30,191
Deferred loan costs	-	50,000
Deferred revenues	(22,954)	(466,662)
Accounts payable and accrued expenses	(1,002,054)	843,326
Net cash used in operating activities	(5,587,101)	(1,315,291)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	(50,000)	-
Capitalized software costs	(224,805)	-
Proceeds from asset disposals	19,950	4,000
Purchases of property and equipment	(120,439)	(8,404)
Net cash used in investing activities	(375,294)	(4,404)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	389,834
Proceeds from issuance of common stock for cash	-	617
Proceeds from common stock to be issued, net	-	3,960
Proceeds from the issuance of stock for warrant exercised	-	107,600
Proceeds received on convertible notes	-	514,315
Payments on notes payable	(63,273)	(122,756)
Payments on three-year, 50% notes payable	(40,500)	(15,000)
Payments on capitalized lease obligations	(8,192)	(3,730)

Net cash provided by (used in) financing activities	(111,965)	874,840

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(6,074,360)	(444,855)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,295,310	587,459

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,220,950	$142,604

The accompanying notes are an integral part of these financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$49,223	$37,989
Cash paid for income tax	$26,509	$8,298

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for prior year warrant exercises	$-	$32,000
Issuance of common stock for prior year stock subscriptions	$211,257	$20,000
Insurance proceeds applied to outstanding bank loan	$-	$11,254
Series B Preferred stock dividends	$-	$17,943
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	$-	$34,125
Conversion of convertible notes into 325,000 and 200,000 shares of common stock, respectively	$-	$65,000
Financing of prepaid insurance policy	-	43,045

The accompanying notes are an integral part of these financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the "Company") are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, and its results of operations and cash flows for the three and six months ended June 30, 2016.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016, or any other period. The year-end condensed balance sheet data as of December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

VidTac is a software-driven video system for law enforcement.  Traditional in-vehicle video systems are “hardware centric” DVR-based systems. The video capture, compression and encryption of the video stream is performed by the DVR. A software-driven video system like VidTac is less expensive than a DVR-based system and eliminates the need for an agency to purchase a second DVR computer that needs to be replaced every three to four years as new patrol vehicles are placed into service.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

In addition to Texas, the Company sells its products in twelve other states.

At June 30, 2016, the Company had cash and cash equivalents of $2,220,950, working capital of $141,465 and an accumulated deficit of $35,301,194.  The following factors are helping the Company manage its liquidity:

(1)  The Company recorded approximately $1,408,000 and $2,548,000 in sales bookings during the three-month and six-month periods ended June 30, 2016, compared to approximately $1,452,000 and $1,903,000 during the comparable periods in 2015.  Of the total sales bookings for the first six months ended June 30, 2016, approximately $1,358,000 remains unpaid.

(2)  On July 1, 2016, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement which registered the offer and sale of up to $25 million of securities which may be issued by the Company from time to time in indeterminate amounts and at indeterminate times.

(3) The Company will consider on a case-by-case basis additional credit facilities or equity or debt financings to leverage its recurring revenue streams and support additional growth.
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

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

Capitalized Software

The Company began capitalizing its software development costs during the second quarter of 2016. See Note 10 – Capitalized Software for further information.

NOTE 4 – RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact our audited financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016.  The Company does not believe this new pronouncement has any application to its financial statements at this time.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company's cash and cash equivalents, at June 30, 2016 and December 31, 2015, respectively, consisted of the following:

Category	June 30, 2016	December 31, 2015
	(Unaudited)
Unrestricted	$1,971,454	$8,295,310
Restricted	249,496	-

Total Cash and cash equivalents	$2,220,950	$8,295,310

During the second quarter of 2016, the Company was requested to pay-off the balance of a lease agreement involving an equipment financing company owned by one of the Company’s outside directors (See Notes 12 and 21).  The total balance of the agreement was $241,238, inclusive of principal totaling $219,262, $21,976 for interest on future lease payments called for under the agreement and miscellaneous processing fees. To facilitate this request, the Company secured a bank loan to fund the pay-off.  The new loan is a one-year interest only note that requires a restricted balance for principal plus interest of $249,496.

NOTE 6 – ACCOUNTS RECEIVABLE

The Company's accounts receivable, net, at June 30, 2016 and December 31, 2015, respectively, consisted of the following:

Category	June 30, 2016	December 31, 2015
	(Unaudited)
Trade receivables	$1,474,483	$1,360,929
Other receivables	33,691	26,360
Elimination of unpaid deferred revenue	(1,033,347)	(861,024)
Allowance for doubtful accounts	(88,000)	(100,000)

Accounts Receivable, net	$386,827	$426,265

Accounts receivable is derived principally by revenue earned from end-users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

Our trade receivables increased by approximately $113,000 principally due to one reseller’s increased sales volume. At June 30, 2016, the Company considers it has a concentration of credit risk involving a single customer who owes the Company an account balance equivalent to 43% of the Company’s Accounts Receivable, net. The Company is discussing various payment plans with the customer and believes this matter will be successfully resolved by the end of 2016.

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

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

At June 30, 2016, the $88,000 allowance consisted of a $78,000 specific reserve following a customer specific review of total receivables, and a $10,000 general, or non-specific, allowance, compared to a $90,000 specific and $10,000 general allowances at December 31, 2015.  The decrease in the specific allowance relates to certain accounts where their previous outstanding receivable balances were written-off to the allowance for doubtful accounts in the second quarter of 2016. As of December 31, 2015, the Company established a $10,000 general allowance, which is directed towards receivables that are over sixty days of age and may be at risk of collection.

NOTE 7 – INVENTORY

The Company's inventory, at June 30, 2016 and December 31, 2015, respectively, consisted of the following:

Category	June 30, 2016	December 31, 2015
	(Unaudited)
Finished goods	$601,979	$504,695
Obsolescence Allowance	(20,000)	(20,000)

Total Inventory, net	$581,979	$484,695

The approximate $97,000 increase in inventory in the first six months of 2016 is due to an increase in on-hand general equipment and supplies, partially offset by a reduction in the Company’s VidTac finished goods inventory.

Total inventory at June 30, 2016 and December 31, 2015 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s proprietary VidTac product and its related components.  The Company attempts to procure hardware as a result of receiving a customer order.  Accordingly, the hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  Beginning in 2016, the Company has begun to procure certain inventory items on a stock basis so the Company can quickly install the equipment for a new contract.  Additionally, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

With respect to the Company’s VidTac product, a manufacturing agreement was executed in 2012 with a single contract manufacturer and calls for the Company to periodically place a demand purchase order for a fixed number of finished units to be manufactured and delivered as finished goods.  The Company’s purchase orders placed with the contract manufacturer are non-cancellable; however, there are some relief provisions: (1) the Company may change the original requested delivery dates if the Company gives sufficient advance notice to the contract manufacturer; and (2) should the Company elect to cancel a purchase order in total or in part, it would be financially responsible for any materials that could not be returned by the contract manufacturer to its source suppliers.

When the VidTac product is recorded into finished goods, it consists of a kit consisting of four basic components.  It is inventoried as a single unit of inventory.  If a single component fails or needs to be replaced, the Company will replace with a new unit and inventory the components, which would still be considered finished goods.  Should a component need to be repaired, it is returned to the contracted manufacturer for analysis and repair. The repaired component is then shipped to the Company and inventoried as a finished goods component.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 8 – PREPAID EXPENSES AND OTHER ASSETS

The Company's prepaid expenses and other assets consisted of the following at June 30, 2016 and December 31, 2015, respectively:

Category	June 30, 2016	December 31, 2015
	(Unaudited)
Prepaid Insurance	$52,386	$69,456
Subscriptions	184,872	54,756
Vendor Prepayments	211,309	34,389
Deferred Valuation Expense Related To Endorser Agreements	148,500	353,802
Molds	57,967	-
Deferred Charges	31,546	31,546

Total Prepaid Expenses and Other Assets	$686,580	$543,949

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

Vendor prepayments principally consist of a personnel search firm and a consultant for advisory services.  These prepayments will be charged to operating expenses in fiscal year 2016 as the services are performed and as production of VidTac commences.

Deferred valuation expense relates to an endorsement agreement the Company entered into in January 2016 with an endorser who agreed to assist the Company with its brand recognition and sales efforts for COPsync products in pre-designated geographical areas. The agreement requires six quarterly payments of $250,000 and the grant of 100,000 shares of the Company’s common stock which was granted at signing and an additional 100,000 shares to be granted six months after signing.  The non-cash value of the endorsement agreement totaled $206,000 and was determined by using the stock price on the date of the agreement. This amount is being amortized to non-cash consulting expense over the service period or six months.

Deferred charges pertain to off-the-shelf computer aided dispatch systems (“CAD”), purchased from an outside software services company and yet to-be delivered to one contracted customer.  The Company expects to complete and deliver these services in fiscal year 2016, at which time these deferred charges will be matched against the applicable revenues.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 9 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at June 30, 2016 and December 31, 2015 was:

Classes of Depreciable Assets	June 30, 2016	December 31, 2015
	(Unaudited)
Fleet Vehicles	$337,718	$148,940
Fleet Vehicles - Capitalized Lease	35,098	35,098
Furniture and Fixtures	14,204	10,467
Computer Hardware	145,400	86,508
Computer Software	36,935	36,935
Property and Equipment	$569,355	$317,948

Accumulated Depreciation	$(186,196)	$(193,760)

Net Property and Equipment	$383,159	$124,188

The increase of approximately $251,000 relates to the acquisition of ten vehicles and computer equipment and office furniture.  Offsetting this increase was a loss of $2,396 resulting from the disposition of five vehicles. Depreciation expense for quarters ended June 30, 2016 and 2015 was $26,637 and $13,280, respectively, and for the six months ended June 30, 2016 and 2015, $42,160 and $26,907, respectively.

NOTE 10 – CAPITALIZED SOFTWARE

In the second quarter of 2016, the Company capitalized developmental software in accordance with ASC 730 – Research & Development and ASC 985 –Software.
Within that accounting guidance, companies may elect to capitalize certain portions of their R&D expenses relating to the development of new products or services.  R&D expenses are capitalized as follows: 1) All R&D costs incurred in developing a new product or service must be expensed as incurred until “technological feasibility” has been achieved; that is, until R&D efforts substantiate the new product or service can, in fact, be made; 2) Upon achieving “technological feasibility”, the Company capitalizes all incurred costs until the product is ready for production and or for sale; 3) Once the product/service is ready for production or for sale, then all future costs, (maintenance & support) are expensed as incurred; and 4) The capitalized costs are then amortized over the future beneficial life cycle of the product/service.
All costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Those costs are charged to expense when incurred as required by Subtopic 730-10.
The technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.
Based upon the accounting guidance, the Company has concluded that at different points in time during the second quarter of 2016, three projects now meet the requirements for achieving “technological feasibility” per “ACS 985-25-2-a-1-3” and has elected to begin capitalizing the R&D expenses incurred for the time-period between that date of achieving “technological feasibility” and the anticipated date when the respective projects conclude with the product or service being ready for production or for sale.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

The incurred costs for each of these projects are derived from both in-house and outside work efforts.  The outside work efforts are represented by third-party programming service providers, one of which has been a long-time Company vendor.  For purposes of this procedure and for the second quarter of 2016, the Company has elected to capture and capitalize the applicable costs paid to third-party service providers.  The Company elected this treatment because it could not cost-effectively capture in-house costs during the second quarter of 2016. In the future, and if the Company is in a position to cost-effectively capture the related in-house expenses, the Company may capture these in-house costs as well.
Management believes a three-year period, representing the future beneficial life cycle of the product/service, is a reasonable period of time upon which to amortize the capitalized costs, commencing when the respective project arrives at a point where the product/service is ready for production/sale.
For the three-month and six-month periods ended June 30, 2016, the Company capitalized $224,804 in developmental software costs. Total estimated cost for the project is $1,186,000.
NOTE 11 – INVESTMENTS

The Company loaned $50,000 to GTX Corp pursuant to a convertible promissory note on February 8, 2016. Both principal and interest are due on February 8, 2017 and bears interest at 8% per annum.  The note has an optional conversion feature that converts the note into 5,000,000 shares of GTX Corp’s common stock at $0.01 per share at the Company’s option.  The Company’s intent is to hold the instrument until maturity.  The convertible note is accounted for under the cost method of accounting.

NOTE 12 – NOTES PAYABLE

The following table summarizes notes payable at June 30, 2016 and December 31, 2015, respectively, including the three-year, 50% notes payable:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Loan Type
Bank	$491,743	$310,894
Insurance	45,851	63,457
Short-term notes	73,331	106,500
Total notes payable	610,925	480,851
Less: Current portion	(392,218)	(175,770)
Long-term portion	$218,707	$305,081

During the six months ended June 30, 2016, the Company had increases in notes payable for financing of general liability insurance of $32,000 and car loans of $213,017 related to the purchase of eight vehicles.

During the six months ended June 30, 2016, the Company paid a bank loan for $219,264 with the proceeds from a new bank loan.  The new loan in the amount of $241,238 is a one-year interest only note and under applicable accounting standards requires a restricted balance for principal and interest.

During the first six months of 2016, the Company made total principal payments of $111,965.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 13 - CONVERTIBLE NOTES PAYABLE

The Company’s total convertible notes payable at June 30, 2016 was $30,000.  The following table shows the components of convertible notes payable at June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
	(Unaudited)
Total Convertible Notes Payable at beginning of period	$30,000	$398,786
Plus: additional notes payable	-	526,315
Less: note conversions	-	(895,101)

Convertible notes payable, net, long-term portion	$30,000	$30,000

The outstanding convertible note is convertible into shares of Company common stock at the option of the Payee at $11.00 per share. Unless earlier converted, the note is due on April 1, 2018.

NOTE 14– PREFERRED STOCK

Preferred Stock Series A

The Company issued a total of 100,000 shares of its Series A Preferred Stock in April 2008 as partial consideration for its acquisition of a 100% ownership interest in PostInk Technology, LP (“PostInk”).  Each share of Series A Preferred Stock is convertible into one share of common stock, but has voting rights on a basis of 15 votes per share, after adjusting for the Company’s reverse stock split in October 2015.  These shares are held by the former general partner of PostInk, which is owned by the co-founders of the Company.

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

For the quarters ended June 30, 2016 and 2015, gross dividends on the Series B Preferred Stock were $0 and $26,178, respectively. For the six months ended June 30, 2016 and 2015, gross dividends on the Series B Preferred Stock were $0 and $52,068.

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
Notes To Condensed Financial Statements
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

NOTE 15 – COMMON STOCK

During the six months ended June 30, 2016, the Company issued 526,072 shares of common stock as described below:

(1) The Company issued 140,000 shares related to endorsement agreements (80,000 shares at $2.50 per share, 35,000 shares at $2.61 per share and 25,000 shares at $6.20), 25,000 shares to a previous holder of our Series B Preferred Stock, whose Series B certificate we received, and 53,215 shares for note conversion (5,000 shares at $8.50 per share and 48,215 shares at $3.50).  All shares were recorded in common stock to be issued at December 31, 2015.

(2) The Company issued 207,857 shares to consultants for services (42,857 shares at $2.09, 100,000 shares at $2.06 and 65,000 shares at $1.88).

(3) The Company issued 30,000 shares for advisory services. These shares are expected to be cancelled in the third quarter of 2016.

NOTE 16 – COMMON STOCK TO BE ISSUED

The following table provides a reconciliation of the transactions, number of shares and associated values for the common stock to be issued at June 30, 2016 and December 31, 2015, respectively.

	At June 30, 2016		At December 31, 2015
	(Unaudited)
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock	-	$3,000	-	$3,000
Series B conversion	50,000	6	75,000	9
Note conversion	9,170	32,000	45,206	238,997
Consulting and Endorsement agreements	100,000	169,800	140,000	458,115

Total number of shares and value	159,170	$204,806	260,206	$700,121

NOTE 17– BASIC AND FULLY DILUTED LOSS PER SHARE

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

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

The Company's common stock equivalents, at June 30, 2016 and December 31, 2015, respectively, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	June 30, 2016 (Unaudited)	December 31, 2015
Convertible promissory notes outstanding	2,728	2,728
Warrants outstanding	4,552,126	4,575,098
Stock options outstanding	292,100	242,100
Preferred stock outstanding	2,000	2,000
Common stock to be issued	59,170	260,206
Total Common Stock Equivalents	4,908,124	5,082,132

NOTE 18 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants at June 30, 2016, is as follows:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 6/30/16	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 6/30/16	Weighted Average Exercise Price
$1.75 - 3.13	4,011,134	4.30	$3.14	4,011,134	$3.15
$5.00	181,932	2.37	$5.00	45,932	$5.00
$6.50- 9.50	284,068	4.02	$7.55	284,068	$7.55
$10.00- 22.50	74,992	2.19	$12.73	74,992	$12.73

$1.75 - 22.50	4,552,126	4.17	$3.65	4,416,126	$3.61

NOTE 19 – EMPLOYEE OPTIONS

The Company provides a stock-based compensation plan, the 2009 Long Term Incentive Plan (the “Plan”) that was adopted by the Board of Directors on September 2, 2009 and approved by stockholders on July 27, 2009. Under the Plan, the Company can grant nonqualified options to employees, officers, outside directors and consultants of the Company or incentive stock options to employees of the Company. At June 30, 2016, there were 400,000 shares of common stock authorized for issuance under the Plan, which was increased at the Company’s annual meeting of stockholders on July 28, 2016. See Note 22 – Subsequent Events, for further information.  The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years. As of June 30, 2016, options to purchase 292,100 shares of the Company’s common stock were outstanding under the plan, of which options to purchase 176,553 shares were exercisable.

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

For the quarter ending June 30, 2016, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.85%
Expected life	10 years
Expected volatility	120%
Dividend yield	0.0%

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

For the six months ended June 30, 2016 and 2015, the Company recorded share-based compensation expense of $82,495 and $95,832, respectively.

For the six months ended June 30, 2016, the Company granted options to purchase 60,000 shares of its common stock with a weighted average exercise price of $1.68 per share to the Company’s five outside directors, who each receive options as part of their annual compensation for serving on the Company’s Board of Directors.  The total value of these 60,000 stock options in the aggregate, utilizing the Black Scholes valuation method, was $97,648.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the three months ended June 30, 2016 under the Company’s 2009 Long Term Incentive Plan, as amended is as follows:

	June 30, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	242,100	$4.99	$-
Granted	60,000	$1.68	$-
Exercised	–	$0.00	$-
Forfeited/ Cancelled	(10,000)	$5.00	$-

Outstanding at period end	292,100	$4.77	$-	6.92

Options vested and exercisable at period end	176,553	$5.52	$-	5.52

Weighted average grant-date fair value of options granted during the period		$1.63

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.65 – $ 4.00	150,000	7.76	$2.56	50,000	$4.00
$4.50 – $ 21.00	142,100	6.00	$7.10	126,553	$6.13
	292,100			176,553

A summary of the status of the Company’s non-vested option shares as of June 30, 2016 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	66.969	$6.34
Granted	60,000	$1.68
Forfeited	-	$-
Vested	(11,422)	$12.40
Non-vested	115,547	$3.30

The Company’s stockholders approved a repricing of the exercise price of certain of the Company’s outstanding options at the Company’s annual meeting of stockholder on July 28, 2016. See Note 22 – Subsequent Events, for further information.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

As of June 30, 2016, there was approximately $380,750 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 2.5 years.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of June 30, 2016, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	After 2020

Debt Obligations	$726,109	$340,424	$377,384	$8,301	$-
Capital Lease Obligations	185,022	23,427	96,667	64,928	-
Operating Lease Obligations	610,989	94,688	309,119	207,182	-
Total Obligations	$1,522,120	$458,539	$783,170	$280,411	$-

Compensation

See Item 11, “Employment Contracts, Termination of Employment and Change in Control,” contained in the Company’s Form 10-K/A for the year ended December 31, 2015 and filed on April 29, 2016, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company be profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for the six months ended June 30, 2016 and 2015 totaled $20,000 for Mr. Chaney and $5,000 for Mr. Rapp and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

NOTE 21 – RELATED PARTY TRANSACTIONS

On December 22, 2014, the Company executed a forty-eight-month capital lease agreement with a third-party service provider owned by one of the Company’s outside directors for the lease of two vehicles.  The agreement requires monthly payments of $873 totaling $35,098 over the life of the lease and has a minimal buy-out option at the end of the lease.  Accordingly, both a lease property asset and obligation in the amount of $35,098 was reported as of December 31, 2014, with lease payments beginning in January 2015. At June 30, 2016, the lease property asset and obligation values were $17,548 and $23,385, respectively.

In November 2013, the Company executed two short-term notes payable totaling $313,477 with an equipment financing company owned by one of the Company’s outside directors for the specific purpose of financing the purchase of certain third-party equipment to be sold to contracted customers.  Both notes were to mature in May 2014, bore interest at 16% annually, were payable upon maturity, and were collateralized by the third-party equipment being procured.  The maturity dates for both notes were formally extended until June 25, 2015.  On September 1, 2015, a new agreement was executed between the parties that restructured the arrangement into a rental agreement, consisting of: a total value of $322,305, inclusive of principal and interest; a term of 48 months, monthly payments of $5,465; a buy-out amount of $65,576; and a $60,000 cash payment upon signing. During the second quarter of 2016, the Company paid off this note through the execution of a $241,238 note payable to Provident Bank.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

In June 2016, the Company executed a four-year capitalized lease with a third party service provider (owned by one of the Company’s outside directors) for four vehicles.  The principal value of the lease is $164,320, plus interest at a rate of 9.74% per annum.  The monthly lease payments are $4,125. (See Note 12 – Notes Payable)

NOTE 22 – SUBSEQUENT EVENTS

During the third quarter of 2016, the Company began serving as a sales agent for Smart Beacon—a LifeWatch, Inc. technology—a wearable alert device which allows the user to contact emergency services in case of an emergency.
On July 28, 2016, the Company’s stockholders approved the following:
(1) A one-time repricing of all of the Company’s outstanding stock options granted prior to December 1, 2015 (a total of 237,900 shares of stock) that were outstanding on July 28, 2016 to the greater of (i) the closing price of one share of the Company’s common stock on the date of the annual meeting or (ii) $2.22. The Company expects to reprice the options during the third quarter of 2016.

(2) The following amendments to the Plan, which:
(a)  Increased the number of authorized shares available for issuance under the Plan to 1.8 million shares, an increase of 1.4 million shares;
(b)  Increased the number of shares that may be granted as stock options to any one individual to 900,000, an increase of 860,000 shares; and
(c) Increased the number of automatic stock option issued to outside Board members upon their initial election or appointment to the Board to 20,000 shares and annually thereafter to 10,000 shares, provided the Board member has served on the Board at least six months.

(3) The 2016 COPsync, Inc. Employee Stock Purchase Plan, which authorizes the sale of up to 942,000 shares of the Company’s common stock.

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

Overview

COPsync, Inc. (“COPsync,” the “Company,” “we,” “us” or “our”) operates what we believe to be the only real-time, law enforcement mobile data information system in the United States.  We refer to this real-time, in-car information sharing, communication and data interoperability network as the “COPsync Network.” The COPsync Network, delivered via software as a service, is designed to solve the so-called “interoperability” problem that exists among the approximate 18,000 state and local law enforcement agencies today.  Put simply, these 18,000 state and local law enforcement agencies operate in information “silos’ and are not able to readily share real-time mission critical information or communicate crimes in progress from one agency to the next. The COPsync Network is designed to:

•
 Improve communication between and among law enforcement officers and agencies by allowing law enforcement officers to compile and share information, in real-time, via a common database accessible by all such officers on the COPsync Network, regardless of agency jurisdiction;

•
Allow officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas, Mississippi and Massachusetts, (iii) the historical databases of our agency subscribers who have provided us with such access, (iv) certain Department of Homeland Security’s El Paso Intelligence Center (EPIC) information relating to persons crossing the United States – Mexico border, and (v) our COPsync Network database which is populated with non-adjudicated law enforcement information created by our law enforcement officer subscribers. As we continue to expand the scope of our operations to states other than noted above, we anticipate that we will be granted access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state and municipal agencies and the “siloed” law enforcement databases of law enforcement records management system (“RMS”) vendors;

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

The Company began capitalizing its software development costs during the second quarter of 2016. See Note 10 – Capitalized Software for further information.

Results of Operations

Revenues

Total revenues for the three-month and six-month periods ended June 30, 2016 were $1,290,670 and $2,572,766, respectively, compared to $1,246,591 and $2,417,477 respectively, for comparable periods in 2015.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions for the three-month and six-month periods ended June 30, 2016 were $841,834 and $1,229,467, respectively, compared to $747,313 and $1,415,542, respectively, for comparable periods in 2015.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, increased revenue attributable to contract renewals, and revenues attributable to our product, COPsync911.  Hardware, installation and other revenues for the three-month and six-month periods ended June 30, 2016 were $448,836 and $890,038, respectively, compared to $499,278 and $1,001,935, respectively, for comparable periods in 2015.

Some of our new contracts are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenue and subsequently recognized as revenue ratably during the service period.  As of June 30, 2016, we had $3,097,004 in deferred revenues, compared to $3,119,958 at December 31, 2015.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month periods ended June 30, 2016 and 2015:

	For the three months ended June 30,				For the six months ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%

Hardware, installation and other revenues
Revenues	$448,836	100%	$499,278	100%	$890,038	100%	$1,001,935	100%
Cost of Revenues-hardware & other external costs	595,100	133%	323,585	65%	1,037,948	117%	717,132	75%
Cost of Revenues-internal costs	169,744	37%	43,118	8%	303,367	33%	102,913	6%
Total Gross Profit (Loss)	$(316,008)	(70)%	$132,495	27%	$(451,277)	(50)%	$181,890	19%

Software license/subscription revenues
Revenues	$841,834	100%	$747,313	100%	$1,682,728	100%	$1,415,542	100%
Cost of Revenues-internal costs	354,393	42%	321,494	43%	721,062	42%	625,186	44%
Total Gross Profit	$487,441	58%	$425,819	57%	$961,666	58%	$790,356	56%

Total Company
Revenues	$1,290,670	100%	$1,246,591	100%	$2,572,766	100%	$2,417,477	100%
Cost of Revenues	1,119,237	87%	688,197	55%	2,062,377	80%	1,445,231	66%
Total Gross Profit	$171,433	13%	$558,394	45%	$510,389	20%	$972,246	34%

Total cost of revenues for the three-month and six-month periods ended June 30, 2016, were $1,119,237 and $2,062,377, respectively, compared $688,197 and $1,445,231 for the respective comparable periods in 2015.  As a result, we realized gross profits for the three-month and six-month periods ended June 30, 2016 of $171,433 and $510,389, respectively, compared to $558,394 and $972,246, respectively, for the comparable periods in 2015.

Cost of revenues for hardware, installation and other revenues for the three-month and six-month periods ended June 30, 2016 were $764,844 and $1,341,315, respectively, compared to $366,703 and $820,045, respectively, for comparable periods in 2015.   Included in the cost of these revenues are internal costs, which represent salaries and travel expenses for our in-house installation and training staff.  The decrease in gross profit performance was due principally to slightly fewer hardware units installed during the quarter, price discounting and increased internal costs between periods.  We believe some price discounting will continue through 2016 as we attempt to accelerate our growth in sales bookings, and ultimately increased overall revenues.

Cost of revenues for software license/subscription revenues for the three-month and six-month periods ended June 30, 2016 were $354,393 and $721,062, respectively, compared to $321,494 and $625,186, respectively, for the comparable periods in 2015.  These represent internal costs associated with our customer support team and web-hosting facilities in 2015.  The resulting gross profit from software license/subscription revenues for the three-month and six-month periods ended June 30, 2016 were $487,441 and $961,666, respectively, compared to $425,819 and $790,356, respectively, for comparable periods in 2015.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.

Research and Development

Total research and development expenses for the three-month and six-month periods ended June 30, 2016 were $517,754 and $902,860, respectively, compared to $459,547 and $945,167, respectively for the comparable periods in 2016.  Total expenses increased during the three-month period due to increased headcount and utilization of third-party software service providers; however, the increase was partially offset by capitalization of certain software development expenses totaling approximately $224,000 during the period. Total research and development expenses for the six-month period decreased due to the capitalization of certain software development expenses described above.

We plan to continue our increased research and development spending in fiscal year 2016, unless it is necessary for us to reduce expenses to maintain adequate liquidity.

Sales and Marketing

Total sales and marketing expenses for the three-month and six month periods ended June 30, 2016 were $1,511,004 and $2,769,408, respectively, compared to $450,822 and $815,189, respectively for the comparable periods in fiscal 2015.  This increase in expenses was partially due to the Company entering into certain endorser agreements; the purpose of which was to assist in our planned sales growth.  More specifically, the Company in November 2015 entered into certain agreements with a number of individuals or entities who the Company believes will enhance the Company’s brand recognition and assist its sales efforts in certain geographical areas, principally outside the State of Texas.  The term of these agreements are twelve months.  As compensation for their services, these persons were issued certain shares of the Company’s common stock.  Additionally, certain of these persons will also receive cash retainers for their services.

The increase in sales and marketing expenses was also attributable to the addition of new sales personnel in eight states outside of the State of Texas who were hired during the second quarter of 2016 as the initial step in expanding our sales footprint.  We anticipate this ramp-up period to take us through fiscal year 2016.

We expect our future quarterly sales and marketing expenses to continue at the expense level incurred in the second quarter of 2016.

General and Administrative

Total general and administrative expenses for the three-month and six month periods ended June 30, 2016 were $1,190,715 and $2,104,975, respectively, compared to $589,214 and $1,004,418, respectively for the comparable periods in fiscal 2015.  The increase in expenses between the respective periods is due to increased professional fees for general financial advisory, government relations, investor relations, legal, payroll, and travel expenses.   Included in these expenses for fiscal year 2016 are non-cash expenses of approximately $99,000 and $378,000 for the three month and six month periods ended June 30, 2016, relating to the value of various stock and warrant grants awarded to 3rd party service providers during the respective periods.

We believe our general and administrative expenses for the remainder of 2016 will remain relatively consistent with expense levels in the second quarter of 2016.

Other Expense

Other expense, consisting of interest expense, totaled $35,930 and $47,210 for the three-month and six-month periods ended June 30, 2016, respectively, compared to $170,177 and $238,910, respectively, for same periods in fiscal 2015.  The decrease between periods of $134,247 and $191,700 are principally due to the conversion of debt to equity taking place in fiscal year 2015.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and six-month periods ended June 30, 2016 was $3,083,970 and $5,314,063, respectively, compared to $1,111,366 and $2,031,438, respectively, for the same periods in fiscal 2015.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of June 30, 2016, we had $2,220,950 in cash and cash equivalents, compared to $8,295,310 as of December 31, 2015.  The $6,074,359 decrease in cash was due to net cash used by operating activities of $5,811,906, investing activities of $150,489 and financing activities of $111,965.

The net cash used by financing activities represents monthly payments on outstanding notes for automobile and business insurance loans and capitalized lease obligations.

We had a working capital of $141,465 on June 30, 2016, compared to $5,059,799 on December 31, 2015.  However, on June 30, 2016, our current liabilities included $1,855,462 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which, we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

At June 30, 2016, we had cash and cash equivalents of $2,220,950, working capital of $141,465 and an accumulated deficit of $35,273,363.  The following factors are helping us manage our liquidity and enabling us to progress our business towards cash-flow break-even, and ultimately profitability:

(1)  We recorded approximately $1,408,000 and $2,548,000 in sales bookings during the three-month and six-month periods ended June 30, 2016, compared to approximately $1,452,000 and $1,903,000 during the comparable periods in 2015. Of the total sales bookings for the first six months ended June 30, 2016, approximately $1,358,000 remains unpaid. For the fiscal year ended December 31, 2016, we believe our total sales bookings plus proceeds from an equity raise will be sufficient to fund operations.

(2)  On July 1, 2016, we filed with the Securities and Exchange Commission a Form S-3 Registration Statement which registered the offer and sale of up to $25 million of securities which may be issued by us from time to time in indeterminate amounts and at indeterminate times.

(3)  We consumed $5.8 million in cash during the first six months of 2016, including $1.2 million in cash used to pay down accounts payable.  Our cash consumption is expected to decrease in the ensuing months as our sales bookings accelerate and cash from renewing customers continues to be collected.

(4)  We believe that we have the capability to reduce operating expenses, should circumstances warrant.

(5) We will consider on a case-by-case basis additional credit facilities or equity or debt financings to leverage our recurring revenue streams and support additional growth.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have accumulated significant losses as we have been developing our service and product offerings. We have had recurring losses and expect to report losses for fiscal 2016. We believe our current available cash, along with anticipated revenues, and capital raise will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.  There can be no assurance that the source of additional contracts will be achieved.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which outlines factors that could materially affect our business, financial condition or future results, and the additional risk factor below.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

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
On May 20, 2016, we received a notice from The NASDAQ Capital Market that we did not comply with Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities or $500,000 net income from continuing operations.  On July 19, 2016, The NASDAQ Capital Market granted us until November 16, 2016 to comply with Listing Rule 5550(b).  In the event the Company is unable to demonstrate compliance by the deadline, The NASDAQ Capital Market will notify the Company and the Company will have the opportunity to appeal any subsequent listing determination by the Staff to The NASDAQ Capital Market Hearings Panel. In such an event, it is expected that our common stock would remain listed and trading pending the issuance of the Panel’s decision and the expiration of any further extension granted by the Panel.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016, we issued a total of 526,072 shares of our common stock as described below:

(1)    The Company issued 210,000 shares for services related to 11 agreements with individuals and entities who are assisting the Company in its national expansion efforts and sales within Texas.

(2)    The Company issued 25,000 shares to a previous holder of Series B Stock whose Series B certificates we received.

(3)    The Company issued 53,215 shares (5,000 shares at $8.50 per share and 48,215 shares at $3.50 per share) with respect to the conversion of promissory notes, and

(4)    The Company issued 207,857 shares (100,000 at $2.06 per share, 42,857 shares at $2.09 per share and 65,000 shares at $1.88 per share) to six consultants for services.

The offers and sales of common stock for services described above were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the common stock and the Company had a pre-existing relationship with each person to whom common stock was sold.  We disclosed to the purchasers that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares include a legend to that effect.

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

COPSYNC, INC.

Date: August 15, 2016	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Duly Authorized Officer