Form 10-Q
period 2016-09-30
COPsync, Inc.
filed 2016-11-14
CIK 1383154

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2016, was 8,915,522 shares of Common Stock, $0.0001 par value.

COPSYNC, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

COPSYNC, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)	(Derived from audited statements)
Current Assets
Cash and cash equivalents	$392,949	$8,295,310
Accounts receivable, net	527,408	426,265
Inventories	576,668	484,695
Prepaid expenses and other current assets	653,322	543,949
Total Current Assets	2,150,347	9,750,219

Property and Equipment, net	372,132	124,188

Capitalized Software, net	620,949	-

Investment	50,000	-

Total Assets	$3,193,428	$9,874,407

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$2,154,283	$2,486,529
Deferred revenues	1,789,336	2,028,120
Obligation under capital lease, current portion	44,904	9,010
Convertible notes payable, current portion net of original issue discount of $31,579	568,500	-
Three Year, 50% notes payable, net of $0 discount, current portion	40,500	40,500
Notes payable, current portion	276,788	126,260
Total Current Liabilities	4,874,311	4,690,419

LONG-TERM LIABILITIES

Deferred revenues	1,218,677	1,091,838
Obligation under capital lease	128,820	19,118
Convertible notes payable	30,000	30,000
Three Year, 50% notes payable, net of $113,873 discount, non-current portion	35,444	66,000
Notes payable, non-current portion	41,101	219,963
Total Liabilities	6,328,353	6,117,338

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred stock, par value $0.0001 per share, 1,000,000 shares authorized; 100,000 shares issued and outstanding, respectively	10	10
Common stock, par value $0.0001 per share, 50,000,000 shares authorized; 8,915,522 and 8,362,903 issued and outstanding, respectively	889	837
Common stock to be issued, 284,170 and 260,206 shares, respectively	341,756	700,121
Additional paid-in-capital	34,488,740	33,043,232
Accumulated deficit	(37,966,320)	(29,987,131)

Total Stockholders’ Equity (Deficit)	(3,134,925)	3,757,069

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,193,428	$9,874,407

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES

Hardware, installation and other revenues	$578,807	$532,969	$1,468,844	$1,541,255
Software license/subscription revenues	868,555	730,577	2,551,284	2,139,768

Total Revenues	1,447,362	1,263,546	4,020,128	3,681,023

COST OF REVENUES

Hardware and other costs	524,460	422,940	1,865,774	1,242,985
Software license/subscriptions	367,752	302,300	1,088,815	927,486

Total Cost of Revenues	892,212	725,240	2,954,589	2,170,471

GROSS PROFIT	555,150	538,306	1,065,539	1,510,552

OPERATING EXPENSES

Research and development	558,155	316,116	1,461,015	1,261,283
Sales and marketing	1,505,958	563,213	4,275,366	1,378,402
General and administrative	1,127,896	577,143	3,232,870	1,595,760

Total Operating Expenses	3,192,009	1,456,472	8,969,251	4,235,445

LOSS FROM OPERATIONS	(2,636,859)	(918,166)	(7,903,712)	(2,724,893)

OTHER INCOME (EXPENSE)

Interest income	1,307	6,957	3,169	6,957
Interest expense	(29,574)	-	(78,646)	(238,910)
Beneficial conversion expense	-	(598,255)	-	(598,254)
Total Other Income (Expense)	(28,267)	(591,298)	(75,477)	(830,207)

NET LOSS BEFORE INCOME TAXES	(2,665,126)	(1,509,464)	(7,979,189)	(3,555,100)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,665,126)	$(1,509,464)	$(7,979,189)	$(3,555,100)

Series B preferred stock dividend	-	(8,091)	-	(26,034)
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	(18,375)	-	(52,500)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,665,126)	$(1,535,930)	$(7,979,189)	$(3,633,634)

LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.30)	$(0.38)	$(0.91)	$(0.89)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	8,889,264	4,061,464	8,748,550	4,053,557

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,979,189)	$(3,555,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,116	39,919
Amortization of beneficial conversion costs	-	598,254
Amortization of endorser agreements	794,552	-
Amortization of note discount	-	2,666
Employee stock compensation	141,989	145,591
Non-employee warrant compensation	287,119	-
Valuation of warrants for services rendered	57,921	-
Discount on three year, 50% notes payable	9,944	51,009
Capital contributed/co-founders’ forfeiture of contractual compensation	37,500	59,250
Valuation of warrants	-	107,599
Debt issuance costs	-	(10,000)
Change in allowance for bad debts	119,592	(159,000)
Loss on asset disposals	2,396	1,780
Change in operating assets and liabilities:
Accounts receivable	(220,735)	511
Inventories	(91,973)	(205,175)
Prepaid expenses and other current assets	(300,005)	56,462
Deferred loan costs	-	50,000
Deferred revenues	(111,944)	(602,451)
Accounts payable and accrued expenses	(341,831)	834,448

Net Cash Used in Operating Activities	(7,524,548)	(2,584,237)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	(50,000)	-
Capitalized software costs	(620,950)	-
Proceeds from asset disposals	19,950	4,000
Purchases of property and equipment	(137,367)	(13,328)

Net Cash Used in Investing Activities	(788,367)	(9,328)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	607,001
Proceeds from common stock to be issued, net	-	2,544
Payments on notes payable	(98,721)	(563,118)
Payments on three-year, 50% notes payable	(40,500)	(30,750)
Proceeds from convertible notes	568,500	2,123,068
Proceeds from the issuance of stock for warrant exercises	-	119,366
Payments on capitalized lease obligation	(18,725)	(5,659)

Net Cash Provided by Financing Activities	410,554	2,252,452

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,902,361)	(341,113)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,295,310	587,459

CASH AND CASH EQUIVALENTS, END OF YEAR	$392,949	$246,346

The accompanying notes are an integral part of these condensed financial statements.

COPSYNC, INC.
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$59,025	$188,311
Cash paid for income tax	37,206	8,298

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock related to convertible note	18,947	-
Issuance of common stock for prior year warrants	-	32,000
Issuance of stock for prior year stock subscriptions	211,257	20,000
Common stock issued and to be issued to endorsers	299,000
Loans and leases for vehicles	213,017
Insurance proceeds applied to outstanding bank loan	-	11,254
Reclassification of contractual prepayment from deferred revenue to notes payable	-	33,333
Non-cash issuance of 2,000 and 1,200 shares of common stock to third party for services performed and to be performed	-	17,000
Conversion of convertible notes, plus accrued interest into 36,690 and 24,097 shares of common stock, respectively	-	358,415
Conversion of accounts payable into 14,333 shares of common stock	-	109,490
Conversion of notes payable into 750 shares of common stock	-	7,500
Conversion of accounts payable into 569 shares of common stock to be issued	-	4,265
Conversion of convertible notes into 32,210 shares of common stock to issued	-	331,040
Financing of prepaid insurance policy	-	43,045
Series B Preferred stock dividends	-	26,034
Accretion of beneficial conversion feature on preferred shares dividends issued in kind	-	52,500

The accompanying notes are an integral part of these condensed financial statements.

COPsync, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

These interim condensed financial statements of COPsync, Inc. (the “Company”) are unaudited, but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, and its results of operations and cash flows for the three and nine months ended September 30, 2016.  Certain information and footnote disclosures normally included in the audited financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Because all the disclosures required by accounting principles generally accepted in the United States are not included, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015. The results for the three and nine-months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016, or any other period. The year-end condensed balance sheet data as of December 31, 2015, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

The Company offers the COPsync911 threat alert, first introduced in 2013, for use in schools, hospitals, day care facilities, governmental office buildings and other facilities with a high level of concern about safety and security.  When used in schools, for example, the COPsync911 service enables school personnel to instantly and silently send emergency alerts directly to the five closest law enforcement officers in their patrol vehicles, and to the local 911 dispatch center, with the mere click of a screen icon located on every Windows-based computer or any handheld device within the facility.  A text alert is also sent to the cell phones of all law enforcement officers in the area and to all teachers, administrators, and other staff at the school, alerting them of potential danger.

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

The WARRANTsync system, which is a feature set of the COURTsync system, is designed to be a Texas statewide misdemeanor warrant-clearing database. It enables law enforcement officers in the field to receive notice of outstanding warrants in real-time at the point of a traffic stop.  The WARRANTsync system enables the offender to pay the outstanding warrant fees and costs using a credit card.  Following payment, the offender is given a receipt and the transaction is complete.  This product could be viewed as an enhancement feature to the core COPsync Network service since all COPsync Network users receive the outstanding warrant notice.

In addition to Texas, the Company sells its products in seventeen other states.

At September 30, 2016, the Company had cash and cash equivalents of $392,949, working capital deficit of $2,723,964 and an accumulated deficit of $37,966,320.  The following factors are helping the Company manage its liquidity and enabling it to progress the business towards cash-flow break-even, and ultimately profitability:

(1)  The Company recorded approximately $2,071,000 and $4,610,000 in sales bookings during the three-month and nine-month periods ended September 30, 2016, compared to approximately $1,740,000 and $3,641,000 during the comparable periods in 2015. Of the total sales bookings for the first nine months ended September 30, 2016, approximately $1,837,000 remains unpaid.

(2)  On July 1, 2016, the Company filed with the Securities and Exchange Commission a Form S-3 Registration Statement which registered the offer and sale of up to $25 million of securities which may be issued by the Company from time to time in indeterminate amounts and at indeterminate times.  Pursuant to General Instruction I.B.6 of Form S-3, the aggregate market value sold pursuant to this Registration Statement during any 12-month period can be no more than one-third of the aggregate market value of our common stock that is held by non-affiliates.

(3) The Company will consider on a case-by-case basis additional credit facilities or equity or debt financings to leverage its recurring revenue streams and support additional growth.

(4) In late September/early October 2016, the Company supplemented its liquidity by borrowing $700,000 pursuant to two 12-month notes with a principal balance of approximately $737,000. The notes had an original issue discount of 5% and bears interest at 12% per annum during the term of the notes. After the five-month anniversary of the issuance date, the holders may convert the principal and any accrued interest into shares of the Company’s common stock at $1.25 per share.

(5) The Company believes it has the ability to reduce operating expenses should circumstances warrant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated significant losses as it has been developing its service and product offerings. The Company has had recurring losses and expects to report losses for fiscal 2016. The Company believes that current available cash combined with the receipts from anticipated future sales bookings, and the proceeds of a contemplated capital raise pursuant to its S-3 registration statement noted above will be sufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. There can be no assurances that the source of additional contracts will be achieved.

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

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents, at September 30, 2016 and December 31, 2015, respectively, consisted of the following:

Category	September 30, 2016	December 31, 2015
	(Unaudited)
Unrestricted	$145,168	$8,295,310
Restricted	247,781	-

Total Cash and cash equivalents	$392,949	$8,295,310

During the second quarter of 2016, the Company was requested to pay-off the balance of a lease agreement involving an equipment financing company owned by one of the Company’s outside directors (See Notes 12 and 21).  The total balance of the agreement was $241,238, inclusive of principal totaling $219,262, $21,976 for interest on future lease payments called for under the agreement and miscellaneous processing fees. To facilitate this request, the Company secured a bank loan to fund the pay-off.  The new loan is a one-year interest only note that requires a restricted cash balance for principal plus interest of $247,781.

NOTE 6 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable, net, at September 30, 2016 and December 31, 2015, respectively, consisted of the following:

Category	September 30, 2016	December 31, 2015
	(Unaudited)
Trade receivables	$1,882,155	$1,360,929
Other receivables	23,708	26,360
Elimination of unpaid deferred revenue	(1,225,455)	(861,024)
Allowance for doubtful accounts	(153,000)	(100,000)

Accounts Receivable, net	$527,408	$426,265

Accounts receivable is derived principally by revenue earned from end-users, which are local and state governmental agencies.  The Company performs periodic credit evaluations of its customers, and does not require collateral.

Our trade receivables increased by approximately $521,000 principally due to one reseller’s increased sales volume, an increase in the number of customer bookings and a rise in the average dollar value of invoices. At September 30, 2016, the Company had a concentration of credit risk involving a single customer who owes the Company an account balance, a portion of which is past due, equivalent to 36% of the Company’s Accounts Receivable, net. The Company is discussing various payment plans with the customer and believes this matter will be successfully resolved by the end of 2016.

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

At September 30, 2016, the $153,000 allowance consisted of a $143,000 specific reserve following a customer specific review of total receivables, and a $10,000 general, or non-specific, allowance, compared to $90,000 specific and $10,000 general allowances at December 31, 2015.  The increase in the specific allowance primarily relates to the past due balance involving the single customer referenced above.  As of December 31, 2015, the Company established a $10,000 general allowance, which is directed towards receivables that are over sixty days of age and may be at risk of collection.

NOTE 7 – INVENTORY

The Company’s inventory, at September 30, 2016 and December 31, 2015, respectively, consisted of the following:

Category	September 30, 2016	December 31, 2015
	(Unaudited)
Finished goods	$596,668	$504,695
Obsolescence Allowance	(20,000)	(20,000)

Total Inventory, net	$576,668	$484,695

The approximate $92,000 increase in inventory in the first nine-months of 2016 is due to an increase in on-hand general equipment and supplies, partially offset by a reduction in the Company’s VidTac finished goods inventory.

Total inventory at September 30, 2016 and December 31, 2015 included hardware consisting of computer laptops, printers and ancillary parts, such as electronic components, connectors, adapters and cables, as well as the Company’s proprietary VidTac product and its related components.  The Company attempts to procure hardware as a result of receiving a customer order.  Accordingly, the hardware is procured, delivered to the Company, prepared for installation and then transported by the Company to the customer site for installation.  Beginning in 2016, the Company has begun to procure certain inventory items on a stock basis so the Company can quickly install the equipment for a new contract.  Additionally, the various components of hardware are all considered finished goods because the individual items may be, and are, sold in a package, or on an individual basis, normally at the same pricing structure.

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

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company’s prepaid expenses and other current assets consisted of the following at September 30, 2016 and December 31, 2015, respectively:

Category	September 30, 2016	December 31, 2015
	(Unaudited)
Prepaid Insurance	$26,193	$69,456
Subscriptions	220,120	54,756
Vendor Prepayments	185,996	34,389
Deferred Valuation Expense Related to Endorser Agreements	131,500	353,802
Molds	57,967	-
Deferred Charges	31,546	31,546
Total Prepaid Expenses and Other Current Assets	$653,322	$543,949

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

Vendor prepayments principally consist of a personnel search firm, a consultant for advisory services and costs for molds for an updated component of the VidTac product.  These prepayments will be charged to operating expenses in fiscal year 2016 as the services are performed and as production of VidTac commences.

Deferred valuation expense relates to an endorsement agreement the Company entered into in January 2016 with an endorser who agreed to assist the Company with its brand recognition and sales efforts for COPsync products in pre-designated geographical areas. The agreement requires six quarterly payments of $250,000 and the grant of 100,000 shares of the Company’s common stock which was granted at signing and an additional 100,000 shares to be granted six months after signing.  The non-cash value of the endorsement agreement totaled $206,000 and was determined by using the stock price on the date of the agreement. The second tranche is valued at $93,000. These amounts are being amortized to non-cash consulting expense over the respective service periods.

Deferred charges pertain to off-the-shelf computer-aided dispatch systems (“CAD”) purchased from two outside software services companies and delivered to six contracted customers as part of their respective, executed service agreement (or contract).  The contracts involved license fees for the CAD service over a four-year period commencing with the acceptance of the service, as well as one-time implementation fees specific to each agency.  The contracts were executed in early in 2013 and the customers made prepayments totaling $285,555, which were reported in current deferred revenues.  At September 30, 2016, there remains some services yet to be performed and delivered to the customers; therefore, revenue recognition is not appropriate at this time.  The Company expects to complete and deliver those services in the next twelve months, at which time the deferred charges will be recognized as revenues.

NOTE 9 – PROPERTY AND EQUIPMENT

The Company’s property and equipment at September 30, 2016 and December 31, 2015 was:

Classes of Depreciable Assets	September 30, 2016	December 31, 2015
	(Unaudited)
Fleet Vehicles	$337,718	$148,940
Fleet Vehicles - Capitalized Lease	35,098	35,098
Furniture and Fixtures	21,084	10,467
Computer Hardware	155,449	86,508
Computer Software	36,935	36,935
Property and Equipment	586,284	317,948

Accumulated Depreciation	(214,152)	(193,760)

Net Property and Equipment	$372,132	$124,188

The increase in net property and equipment of approximately $268,000 relates to the acquisition of ten vehicles and computer equipment and office furniture.  Offsetting this increase was a loss of $2,396 resulting from the disposition of five vehicles. Depreciation expense for quarters ended September 30, 2016 and 2015 was $27,956 and $26,637, respectively, and for the nine months ended September 30, 2016 and 2015, $70,116 and $39,919, respectively.

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

Based upon the accounting guidance, the Company has concluded that at different points in time during the second and third quarters of 2016, five projects now meet the requirements for achieving “technological feasibility” per “ACS 985-25-2-a-1-3” and has elected to begin capitalizing the R&D expenses incurred for the time-period between that date of achieving “technological feasibility” and the anticipated date when the respective projects conclude with the product or service being ready for production or for sale.

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

Management believes a three-year period, representing the future beneficial life cycle of the product/service, is a reasonable period of time upon which to amortize the capitalized costs, commencing when the respective project arrives at a point where the product/service is ready for production/sale. The Company anticipates these projects will be complete between December 31, 2016 and March 31, 2017.

For the three-month and nine-month periods ended September 30, 2016, the Company capitalized $396,145 and $620,949, respectively, in developmental software costs. Total estimated cost for the project is $1,186,000.

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

NOTE 12 – NOTES PAYABLE

The following table summarizes notes payable at September 30, 2016 and December 31, 2015, respectively, including the three-year, 50% notes payable:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Loan Type
Bank	$474,044	$310,894
Insurance	17,569	63,457
Short-term notes	75,944	106,500
Total notes payable	567,557	480,851
Less: Current portion	(362,192)	(175,770)
Long-term portion	$205,365	$305,081

During the nine-months ended September 30, 2016, the Company had increases in notes payable for financing of general liability insurance of $32,000 and car loans of $213,017 related to the purchase of eight vehicles.

During the nine-months ended September 30, 2016, the Company paid a bank loan for $219,264 using the proceeds received from a new bank loan.  The new loan, in the amount of $241,238, is a one-year interest only note and under applicable accounting standards requires a restricted balance for principal and interest.

During the first nine months of 2016, the Company made total principal payments of $157,946

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The Company’s total convertible notes payable at September 30, 2016 was $598,500.  The following table shows the components of convertible notes payable at September 30, 2016 and December 31, 2015, respectively:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Total Convertible Notes Payable at beginning of period	$30,000	$398,786
Plus: additional notes payable	568,500	526,315
Less: note conversions	-	(895,101)
Total Convertible Notes Payable at end of period	598,500	30,000
Less: current portion	(568,500)	-
Convertible notes payable, net, long-term portion	$30,000	$30,000

The outstanding convertible note in the principal amount of $30,000 is convertible into shares of Company common stock at the option of the Payee at $11.00 per share. Unless earlier converted, the note is due on April 1, 2018.

In September 2016, the Company issued a twelve-month note with a principal balance of $631,579 and received gross proceeds of $600,000.  The note had an original issue discount of 5% and bears interest at 12%, per annum for the term of the note. After the note’s five-month anniversary, the holder of the note may convert the note into shares of the Company’s common stock at $1.25 per share. The Company incurred $31,500 of issue costs to be amortized over the term of the note.

NOTE 14 – PREFERRED STOCK

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

For the quarters ended September 30, 2016 and 2015, gross dividends on the Series B Preferred Stock were $0 and $26,466, respectively. For the nine-months ended September 30, 2016 and 2015, gross dividends on the Series B Preferred Stock were $0 and $78,534.

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

On November 13, 2015, we issued 225,000 shares of our common stock, in the aggregate, upon the conversion of the Series B Preferred Stock and the exercise of Series B Warrants held by ten persons. Additionally, we issued an additional 60,000 shares of our common stock, in the aggregate, to the same ten persons upon such conversion. 50,000 shares of common stock, attributable to the conversion of Series B Preferred Stock, remain to be issued as of the date of this report, pending receipt of certain Series B certificates.

NOTE 15 – COMMON STOCK

During the nine months ended September 30, 2016, the Company issued 552,619 shares of common stock as described below:

(1) The Company issued 150,000 shares related to endorsement agreements (80,000 shares at $2.50 per share, and 70,000 shares at $1.80).

(2) The Company issued 267,857 shares to consultants for services (42,857 shares at $2.09, 100,000 shares at $2.06, 35,000 shares at $2.61, 25,000 shares at $6.50 and 65,000 shares at $1.88).

(3) The Company issued 25,000 shares related to the series B conversion from 2015.

(4) The Company issued 53,215 shares related to loan conversion in 2015 (5,000 shares at $5.00 and 48, 215 shares at $3.50).

(5) The Company issued 26,547 shares in connection with the issuance of a convertible note issued in September 2016. The value of the shares issued was $18,947 and were charged to Interest Expense.

(6) The Company issued 30,000 shares for advisory services. These shares are expected to be cancelled.

NOTE 16 – COMMON STOCK TO BE ISSUED

The following table provides a reconciliation of the transactions, number of shares and associated values for the common stock to be issued at September 30, 2016 and December 31, 2015, respectively.

	At September 30, 2016		At December 31, 2015
	(Unaudited)
Common stock to be issued per:	# of Shares	$ Value	# of Shares	$ Value

A stock deposit received for common stock	-	$3,000	-	$3,000
Series B conversion	50,000	6	75,000	9
Note conversion	9,170	32,000	45,206	238,997
Consulting and Endorsement agreements	225,000	306,750	140,000	458,115

Total number of shares and value	284,170	$341,756	260,206	$700,121

NOTE 17 – BASIC AND FULLY DILUTED LOSS PER SHARE

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

The Company’s common stock equivalents, at September 30, 2016 and December 31, 2015, respectively, which are not included in the calculation of fully diluted loss per share because they are anti-dilutive, consisted of the following:

	September 30, 2016 (Unaudited)	December 31, 2015
Convertible promissory notes outstanding	568,623	2,728
Warrants outstanding	4,542,126	4,575,098
Stock options outstanding	270,833	242,100
Preferred stock outstanding	2,000	2,000
Common stock to be issued	284,170	260,206
Total Common Stock Equivalents	5,667,752	5,082,132

NOTE 18 – OUTSTANDING WARRANTS

A summary of the status of the Company’s outstanding warrants at September 30, 2016, is as follows:

	Outstanding			Exercisable
Exercise Prices	Weighted Average Number Outstanding at 9/30/16	Remaining Life (in yrs.)	Weighted Average Exercise Price	Number Exercisable at 9/30/16	Weighted Average Exercise Price
$1.75 - 4.36	4,011,134	4.05	$3.15	4,011,134	$3.15
$5.00	171,932	2.25	$5.00	35,932	$5.00
$6.50- 9.50	284,068	4.02	$7.55	284,068	$7.55
$10.00- 22.50	74,992	2.19	$12.73	74,992	$12.73

$1.75 - 22.50	4,542,126	3.93	$3.65	4,406,126	$3.61

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

On July 28, 2016, the Company’s stockholders approved the following:

(1)  A one-time repricing of all of the Company’s outstanding stock options granted prior to December 1, 2015 (a total of 237,900 shares of stock) that were outstanding on July 28, 2016 to the greater of (i) the closing price of one share of the Company’s common stock on the date of the annual meeting or (ii) $2.22. The Company repriced the options to $2.22 per share during the third quarter of 2016.

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

At September 30, 2016, there were 1,800,000 shares of common stock authorized for issuance under the Plan. The outstanding options have a term of ten years and vest primarily over periods ranging from three to five years. As of September 30, 2016, options to purchase 270,833 shares of the Company’s common stock were outstanding under the Plan, of which options to purchase 181,065 shares were exercisable.

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

For the quarter ending September 30, 2016, the Company estimated the fair value of the stock options based on the following weighted average assumptions:

Risk-free interest rate	1.58%
Expected life	10 years
Expected volatility	119%
Dividend yield	0.0%

For the nine months ended September 30, 2016 and 2015, the Company recorded share-based compensation expense of $141,989 and $145,591, respectively.  Included in the 2016 share-based compensation expense is $30,228 of expense resulting from repricing 190,833 options to a lower exercise price of $2.22.

For the nine months ended September 30, 2016, the Company granted options to purchase 60,000 shares of its common stock with a weighted average exercise price of $1.68 per share to the Company’s five outside directors, who each receive options as part of their annual compensation for serving on the Company’s Board of Directors.  In August 2016 two of the outside directors resigned from the board forfeiting 20,000 options granted in the current year and 1,267 options granted in prior years.  The total value of the remaining 40,000 stock options in the aggregate, utilizing the Black Scholes valuation method, was $65,145.  The term of the stock options was ten years and vesting of the stock options was for a three-year period, with 33% vesting on the one-year anniversary of the grant date, and the remainder vesting ratably over the next eight quarters.

The summary activity for the nine months ended September 30, 2016 under the Plan, as amended is as follows:

	September 30, 2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of period	242,100	$4.99	$-
Granted	60,000	$1.68	$-
Exercised	–	$0.00	$-
Shares Repriced	–	$(3.34)
Forfeited/ Cancelled	(31,267)	$3.11	$-

Outstanding at period end	270,833	$2.12	$-	6.47

Options vested and exercisable at period end	181,065	$2.22	$-	5.16

Weighted average grant-date fair value of options granted during the period		$1.63

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.65 – $ 2.22	270.833	6.47	$2.12	181,065	$2.22

A summary of the status of the Company’s non-vested option shares as of September 30, 2016 is as follows:

Non-vested Shares	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	66.969	$6.34
Granted	60,000	$1.68
Forfeited	(21,267)	$2.16
Vested	(15,934)	$12.26
Non-vested at September 30, 2016	89,768	$1.92

As of September 30, 2016, there was approximately $380,750 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.  The Company expects to recognize the unrecognized compensation cost over a weighted average period of 2.5 years.

NOTE 20 – COMMITMENTS, CONTINGENCIES AND BOARD OF DIRECTORS’ ACTIONS

The following table summarizes the Company’s obligations to make future payments pursuant to certain contracts or arrangements as of September 30, 2016, as well as an estimate of the timing in which these obligations are expected to be satisfied:

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	After 2020

Long-Term Debt Obligations	$992,333	$31,470	$952,562	$8,301	$-
Capital Lease Obligations	173,724	10,831	96,668	66,225	-
Operating Lease Obligations	564,511	48,210	309,119	207,182	-
Total Obligations	$1,730,568	$90,511	$1,358,349	$281,708	$-

Compensation

See Item 11, “Employment Contracts, Termination of Employment and Change in Control,” contained in the Company’s Form 10-K/A for the year ended December 31, 2015 and filed on April 29, 2016, which discusses the employment agreements involving Mr. Russell Chaney and Mr. Shane Rapp, co-founders of the Company.  One element contained in those discussions involves the voluntary elections by Mr. Chaney and Mr. Rapp to forego certain specified salary increases until the Company be profitable or the Company secures sufficient funding to sustain operations.  The value of each person’s foregone salary for the nine-months ended September 30, 2016 and 2015 totaled $37,500 and 59,250 for Mr. Chaney and Mr. Rapp, respectively, and was recorded as contributed capital in Additional Paid-in Capital on the Company’s Balance Sheet.

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

NOTE 21 – RELATED PARTY TRANSACTION

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

NOTE 22 – SUBSEQUENT EVENTS

•
In October 2016, the Company issued a 12-month promissory note with a principal balance of $105,263 and received $100,000 in gross proceeds.  The note had an original issue discount of 5% and bears interest at 12% per annum during the term of the note. After the note’s five-month anniversary, the holder of the note may convert the principal and any accrued interest into shares of the Company’s common stock at $1.25 per share.

•	On October 5, 2016, the Company appointed Brad Powers and Ward E. Leber as directors of the Company. The Company has agreed to enter into a consulting arrangement with Mr. Leber for marketing and business development services and with the Child Safety Network, LLC (“CSN”), the non-profit organization Mr. Leber founded and serves as chairman of the professional advisory board, for government relations and certain business services, pursuant to which Mr. Leber and CSN will receive success-based equity compensation and cash compensation. The Company expects to enter into a consulting arrangement with Mr. Powers for advisory and general business services, pursuant to which Mr. Powers would also receive success-based equity compensation and cash compensation.

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

•
Allow officers to query, in real time, various local, state and federal law enforcement databases, including (i) the FBI Criminal Justice Information Service (CJIS) database, (ii) the law enforcement telecommunications system databases for the States of Texas and Mississippi and the Commonwealth of Massachusetts, (iii) the historical databases of our agency subscribers who have provided us with such access, (iv) certain Department of Homeland Security’s El Paso Intelligence Center (EPIC) information relating to persons crossing the United States – Mexico border, and (v) our COPsync Network database which is populated with non-adjudicated law enforcement information created by our law enforcement officer subscribers. As we continue to expand the scope of our operations to states other than noted above, we anticipate that we will be granted access to the law enforcement telecommunications databases in those states as well, subject to approvals from the applicable governing state and municipal agencies and the “siloed” law enforcement databases of law enforcement records management system (“RMS”) vendors;

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

We also augment our other services with our own law enforcement in-car video system, named VidTac, and COURTsync, a court security and efficiency application.

Basis of Presentation, Critical Accounting Policies and Estimates

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in accordance with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes.  Actual results could differ from these estimates and assumptions.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2015.  We discuss our Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2015.

The Company began capitalizing its software development costs during the second quarter of 2016. See Note 10 – Capitalized Software for further information.

Results of Operations

Revenues

Total revenues for the three-month and nine-month periods ended September 30, 2016 were $1,447,362 and $4,020,128, respectively, compared to $1,263,546 and $3,681,023 respectively, for comparable periods in 2015.  Total revenues are comprised of software license/subscriptions revenue and hardware, installation and other revenue.  Software license/subscriptions revenue is a key indicator of revenue performance in future years, since this revenue represents that portion of our revenue that is anticipated to recur as our service contracts renew from year-to-year.  Hardware, installation and other revenue is a one-time revenue event, and is not a key indicator of future performance.  Software license/subscriptions revenue for the three-month and nine-month periods ended September 30, 2016 were $868,555 and $2,551,284, respectively, compared to $730,577 and $2,139,768, respectively, for comparable periods in 2015.  The increase in software license/subscriptions revenue was due to an increase in the number of law enforcement agency contracts executed between periods, increased revenue attributable to contract renewals, and revenues attributable to our threat-alert product, COPsync911.  Hardware, installation and other revenues for the three-month and nine-month periods ended September 30, 2016 were $578,807 and $1,468,844, respectively, compared to $532,969 and $1,541,255, respectively, for comparable periods in 2015.

Some of our new contracts (or new order bookings) are multiple-year contracts that typically include hardware, installation and training (and integration in some cases) and software license/subscriptions revenue during the first year of the contract, followed by software license/subscriptions revenue during the remaining years of the contract.  Normally, we receive full payment up front upon inception of the contract.  This up-front payment is initially recorded as deferred revenue and subsequently recognized as revenue ratably during the service period.  As of September 30, 2016, we had $3,008,013 in deferred revenues, compared to $3,119,958 at December 31, 2015.  We do not believe that the deferred revenues resulting from these payments will have a material effect on our future working capital for the later years of the contract service periods because a large portion of our continuing customer support costs are incrementally fixed in nature.

  Cost of Revenues and Gross Profit

The following is a summary of our cost of revenues and gross profit or loss for the two revenue types for the respective three-month and nine-month periods ended September 30, 2016 and 2015:

	For the three months ended September 30,				For the nine months ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Hardware, installation and other revenues
Revenues	$578,807	100%	$532,969	100%	$1,468,844	100%	$1,541,255	100%
Cost of Revenues-hardware & other external costs	302,411	52%	325,712	61%	1,340,357	91%	1,042,844	68%
Cost of Revenues-internal costs	222,049	39%	97,228	18%	525,417	36%	200,141	13%
Total Gross Profit	$54,347	9%	$110,029	21%	$(396,930)	(27%)	$298,270	19%

Software license/subscription revenues
Revenues	$868,555	100%	$730,577	100%	$2,551,284	100%	$2,139,768	100%
Cost of Revenues-internal costs	367,752	42%	302,300	41%	1,088,815	43%	927,486	43%
Total Gross Profit	$500,803	58%	$428,277	59%	$1,462,469	57%	$1,212,282	57%

Total Company
Revenues	$1,447,362	100%	$1,263,546	100%	$4,020,128	100%	$3,681,023	100%
Cost of Revenues	892,212	62%	725,240	57%	2,954,589	73%	2,170,471	59%
Total Gross Profit	$555,150	38%	$538,306	43%	$1,065,539	27%	$1,510,552	41%

Total cost of revenues for the three-month and nine-month periods ended September 30, 2016, were $892,212 and $2,954,589, respectively, compared to $725,240 and $2,170,471 for the respective comparable periods in 2015.  As a result, we realized gross profits for the three-month and nine-month periods ended September 30, 2016 of $555,150 and $1,065,539, respectively, compared to $538,306 and $1,510,552, respectively, for the comparable periods in 2015.

Cost of revenues for hardware, installation and other revenues for the three-month and nine-month periods ended September 30, 2016 were $524,460 and $1,865,775, respectively, compared to $422,940 and $1,242,985, respectively, for comparable periods in 2015.   Included in the cost of these revenues are internal costs, which represent salaries and travel expenses for our in-house installation and training staff.  The resulting gross profit from hardware, installation and other revenues for the three-month and nine-month periods ended September 30, 2016 was $54,347 and $(396,930), respectively, compared to $110,029 and $298,270, respectively, for the comparable periods in 2015. The year to date decrease that occurred in 2016 for gross profit performance was due principally to price discounting and increased internal costs between periods.  We believe some price discounting will continue through the remainder of 2016 and into 2017 as we attempt to accelerate our growth in sales bookings, and ultimately increased overall revenues.

Cost of revenues for software license/subscription revenues for the three-month and nine-month periods ended September 30, 2016 were $367,752 and $1,088,815, respectively, compared to $302,300 and $927,486, respectively, for the comparable periods in 2015.  These represent internal costs associated with our customer support team and web-hosting facilities in 2015.  The resulting gross profit from software license/subscription revenues for the three-month and nine-month periods ended September 30, 2016 were $568,368 and $1,530,034, respectively, compared to $428,277 and $1,212,282, respectively, for the comparable periods in 2015.  The increase in gross profit between periods reflects the effects of an ever-increasing revenue stream produced by new business contracts and customer renewals, compared to cost of revenues which are relatively flat in nature.

Our total cost of revenues has the potential to fluctuate with revenues because of the variable cost nature of hardware, installation and other revenues contained in future contracts.  Conversely, our internal costs associated with installation, training, customer support and web-site hosting were relatively flat throughout years 2015 and 2016.

Operating Expenses

Research and Development

Total research and development expenses for the three-month and nine-month periods ended September 30, 2016 were $558,155 and $1,461,015, respectively, compared to $316,116 and $1,261,283, respectively for the comparable periods in 2016.  Total expenses increased during the three-month period due to increased headcount and utilization of third-party software service providers; however, the increase was partially offset by capitalization of certain software development expenses totaling approximately $396,000 and $620,000 for the three and nine-months ending September 30, 2016. Total research and development expenses for the nine-month period increased due to increased headcount and utilization of third-party software service providers, partially offset by capitalization of certain software development expenses totaling approximately $396,000 during the nine-month period ending September 30, 2016.

We plan to continue our increased research and development spending in fiscal year 2016 and 2017, unless it is necessary for us to reduce expenses to maintain adequate liquidity.

Sales and Marketing

Total sales and marketing expenses for the three-month and nine-month periods ended September 30, 2016 were $1,505,958 and $4,275,366, respectively, compared to $563,213 and $1,378,402, respectively for the comparable periods in fiscal 2015.

New marketing expenses totaled approximately $645,000 and $1,883,000 for the three-month and nine-month periods ended September 30, 2016, of which $150,138 and $794,552 was non-cash expense for the respective periods. This expense was principally attributable to certain endorser agreements we entered into in November 2015 with a number of individuals or entities who we believe will enhance our brand recognition and assist our sales efforts in certain geographical areas, principally outside the State of Texas.  The term of these agreements are twelve months.  As compensation for their services, these persons were issued certain shares of our common stock.  Additionally, certain of these persons will also receive cash retainers for their services.

Sales expenses for the three-month and nine-month periods ended September 30, 2016 were $860,958 and approximately $2,392,000, respectively. The respective increases were attributable to the addition of new sales personnel in eight states outside of the State of Texas who were hired during the second quarter of 2016 as the initial step in expanding our sales footprint.  We anticipate this ramp-up period to take us through fiscal year 2016.

We expect our future quarterly sales and marketing expenses to continue at current expense levels.

General and Administrative

Total general and administrative expenses for the three-month and nine-month periods ended September 30, 2016 were $1,127,896 and $3,232,871, respectively, compared to $577,143 and $1,595,760, respectively for the comparable periods in fiscal 2015.  The increase in expenses between the respective periods is due to increased professional fees for general financial advisory, government relations, investor relations, legal, payroll, and travel expenses.   Included in these expenses for fiscal year 2016 are non-cash expenses of approximately $238,943 and $656,789 for the three month and nine month periods ended September 30, 2016, relating to the value of various stock and warrant grants awarded to 3rd party service providers during the respective periods.

We believe our general and administrative expenses for the remainder of 2016 will remain relatively consistent with current expense levels.

Other Expense

Other expense, consisting of net interest expense, totaled $28,267 and $75,477 for the three-month and nine-month periods ended September 30, 2016, respectively, compared to $6,957 and $231,953, respectively, for same periods in fiscal 2015.  The net decrease between periods of $21,310 and $156,476, respectively, are principally due to the conversion of debt to equity taking place in fiscal year 2015.  In addition, there was $598,255 in beneficial conversion feature in 2015 not incurred in 2016.

Net Loss Before Income Taxes

The net loss before income taxes for the three-month and nine-month periods ended September 30, 2016 was $2,665,126 and $7,979,189, respectively, compared to $1,509,464 and $3,555,100, respectively, for the same periods in fiscal 2015.

Liquidity and Capital Resources

We have funded our operations since inception through the sale of equity and debt securities and from cash generated by operating activities.  As of September 30, 2016, we had $392,949 in cash and cash equivalents, compared to $8,295,310 as of December 31, 2015.  The $7,902,361 decrease in cash was due to net cash used by operating activities of $7,524,548 and investing activities of $788,367, partially offset by cash generated by financing activities of $410,554.

The net cash used by investing activities represents $620,950 for capitalized software, purchase of equipment of $137,368, investment in a note receivable of $50,000 offset by the sale of assets with a book value of $19,950.

The net cash generated by financing activities represents funds from a convertible note offset by monthly payments on outstanding notes for automobile and business insurance loans and capitalized lease obligations.

We had a working capital deficit of $2,723,964 on September 30, 2016, compared to a working capital surplus of $5,059,799 on December 31, 2015.  However, on September 30, 2016, our current liabilities included $1,789,336 in net deferred revenues attributable to future performance obligations under prepaid customer contracts, the actual future costs of which, we believe will not represent a majority of this amount.

Plan of Operation for the Next Twelve Months

At September 30, 2016, we had cash and cash equivalents of $392,949, working capital deficit of $2,723,964 and an accumulated deficit of $37,966,320.  The following factors are helping us manage our liquidity and enabling us to progress the business towards cash-flow break-even, and ultimately profitability:

(1)  We recorded approximately $2,071,000 and $4,610,000 in sales bookings during the three-month and nine-month periods ended September 30, 2016, compared to approximately $1,740,000 and $3,641,000 during the comparable periods in 2015. Of the total sales bookings for the first nine months ended September 30, 2016, approximately $1,837,000 remains unpaid. Generally, we expect that our sales bookings will convert into cash available for operations within 60-150 days. For the fiscal year ended December 31, 2016, we believe our total sales bookings plus proceeds from an equity raise will be sufficient to fund operations.

(2)  On July 1, 2016, we filed with the Securities and Exchange Commission a Form S-3 Registration Statement which registered the offer and sale of up to $25 million of securities which may be issued by us from time to time in indeterminate amounts and at indeterminate times.  Pursuant to General Instruction I.B.6 of Form S-3, the aggregate market value sold pursuant to this Registration Statement during any 12-month period can be no more than one-third of the aggregate market value of our common stock that is held by non-affiliates.

(3) We will consider, on a case-by-case basis, additional credit facilities or equity or debt financings to leverage our recurring revenue streams and support additional growth.

(4) In late September/early October 2016, we supplemented our liquidity by borrowing $700,000 pursuant to two 12-month notes with a principal balance of approximately $737,000. The notes had an original issue discount of 5% and bears interest at 12% per annum during the term of the notes. After the five-month anniversary of the issuance date, the holders may convert the principal and any accrued interest into shares of the Company’s common stock at $1.25 per share.

(5)  We believe we have the ability to reduce operating expenses should circumstances warrant.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have accumulated significant losses as we have been developing our service and product offerings. We have had recurring losses and expect to report losses for fiscal 2016. We believe that current available cash combined with the receipts from anticipated future sales bookings, and the proceeds of a contemplated capital raise pursuant to our S-3 registration statement noted above will be sufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. There can be no assurances that the source of additional contracts will be achieved.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, we conducted, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our common stock is currently listed on The NASDAQ Capital Market under the symbol “COYN.” However, no assurance can be given that an active trading market for our common stock will develop and continue. As a result, you may find it more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock and warrants.

On May 20, 2016, we received a notice from The NASDAQ Capital Market that we did not comply with Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities or $500,000 net income from continuing operations.  On July 19, 2016, The NASDAQ Capital Market granted us until November 16, 2016 to comply with Listing Rule 5550(b).  In addition, on October 20, 2016, we received a letter from The NASDAQ Capital Market that, for the previous 30 consecutive business days, the closing bid price for our common stock was below the $1.00 per share minimum bid price requirement pursuant to Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we will have 180 calendar days to, or until April 18, 2017, to regain compliance with Listing Rule 5550(a)(2). In the event the Company is unable to demonstrate compliance by the deadlines above, The NASDAQ Capital Market will notify the Company and the Company will have the opportunity to appeal any subsequent listing determination by the Staff to The NASDAQ Capital Market Hearings Panel. In such an event, it is expected that our common stock would remain listed and trading pending the issuance of the Panel’s decision and the expiration of any further extension granted by the Panel.

If we are unable to meet NASDAQ listing requirements, our common stock could be delisted from The NASDAQ Capital Market. If our common stock were to be delisted from The NASDAQ Capital Market, our common stock could continue to trade on the OTCQB or similar marketplace following any delisting from The NASDAQ Capital Market. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ended September 30, 2016, we issued a total of 26,547 shares of our common stock and a 12-month convertible note with a principal balance of $631,579. The note had an original issue discount of 5% and bears interest at 12% per annum during the term of the note. After the note’s five-month anniversary, the holder may convert the principal and any accrued interest into shares of Company common stock at $1.25 per share.

The offers and sales of securities described above were made without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and in reliance on similar exemptions under applicable state laws.  No general solicitation or general advertising was used in connection with the offering of the securities and the Company had a pre-existing relationship with each person to whom securities were sold.  We disclosed to the purchasers that the shares of common stock could not be sold unless they are registered under the Securities Act or unless an exemption from registration is available, and the certificates representing the shares include a legend to that effect.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
10.1
2016 COPsync, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed with the SEC on October 24, 2016, File No. 333-214210).

10.2
Amended and Restated COPsync, Inc. 2009 Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the SEC on October 24, 2016, File No. 333-214212).

10.3*	Form of Amendment to Stock Option Agreement

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications.

101.1	101.INS (XBRL Instance Document)

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

COPSYNC, INC.

Date: November 14, 2016	By:	/s/ Barry W. Wilson
Barry W. Wilson
Chief Financial Officer and Duly Authorized Officer